Form 10-Q
period 1996-09-30
CCC INFORMATION SERVICES GROUP INC
filed 1996-11-13
CIK 1017917

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                      or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 333-07287

                       CCC INFORMATION SERVICES GROUP INC.
              (Exact name of registrant as specified in its charter)

                      DELAWARE                              54-1242469
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification Number)

            WORLD TRADE CENTER CHICAGO                         60654
               444 MERCHANDISE MART                         (Zip Code)
                CHICAGO, ILLINOIS
     (Address of principal executive offices)

                                (312) 222-4636
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No  X
                                               ----       ---

As of October 31, 1996, 23,430,040 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                        Page(s)

Item 1.     Financial Statements

            Consolidated Interim Statement of Operations (Unaudited),       3
            Quarter and Three Quarters Ended September 30, 1996
            and 1995

            Consolidated Interim Balance Sheet,                             4
            September 30, 1996 (Unaudited) and December 31, 1995

            Consolidated Interim Statement of Cash Flows (Unaudited),       5
            Three Quarters Ended September 30, 1996 and 1995

            Notes to Consolidated Interim Financial Statements             6-8

Item 2.     Management's Discussion and Analysis                           9-11
            of Results of Operations and Financial Condition


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              12

Item 2.     Changes in Securities                                          12

Item 3.     Defaults Upon Senior Securities                                12

Item 4.     Submission of Matters to a Vote of Security Holders            12

Item 5.     Other Information                                              12

Item 6.     Exhibits and Reports on Form 8-K                              12-13


SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

            CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                (UNAUDITED)

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                 THIRD QUARTER ENDED    THREE QUARTERS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------------    --------------------
                                                  1996        1995       1996         1995
                                                 -------     -------    -------      -------
Revenues                                         $32,602     $28,817    $95,927      $85,441

Expenses:
  Production and customer support                  7,697       7,852     23,217       24,198
  Commissions, royalties and licenses              3,462       2,992     10,122        8,551
  Selling, general and administrative             10,266       9,380     29,309       27,110
  Depreciation and amortization                    1,624       2,361      5,596        7,215
  Product development and programming              4,186       3,809     12,263       10,827
  Litigation settlement                               --          --         --        4,500
                                                 -------     -------    -------      -------
Total operating expenses                          27,235      26,394     80,507       82,401
                                                 -------     -------    -------      -------
Operating income                                   5,367       2,423     15,420        3,040
Interest expense                                    (526)     (1,422)    (2,508)      (4,532)
Other income, net                                    169          68        462          401
                                                 -------     -------    -------      -------
Income (loss) before income taxes                  5,010       1,069     13,374       (1,091)
Income tax benefit (provision)                      (292)       (243)    (1,965)         810
                                                 -------     -------    -------      -------
Income (loss) before extraordinary item and
  dividends and accretion on mandatorily
  redeemable preferred stock                       4,718         826     11,409         (281)

Extraordinary loss on early retirement of
  debt, net of income taxes                         (678)         --       (678)          --
                                                 -------     -------    -------      -------
Net income (loss)                                  4,040         826     10,731         (281)
Dividends and accretion on mandatorily
  redeemable preferred stock                      (5,003)       (765)    (6,607)      (2,220)
                                                 -------     -------    -------      -------
Net income (loss) applicable to common stock     $  (963)    $    61    $ 4,124      $(2,501)
                                                 -------     -------    -------      -------
                                                 -------     -------    -------      -------
Income (loss) per common and common
  equivalent share from:
Income (loss) before extraordinary item and
  dividends and accretion on mandatorily
  redeemable preferred stock                     $  0.22     $  0.04    $  0.60      $ (0.02)
Extraordinary loss on early retirement of
  debt, net of income taxes                        (0.03)         --      (0.03)          --
Dividends and accretion on mandatorily
  redeemable preferred stock                       (0.24)      (0.04)     (0.35)       (0.13)
                                                 -------     -------    -------      -------
Net income (loss) applicable to common stock     $ (0.05)    $    --    $  0.22      $ (0.15)
                                                 -------     -------    -------      -------
                                                 -------     -------    -------      -------
Weighted average common and common
  equivalent shares outstanding                   21,270      17,017     18,890       16,746
                                                 -------     -------    -------      -------
                                                 -------     -------    -------      -------


                 The accompanying notes are an integral part of these
                      consolidated interim financial statements.

            CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED INTERIM BALANCE SHEET
                               (IN THOUSANDS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1996             1995
                                                   -------------    ------------
                                                    (UNAUDITED)

                                   ASSETS

Cash                                                 $ 17,615        $  3,895
Accounts receivable (net of reserves of $1,948
  (unaudited) and $1,472 at September 30, 1996 and
  December 31, 1995, respectively)                     11,242           9,899
Income taxes receivable                                    --           1,079
Other current assets                                    3,358           2,877
                                                     --------        --------
      Total current assets                             32,215          17,750

Equipment and purchased software (net of accumulated
  depreciation of $21,592 (unaudited) and $23,695 at
  September 30, 1996 and December 31, 1995,
  respectively)                                         7,223           7,310
Goodwill (net of accumulated amortization of $8,557
  (unaudited) and $7,548 at September 30, 1996 and
  December 31, 1995, respectively)                     11,566          12,575
Deferred income taxes                                   5,565           3,810
Other assets                                            1,184           2,648
                                                     --------        --------
      Total Assets                                   $ 57,753        $ 44,093
                                                     --------        --------
                                                     --------        --------

            LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                    AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                $ 16,583        $ 19,652
Income taxes payable                                    2,211              --
Current portion of long-term debt                         119           7,660
Current portion of deferred revenues                    8,162           5,063
Current portion of contract funding                       528           3,328
                                                     --------        --------
      Total current liabilities                        27,603          35,703

Long-term debt                                            141          27,220
Contract funding                                           --             135
Long-term deferred revenue                              2,013             597
Other liabilities                                       3,357           2,733
                                                     --------        --------
      Total liabilities                                33,114          66,388
                                                     --------        --------
Mandatorily redeemable preferred stock ($1.00 par
  value, 100,000 shares authorized, 4,915
  (unaudited) and 39,000 designated and outstanding
  at September 30, 1996 and December 31, 1995,
  respectively)                                         4,600          34,125
                                                     --------        --------
Common stock ($0.10 par value, 30,000,000 shares
  authorized for all periods presented, 23,430,040
  (unaudited) and 16,316,400 shares issued and
  outstanding at September 30, 1996 and December 31,
  1995, respectively)                                   2,343           1,632
Additional paid-in capital                             83,805          11,679
Accumulated deficit                                   (65,923)        (69,519)
Treasury stock, at cost                                  (186)           (212)
                                                     --------        --------
      Total stockholders' equity (deficit)             20,039         (56,420)
                                                     --------        --------
        Total Liabilities, Mandatorily Redeemable
          Preferred Stock and Stockholders' Equity
          (Deficit)                                  $ 57,753        $ 44,093
                                                     --------        --------
                                                     --------        --------

                 The accompanying notes are an integral part of these
                      consolidated interim financial statements.

            CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)

                                (UNAUDITED)

                                                            THREE QUARTERS ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
                                                              1996       1995
                                                            --------    -------
Operating activities:
Net income (loss)                                           $ 10,731    $  (281)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Extraordinary loss on early retirement of
      debt, net of income taxes                                  678         --
    Depreciation and amortization of equipment
      and purchased software                                   4,560      6,104
    Amortization of goodwill                                   1,009      1,009
    Deferred income taxes                                     (1,755)     2,721
    Contract funding revenue amortization                     (2,935)    (8,567)
    Other, net                                                   330        351
    Changes in:
      Accounts receivable, net                                (1,343)    (1,069)
      Other current assets                                      (481)       464
      Other assets                                               (84)       141
      Accounts payable and accrued expenses                   (3,069)     4,769
      Income taxes payable                                     3,735     (2,872)
      Deferred revenues                                        4,515      1,863
      Other liabilities                                        1,072        (12)
                                                            --------    -------
Net cash provided by operating activities                     16,963      4,621
                                                            --------    -------
Investing activities:
  Purchases of equipment and software                         (3,193)    (1,977)
  Proceeds from sale of discontinued operations,
    net of expenses                                               --        500
  Other, net                                                      24        192
                                                            --------    -------
Net cash used for investing activities                        (3,169)    (1,285)
                                                            --------    -------
Financing activities:
  Proceeds from issuance of long-term debt                    10,750      4,000
  Principal repayments on long-term debt                     (46,711)    (7,274)
  Proceeds from initial public offering of common stock,
    net of underwriters' discounts and equity issue costs     72,124         --
  Proceeds from exercise of stock options                        283          4
  Redemption of mandatorily redeemable preferred stock,
    including accrued dividends                              (36,131)        --
  Debt issue costs                                              (382)        --
  Other, net                                                      (7)        (1)
                                                            --------    -------
Net cash used for financing activities                           (74)    (3,271)
                                                            --------    -------
Net increase in cash                                          13,720         65

Cash:
  Beginning of period                                          3,895      5,702
                                                            --------    -------
  End of period                                             $ 17,615    $ 5,767
                                                            --------    -------
                                                            --------    -------

                 The accompanying notes are an integral part of these
                      consolidated interim financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its primary operating subsidiary, CCC Information Services Inc. ("CCC") is a supplier of automobile claims information and processing, claims management software and communication services. The Company's services and products enable more than 300 automobile insurance company customers and more than 9,000 collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

     The Company is a consolidated subsidiary of White River Ventures Inc. ("White River"). White River is a wholly owned subsidiary of White River Corporation. As of September 30, 1996, White River held approximately 37% of the total outstanding common stock of the Company and had 51% of the voting power associated with the Company's total outstanding voting stock. See Note 6 - Mandatorily Redeemable Preferred Stock.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated interim financial statements as of and for the three quarters ended September 30, 1996 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements included in the Company's Initial Public Offering Prospectus and Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 1996. See Note 5 - Initial Public Offering of Common Stock.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. This Statement establishes a new standard for accounting for the impairment of long-lived assets and certain identifiable intangibles. The adoption of SFAS No. 121 was not material to the Company's financial position or results of operations.

     The Financial Accounting Standards Board has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996. This Statement establishes an alternative to the Company's current method of accounting for compensation associated with stock issued to employees. Management does not intend to adopt the alternative method allowed by SFAS No. 123. Accordingly, adoption of this Statement will only require additional financial statement footnote disclosures to describe the Company's stock-based compensation.

NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

     In addition to amounts reported as purchases of equipment and software in the consolidated interim statement of cash flow, the Company has directly financed certain noncash capital expenditures. These amounts totaled $1.3 million and $0.7 million during the three quarters ended September 30, 1996 and 1995, respectively.

     The Company directly charges retained earnings for preferred stock accretion and preferred stock dividends payable. These amounts totaled $6.6 million and $2.2 million during the three quarters ended September 30, 1996 and 1995, respectively.

     On June 6, 1996, the Company distributed 40,000 shares and options to purchase an additional 50,000 shares of Faneuil ISG, Inc. to its stockholders of record. The shares and options distributed were received by the Company in partial consideration for the sale of certain business assets of the Company to Faneuil ISG, Inc. in August 1994. The book value associated with this investment at the time of distribution was $530 thousand.

NOTE 5 - INITIAL PUBLIC OFFERING OF COMMON STOCK

     On July 22, 1996, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of the Company's common stock. In addition, on July 22, 1996 the Company's Board of Directors authorized a 40 for 1 split of the common stock of the Company, which was effective August 13, 1996. All reported share information has been restated to reflect the split. On August 21, 1996, the Company completed its IPO by issuing 6,900,000 shares of common stock, par value $0.10, at $11.50 per share. Gross proceeds from the IPO of $79.3 million were reduced by Underwriters' discounts and equity issue costs of $7.2 million. Proceeds from the IPO were used to repay certain bank debt and to redeem a substantial portion of the Company's Mandatorily Redeemable Preferred Stock ("Preferred Stock").

NOTE 6 - MANDATORILY REDEEMABLE PREFERRED STOCK

     As required by the terms of the Company's Series C and Series D Preferred Stock, the Company used 50% of the net proceeds from the IPO to redeem 34,085 shares of outstanding Preferred Stock at its stated value of $34.1 million plus accrued dividends of $2.0 million. As a result of the redemption and in accordance with the terms of the Preferred Stock, Preferred Stock dividends from the IPO date through June 16, 1998 have been eliminated.

     As a result of the IPO, White River's common equity ownership percentage was reduced from approximately 52% to approximately 37%. On August 23, 1996, White River informed the Company of its intention to exchange 500 Shares of Series D Preferred Stock for 500 Shares of Series E Preferred Stock as provided under the terms of an agreement between White River and the Company. Pursuant to the request from White River, the Company issued 500 Shares of Series E Preferred Stock in exchange for 500 Shares of Series D Preferred Stock. At September 30, 1996, 630 Shares of Series C Preferred Stock, 3,785 Shares of Series D Preferred Stock and 500 Shares of Series E Preferred Stock are issued and outstanding. The Series E Preferred Stock provides White River with a maximum of 51% of the total voting power associated with the Company's total outstanding voting stock when combined with the amount of the Company's common stock held directly by White River.

NOTE 7 - LONG-TERM DEBT

     Primarily with proceeds from the IPO, the Company repaid all outstanding balances under a term loan and revolving credit facility with its former commercial lender. In August 1996, the Company executed a new revolving credit facility with a new commercial bank and terminated its former credit facility. As a result, the write-off of deferred financing fees associated with the former credit facility have been reflected as an extraordinary loss, net of income taxes, in the accompanying consolidated interim statement of operations for the quarter and three quarters ended September 30, 1996.

     The new credit facility provides CCC with the ability to borrow up to $20 million under a revolving line of credit for general corporate purposes.
There have been no borrowings under the new facility. The interest rate under the new revolving credit facility would be the London Inter-Bank Offering
Rate (LIBOR) plus 1.5% or the prime rate, as selected by CCC. In addition, CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. The new facility expires on October 1, 2001.

     Under the new revolving credit facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the new bank credit facility also requires CCC to maintain certain levels of operating cash flow in relation to total debt and debt service coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

     The Company has made cash interest payments of $2.6 million and $3.2 million during the three quarters ended September 30, 1996 and 1995, respectively.

NOTE 8 - INCOME TAXES

     Because of the Company's past history of operating losses and its inability to project future taxable income with certainty, the Company established deferred income tax asset valuation allowances. Based upon the recapitalization of the Company achieved through its initial public offering and management's increased confidence in predicting future taxable income, all deferred income tax valuation allowances are expected to be released to income by December 31, 1996. Deferred income tax valuation allowances of $1.6 million and $3.8 million were released to income during the quarter and three quarters ended September 30, 1996, respectively. The Company has received refunds in excess of payments of $10 thousand and $657 thousand during the three quarters ended September 30, 1996 and 1995, respectively.

NOTE 9 - LEGAL PROCEEDINGS

     In April 1996, the Company completely settled a lawsuit involving an independent publisher of used car valuation books. The settlement amount approximated the settlement charge of $4.5 million previously recorded in April 1995. In conjunction with the settlement agreement, the Company received a three year license to the publisher's used car valuation book data at market rates.

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED
  SEPTEMBER 30, 1995

     CCC Information Services Group Inc. ("Company") reported a net loss applicable to common stock of $1.0 million, or $0.05 per share, for the quarter ended September 30, 1996, versus break-even results for the same quarter last year. Third quarter 1996 results included dividends and accretion on mandatorily redeemable preferred stock of $5.0 million, or $0.24 per share, and an extraordinary loss on early retirement of debt, net of income taxes, of $0.7 million, or $0.03 per share. Of the dividends and accretion of $5.0 million, $4.5 million resulted from an accelerated accretion to stated value resulting from the earlier than scheduled preferred stock redemption. Third quarter 1996 operating income of $5.4 million was $2.9 million, or 121%, higher than the same quarter last year.

     Third quarter 1996 revenues of $32.6 million were $3.8 million, or 13.1%, higher than the same quarter last year. The increase in revenues is due primarily to higher revenues from collision estimating software licensing, from ACCESS-TM- claims services and from Total Loss valuation services. Collision estimating software licensing revenues increased primarily because of an increase in the number of software licenses, particularly at collision repair facilities. ACCESS-TM- claims services revenues increased primarily as a result of higher transaction volume. Total Loss services revenue increased primarily as a result of a regulatory change in three large industrial states that allowed the Company to market its premium vehicle valuation product in those states.

     The Company's plans to increase operating expenditures over the second half of 1996 to enhance internal functions and capabilities (including improvements to customer call tracking software, additional customer service staff to implement major new customers, staff training and certain sales and marketing activities) have been delayed to meet jointly-agreed implementation schedules for certain customers. As a result, only a portion of the planned third quarter increase in operating expenditures was incurred. Postponement of these expenditures has caused certain third quarter operating expenses to be lower than expected; the principal affected reporting categories are indicated below. The Company now expects to incur approximately $1.0 million of the postponed expenditures in the fourth quarter of 1996.

     Production and customer support decreased from $7.9 million, or 27.2% of revenues, to $7.7 million or 23.6% of revenues, due primarily to the Company's efforts to reduce selected production costs and to postponement, as a result of a delayed customer service implementations, of certain planned operating expenditures. Commission, royalties and licenses increased from $3.0 million, or 10.4% of revenues, to $3.5 million, or 10.6% of revenues. The increase as a percent of revenues was due primarily to higher revenues from collision estimating licensing which generates both a commission and a data royalty. Selling, general and administrative increased from $9.4 million, or 32.6% of revenues, to $10.3 million, or 31.5% of revenues. The decline as a percentage of revenue primarily represents the increase in revenues but also reflects the Company's cost containment programs and postponement, as a result of a delayed customer service implementations, of certain planned operating expenditures. Depreciation and amortization declined from $2.4 million, or 8.2% of revenues, to $1.6 million, or 5.0% of revenues. The decline relates primarily to expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCC Development Company, the joint venture that initially developed the Company's EZEst collision estimating software. Product development and programming increased from $3.8 million, or 13.2% of revenues to $4.2 million, or 12.8% of revenues. The decline as a percentage of revenues primarily reflects the increase in revenues but also reflects postponement, as a result of a delayed customer service implementations, of certain planned operating expenditures.

     Interest expense declined from $1.4 million to $0.5 million due to repayments of long-term debt and contract funding amortization, including repayments following the Company's initial public offering of common stock. The third quarter effective income tax rate of 5.8% reflects the release of certain deferred income tax valuation allowances, including an increase in the rate of valuation allowance release, as a percentage of income before income taxes, over that reported over the first two quarters of the year. Third quarter valuation allowances released totaled $1.6 million. See additional explanation of income taxes under the three quarter period discussion below.

  THREE QUARTERS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE QUARTERS ENDED SEPTEMBER 30, 1995

     For the three quarters ended September 30, 1996, the Company reported net income applicable to common stock of $4.1 million, or $0.22 per share, versus net loss of $2.5 million, or $0.15 per share, for the same period last year. Operating income for the three quarters ended September 30, 1996 of $15.4 million was $12.4 million higher than the same period last year. A litigation settlement charge of $4.5 million was recorded in the comparable 1995 period.

     Revenues for the three quarters ended September 30, 1996 of $95.9 million were $10.5 million, or 12.3%, higher than the same period last year. The increase in revenues was due primarily to higher revenues from collision estimating software licensing, from EZNet-TM- communications services and from ACCESS-TM- claims services. Collision estimating software licensing revenues increased primarily because of an increase in the number of software licenses, particularly at collision repair facilities. EZNet-TM-communications services and ACCESS-TM- claims services revenues increased primarily as a result of higher transaction volume.

     Production and customer support decreased from $24.2 million, or 28.3% of revenues, to $23.2 million or 24.2% of revenues, due primarily to the Company's efforts to reduce selected production costs. Commission, royalties and licenses increased from $8.6 million, or 10.0% of revenues, to $10.1 million, or 10.6% of revenues. The increase as a percent of revenues was due primarily to higher revenues from collision estimating licensing which generates both a commission and a data royalty. Selling, general and administrative increased from $27.1 million, or 31.7% of revenues, to $29.3 million, or 30.6% of revenues. The decline as a percentage of revenue primarily represents the increase in revenues but also reflects the Company's cost containment programs. Depreciation and amortization declined from $7.2 million, or 8.4% of revenues, to $5.6 million, or 5.8% of revenues. The decline relates primarily to expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCC Development Company. Product development and programming increased from $10.8 million, or 12.7% of revenues to $12.3 million, or 12.8% of revenues. The increase was due primarily to an increasing allocation of Company resources to product development and wage pressure associated with retaining software engineers.

     Interest expense declined from $4.5 million to $2.5 million due to repayments of long-term debt, including the substantial debt repayments following the Company's initial public offering of common stock. The effective income tax rate for the three quarter period of 14.7% reflects the release of certain deferred income tax valuation allowances. The Company now expects that all deferred income tax valuation allowances reserves will be released by the end of calendar 1996. The decision to release all deferred income tax valuation allowances was based upon the successful recapitalization of the Company through its initial public offering and management's increased confidence in predicting future taxable income. The effective income tax rate for the three quarter period approximates the income tax rate expected for the full calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     On August 21, 1996, the Company completed its initial public offering of common stock, generating proceeds of $72.1 million, net of underwriters' discounts and related equity issue costs. Proceeds from the offering of $36.1 million were used to redeem approximately 87% of the Company's mandatorily redeemable preferred stock at stated value plus accrued dividends. In addition, proceeds from the offering of $28.0 million were used to make principal repayments on long-term debt. The balance of the Company's principal repayments during the three quarters ended September 30, 1996 was generated from operations. On August 22, 1996, the Company secured a $20.0 million revolving credit facility through a new commercial bank. There have been no borrowings under the new facility. Indebtedness under the new facility would bear interest at either of two rates as selected by the
Company: the London Inter-Bank Offering Rate (LIBOR) plus 1.5% or the prime rate.

     Following the offering, the Company's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment. During the three quarters ended September 30, 1996, net cash provided by operating activities was $17.0 million, net of contract funding revenue amortization of $2.9 million. The Company applied $3.2 million, excluding noncash capital expenditures, to purchase equipment and software and $8.0 million to make principal repayments on long-term debt. Excess cash from operations of $5.8 million and excess cash from the offering of $8.0 million are the primary causes of the increase in cash of $13.7 million during the three quarter period.

     During the three quarters ended September 30, 1995, net cash provided by operating activities was $4.6 million, net of contract funding revenue amortization of $8.6 million. The Company applied $2.0 million, excluding noncash capital expenditures, to purchase equipment and software and $3.3 million to make principal repayments on long-term debt. In addition, during the three quarter period, the Company received the final payment from the sale of certain discontinued operations of $0.5 million which had been held back in escrow pending resolution of certain contingencies.

     Management believes that cash flows from operations and the new credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item 2 contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the matters discussed in this Item 2 are such forward-looking statements that involve risks and uncertainties, including, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission on August 16, 1996.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 27, 1996, White River Ventures Inc., holder of 8,584,564 shares of common stock on such date (representing a majority of the issued and outstanding shares of common stock of the Registrant), executed a written consent approving the name change of the Registrant. On August 8, 1996, the following shareholders (representing a majority of the issued and outstanding shares of common stock of the Registrant), executed a written consent authorizing (i) certain amendments to the certificate of incorporation and bylaws of the Registrant, and (ii) a 40 for 1 stock split of the common stock of the Registrant in the form of a dividend:

                                      SHARES OF
                                       COMMON
                                        STOCK
                                      ---------
     White River Ventures Inc.        8,584,564

     Loeb Investors Co. XV            3,069,600

     Loeb Investors Co. XIII             87,760

     Loeb Investors Co. 108             300,955

     David M. Phillips                  927,760

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Commission File
               No. 333-07287) (the "Registration Statement"))

         3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

         10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.4 of the Registration Statement)

         27    Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         None.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996               CCC Information Services Group Inc.

                                      By:      /s/ David M. Phillips
                                              _____________________________
                                      Name:   David M. Phillips
                                      Title:  Chairman, President
                                               and Chief Executive Officer

                                      By:      /s/ Leonard L. Ciarrocchi
                                              _____________________________
                                      Name:   Leonard L. Ciarrocchi
                                      Title:  Executive Vice President
                                               and Chief Financial Officer

                                      By:      /s/ Donald J. Hallagan
                                              _____________________________
                                      Name:   Donald J. Hallagan
                                      Title:  Vice President and Controller
                                               Principal Accounting Officer

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registration Statement)

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Registration Statement)

10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.4 of the Registration Statement)

27    Financial Data Schedule