Form 10-K
period 1996-12-31
CCC INFORMATION SERVICES GROUP INC
filed 1997-03-14
CIK 1017917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                        Commission File Number: 0-28600

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

                           WORLD TRADE CENTER CHICAGO

                              444 MERCHANDISE MART

                            CHICAGO, ILLINOIS 60654

          (Address of principal executive offices, including zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (312) 222-4636

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                       NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS    ON WHICH REGISTERED
---------------------  ---------------------
        None                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 7, 1997 was $347,120,954.

    As of March 7, 1997, 23,533,624 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                           ---------
PART I

Item 1.     Business.....................................................................................    1-11

Item 2.     Properties...................................................................................     11

Item 3.     Legal Proceedings............................................................................    11-12

Item 4.     Submission of Matters to a Vote of Security Holders..........................................     12

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................     12

Item 6.     Selected Financial Data......................................................................    13-14

Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition........    14-20

Item 8.     Financial Statements and Supplementary Data..................................................     20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     20

PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................     20

Item 11.    Executive Compensation.......................................................................     21

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................     21

Item 13.    Certain Relationships and Related Transactions...............................................     21

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    21-43

Signatures...............................................................................................     44

Directors and Executive Officers.........................................................................     45

Corporate Information....................................................................................     46

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    This Annual Report on Form 10-K contains forward-looking statements within the definition of Federal Securities laws. The section entitled "Forward Looking Statements" contains additional disclosures concerning forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

    CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC"), is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance company and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    After the disposition of certain subsidiaries, as described in Note 5 to the Consolidated Financial Statements, and through April 30, 1995, the Company consisted of two primary operating entities: CCC and CCC Development Company ("Joint Venture" or "CCCDC"). The Company acquired its former partner's 50% interest in CCCDC, through the acquisition of UCOP, Inc. ("UCOP"), effective March 30, 1994. As a result of this acquisition, in combination with its original 50% interest in the Joint Venture, the Company acquired a 100% equity ownership interest in the Joint Venture. Prior to its acquisition of UCOP, the Company accounted for its 50% interest in the Joint Venture under the equity method. CCC also operates a subsidiary in Canada, Certified Collateral Corporation of Canada, Ltd.

    As of December 31, 1996, White River Ventures Inc. ("White River") held approximately 37% of the total outstanding common stock of the Company and had 51% of the voting power associated with the Company's total outstanding voting stock. White River is a wholly owned subsidiary of White River Corporation.

                                BUSINESS SUMMARY

    The principal services and products offered by the Company automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, the Company's vehicle valuation services and products, primarily TOTAL LOSS, provide insurance companies with the ability to effect total loss settlements on the basis of market-specific vehicle values. When a vehicle is repairable, the Company's collision estimating services and products, principally EZEST and PATHWAYS, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. The Company's claims outsourcing services and products, include ACCESS, a vehicle restoration and management service. Communication services offered by the Company connect insurers, appraisers and collision repair facilities, providing the information required for decision making. The Company also provides a wide variety of related services and products intended to facilitate the overall management of the automobile claims process. The Company's PATHWAYS workflow management software is designed to integrate each of the Company's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing the Company's customers with a broader tool set for claims completion. The Company's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country. In addition, the Company's products are used by approximately 10,000 collision repair facilities. The Company's core competencies include collection and processing of claims and automobile valuation and repair data, development of client-server, object-oriented claims software products, communications network management, customer service and the workflow processes of automobile insurance claims.

    The Company sells its services and products to insurance companies through a direct sales force. The Company contracts with independent sales representatives to sell its products to collision repair facilities. Over half of the Company's revenue for 1996 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are generally sold under multi-year contracts either on a monthly subscription or a per transaction basis.

              OVERVIEW OF THE AUTOMOBILE INSURANCE CLAIMS PROCESS

    Automobile claims generally involve three types of participants: automobile insurance companies, consumers and service providers, such as collision repair facilities and attorneys. The interaction among these parties in the processing of a claim can be referred to as the "automobile claims industry." The Company believes that the claims process has historically been inefficient and contentious for the participating parties due, in part, to the lack of independently verifiable claims data and inefficient communications networks.

THE AUTOMOBILE INSURANCE INDUSTRY

    Of the companies offering private passenger automobile insurance in the United States, the twenty largest providers account for more than 60% of all automobile insurance premiums. Insurance companies compete principally on the basis of price, marketing, consumer satisfaction and claims paying ability. State agencies closely regulate the product offerings, claims processes and the premium structure of insurance companies. In addition, the laws of many states require motorists to carry liability insurance at specified minimum levels.

    The automobile insurance industry is changing rapidly. The automobile insurance marketplace is experiencing price constraints as a result of increasing competition and regulatory activity. At the same time, policy holders are demanding higher levels of customer service. The growing complexity and sophistication of automobile design and engineering is increasing the actual repair cost (referred to in the automobile claims industry as "severity") of collision claims. In addition, the personal injury component of automobile insurance claims is rising, in part, as a result of the increasing frequency of, and magnitude of, claims involving alleged bodily injury, including soft-tissue claims. Competitive pressures and resistance by policy holders and regulators to premium increases are causing insurance companies to focus on managing costs.

    The Company believes that the insurance industry's focus on cost management has been accompanied by an increasing recognition that it is easier and more cost-effective to retain an existing policy holder than to lure a new customer away from a competitor. Dissatisfaction with the claims handling process is a frequently cited cause of policy non-renewal.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

THE COLLISION REPAIR INDUSTRY

    The collision repair industry, which has historically been extremely fragmented, is consolidating. Most collision repair facilities are owner-operated, single-location businesses which focus on a local market. The Company estimates that 20 to 25 thousand collision repair facilities have annual revenues in excess of $300 thousand. These facilities tend to be larger, better capitalized and increasingly reliant on professional and sophisticated management who are adopting new technology and wholesale marketing techniques to compete.

    The costs to operate a collision repair facility have risen substantially over the past decade. Modern automobile designs coupled with extensive environmental regulations are forcing repair facilities to make significant capital investments in increasingly sophisticated equipment and better training. At the same time, insurance companies are looking to collision repair facilities to assist in cost containment.

    Because a substantial portion of collision repair facility revenue is derived from insurance companies, collision repair facility owners are increasingly shifting their marketing efforts from consumer-oriented advertising to wholesale marketing and insurance company referrals. For example, many collision repair facilities are seeking to capitalize on insurance industry-driven trends such as the growth in direct repair programs. A direct repair program, or DRP, allows an insured whose automobile is involved in a collision to have the repair performed within a network of approved repair facilities. To participate in DRPs with major insurance companies, collision repair facilities must meet minimum standards for equipment, training and facilities. To ensure continued satisfaction at both the referring insurance company and consumer level, collision repair facilities must seek ways to improve productivity and optimize the workflow of the automobile repair process. To achieve these goals, collision repair facilities are making substantial investments in capital equipment and computer technology.

THE AUTOMOBILE CLAIMS PROCESS

    Insurance companies generally handle automobile physical damage claims in one of three ways: in-house staff appraisals, direct repair programs and independent adjustments.

    STAFF APPRAISAL. The insurance industry employs staff appraisers and claims representatives who, the Company estimates, handle 70% to 75% of all automobile claims. This estimate is based on the Company's claims experience, and interviews with its large insurance company customers. Staff appraisers handle a broad range of claims tasks, including appraisal, claims supplements, police reporting, total loss files, salvage processing and settlement payments. Based on the Company's internal estimates, staff appraisers typically handle twelve or more claims per day when in a drive-in facility and three to five claims per day when in the field. The Company believes that most insurance company staff appraisers use collision estimating software to prepare collision repair estimates.

    DIRECT REPAIR PROGRAMS. Sixteen of the top twenty automobile insurers, including each of the five largest, offer a direct repair program. Based on the Company's interviews with its insurance company customers, the Company estimates that 8% to 12% of all automobile claims are handled through a DRP, the fastest-growing method for handling automobile claims. The Company believes that DRPs present significant opportunities to both insurance companies and collision repair facilities to increase the satisfaction of their customers. Surveys demonstrate that DRPs result in higher consumer satisfaction than either of the other claims handling methods. In addition, by eliminating several days from the claims process, insurers utilizing DRPs reduce replacement rental car expense and eliminate the costs associated with dispatching an adjuster to appraise each vehicle. An automated DRP ensures accurate estimates, facilitates the use of alternate replacement parts and increases the productivity of auditors and reinspectors. The Company estimates that adjusters who formerly completed only three to five estimates per

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

day under a staff appraisal program can review 20 to 25 claims per day under a DRP. Participating collision repair facilities gain volume and efficiency and reduce disputes with consumers and insurance companies.

    INDEPENDENT ADJUSTMENT. Based on the Company's interviews with its insurance customers, the Company estimates that independent claims adjusters handle 15% to 22% of all automobile claims. Independent adjusters offer their appraisal skills to a variety of insurance companies in a specific geographic location. Insurers typically outsource claims to independent adjusters where their market coverage does not justify hiring local staff or when the volume of work exceeds local capacity. The Company estimates that most independent adjusters do not use automated collision estimating systems. The absence of automation, coupled with the lack of management reports and efficient inspection processes among independent adjusters, typically results in both the highest average severity per claim and the highest average claims handling expense.

NEEDS AND OPPORTUNITIES IN THE AUTOMOBILE CLAIMS PROCESS

    The Company believes trends in the automobile insurance industry create several identifiable needs. First, automobile insurers need to increase consumer satisfaction through faster, more efficient claims handling procedures. Second, insurance companies need to improve working relationships with their primary service providers through the exchange of auditable data and improved communication. Third, insurers need to integrate emerging technologies into their legacy mainframe hardware and software systems. Finally, smaller insurance companies need to become cost competitive with the major insurers by adopting solutions which provide economies of scale benefits.

    Trends in the collision repair industry also present collision repair facilities with several needs and opportunities. First, repair facilities need to secure a steady supply of customers through efficient marketing and greater connectivity to insurance companies. Second, repair facilities need to improve their operating efficiency, business management and repair processing through affordable information and decision making tools.

    The Company believes that improvements in the automobile claims process will require that participants have ready access to data, decision making tools and efficient communications. As a result, there is a need for integrated, efficient solutions in the appraisal, repair and settlement processes which will speed repairs, assure consumer satisfaction and save money.

                             SERVICES AND PRODUCTS

    The Company's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 69% of the Company's consolidated revenue for 1996 was from the sale of services and products to insurance companies with the remainder sold to collision repair facilities and other customers. Revenues from TOTAL LOSS valuation services and EZEST and PATHWAYS Collision Estimating software licensing accounted for 35% and 45%, respectively, of the Company's consolidated 1996 revenue.

    VEHICLE VALUATION SERVICES AND PRODUCTS. The Company's TOTAL LOSS service provides insurance companies the ability to effect total loss settlements on the basis of market-specific values based upon physically inspected used car inventories. The Company believes that its vehicle database, which contains detailed information about millions of vehicles either physically inventoried from one of more than 4,000 dealer lots or taken from recent advertisements, is the most comprehensive in North America. The Company uses its proprietary database and valuation software to provide insurance companies with independent, current, local, market-values and vehicle identification data. The Company's TOTAL LOSS

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

product complies with the regulatory requirements of all 50 states. Each total loss valuation includes a vehicle identification search under VINGUARD, the Company's vehicle identification number fraud protection program which matches current claims against the Company's database of previously totaled or stolen vehicles.

    COLLISION ESTIMATING SERVICES AND PRODUCTS. EZEST was the first stand-alone, PC-based collision estimating system utilizing P-page logic to automate the process of eliminating repair activity overlaps and automating all included operations and ancillary repair work in preparing an estimate. P-page logic represents procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. EZEST provides automobile insurers with fast and reliable estimates at a low cost. EZEST runs on any IBM-compatible laptop or desktop computer and contains all nine volumes of the Motor Crash Estimating Guide and other data necessary to build an estimate. The Company licenses the Motor Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of EZEST is its recycled part valuation upgrade which will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The EZEST software, Motor Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. EZEST is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities. In April 1996, the Company began delivery of its next-generation estimating product, PATHWAYS Collision Estimating, which provides all of the functionality of the EZEST product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. In November 1996, the Company introduced a collision repair facility version of PATHWAYS Collision Estimating.

    CLAIMS OUTSOURCING SERVICES AND PRODUCTS. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses a network of Company certified, fully equipped repair facilities and the Company's claims management tools to provide fast, low cost claims settlement with high customer satisfaction. In addition, the Company provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements.

    EZNET COMMUNICATIONS NETWORK. EZNET connects insurers with their appraisers and repair network partners. EZNET'S process management capabilities provide the information required to make appropriate and timely decisions, regardless of location or settlement process. EZNET is used principally for the complete electronic communication of work files and estimates to staff appraisers or DRP partners and for the receipt of auditable estimate data. EZNET is the only communications network tailored to provide automated communication service to participants in the automobile physical damage claim process, including: mailboxing, messaging, routing, imaging, assignment tracking, record library and third-party gateways. A unique feature of EZNET is the electronic appraisal review feature that provides real-time exception reporting to target re-inspections and improves management control of DRP networks and appraisers. EZNET also facilitates the management of car rental and salvage disposition. EZNET is sold both on a per transaction basis and on a monthly subscription basis.

    EZFOCUS DIGITAL IMAGING. The EZFOCUS computerized digital photo imaging system allows automobile insurers and collision repairers to visually document vehicle damage and electronically communicate the image. This reduces claims cycle time while eliminating film cost and saving travel and overnight delivery expense.

    GUIDEPOST DECISION SUPPORT. The Company recently added GUIDEPOST, an executive information and data navigation software package to its tool set. GUIDEPOST allows managers to electronically evaluate

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. GUIDEPOST is offered on a monthly CD and development for network delivery is underway. While introduced as an element of the Company's suite of electronic DRP and collision estimating tools, GUIDEPOST will be made available for all the Company's products, extending the integration of a multi-channel claims process.

    ACCLAIM LITIGATION MANAGEMENT. ACCLAIM is an outsourcing service offered to insurance companies for the processing and management of defined soft-tissue bodily injury claims. ACCLAIM uses the Company's licensed case management software and information management tools in connection with a national network of lawyers to defend and dispose of lawsuits filed against insured-parties. ACCLAIM services are sold to insurance companies on a fixed fee, per claim basis. ACCLAIM is currently in pilot program status.

    PATHWAYS APPRAISER WORKSTATION SOFTWARE. In April 1996, the Company began delivery of PATHWAYS, its windows-based appraiser workstation software platform designed to better serve the overall workflow needs of insurance field staffs. PATHWAYS offers a common, graphical user interface across all applications which organizes claims in tabbed, electronic workfiles and reduces the time required to learn or develop new software functions or applications. PATHWAYS includes a workflow manager which assists users in managing all aspects of their day-to-day activities, including receipt of new assignments, communication of completed activity, electronic file notes and reports as well as the automatic logging of key events in the claims process. The Company intends to integrate all of its existing field applications into this platform and develop all future field applications on PATHWAYS. PATHWAYS is fully integrated with the Company's communications network, allowing adjusters to operate in the field, and thereby reduce office and other expenses. The first PATHWAYS application was PATHWAYS Collision Estimating which provides all of the functionality of the EZEST product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. PATHWAYS is sold under multi-year contracts on a monthly subscription basis.

                                   CUSTOMERS

    The Company's business is based on relationships with the two primary users of the Company's services: automobile insurance companies and collision repair facilities. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

    The Company's products are used by approximately 10,000 collision repair facilities. The Company has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use the Company's services and products as a means to participate in insurance DRP programs, thereby making the use of the Company's services and products important to the customer's business growth.

    Over half of the Company's revenue for 1996 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are sold either on a monthly subscription or a per transaction basis.

                              SALES AND MARKETING

    Including Collision Repair Representatives, the Company utilizes approximately 300 sales professionals across five different sales organizations and certain other sales and marketing functions to market and

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

sell its services and products. Employee counts below for each of the five sales organization are as of December 31, 1996.

    STRATEGIC CLIENT GROUP. The Strategic Client Group comprises 45 national account managers ("NAMs") who focus on the Company's overall relationships with the home and regional offices of twenty five leading insurance companies. NAMs are experienced sales professionals charged with meeting customers' business needs with a consultative approach. NAMs are responsible for home office relationships through which most major and all company-wide contracts are signed and renewed.

    BUSINESS SOLUTIONS GROUP. The Business Solutions Group consists of approximately 10 business solutions managers ("BSMs") that identify and develop qualified consulting projects. The BSMs were recruited from a variety of major consulting firms with backgrounds in workflow/process management and business systems analysis. The BSMs play a critical role in reviewing customer business practices to benchmark current operations and to identify opportunities for improvement. This serves the dual role of assisting customers in the operation of their businesses, while concretely validating the value of the Company's services and products when they are implemented. BSMs often work closely with customer system staffs to assure smooth implementation of more technically complicated and customized service offerings.

    NATIONAL SALES GROUP. Approximately 15 national sales account managers comprise the National Sales group. They market the Company's services and products to the home offices of large and medium-sized insurance companies outside of the top 25 ranking. The sales cycle for transactions in this division is normally shorter than in the Strategic Client Division. Most ACCESS sales are made in the National Sales division.

    CLAIMS OFFICE ACCOUNT EXECUTIVES. A total of approximately 65 claims office account executives are deployed geographically with responsibility for individual claims offices of all of the Company's insurance company clients. These employees are charged with on-going field training and support for the Company's transaction-based businesses. The Company's account executives assist claim managers with the training of high turnover personnel, program result analysis and problem resolution. Increasingly, account executives are functioning as claim settlement consultants.

    COLLISION REPAIR REPRESENTATIVES. The Company contracts with about 60 primary independent sales representatives who, in turn, contract with approximately 60 secondary independent sales representatives to sell the Company's products to collision repair facilities across the country. The primary representatives are assigned geographic territories and often employ secondary representatives to increase presence in particular areas. The representatives are highly experienced within the collision repair industry and typically assist customers in dealing with a variety of business issues.

    The Company's marketing efforts for the automobile insurance market are conducted through three principal means. The Company believes that most claims executives and managers learn about new technologies and solutions through sales personnel, so the majority of the Company's insurance marketing dollars is devoted to developing professional collateral materials for use by the sales force. The Company sponsors an annual industry conference for senior claims executives and collision repair industry leaders. The Company's senior managers are frequent speakers at industry gatherings and are frequent authors of articles published in industry and national print media.

    The Company's marketing efforts for the automobile repair market are conducted through participation in national and regional trade shows, lead generating direct marketing programs, collateral materials and trade advertising.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                              TRAINING AND SUPPORT

    Field appraisers, claim representatives and collision repair facility owners use the Company's tools and information for decision making. The Company addresses its customer service needs through a field and telephone training and support staff that consists of approximately 180 employees. The support staff consists of individuals with technical knowledge and experience relating not only to application software, operating systems and network communications, but also to new and used car automobile markets and collision repair. The Company routinely analyzes customer call types to modify products or training and, whenever necessary, will dispatch a field representative to provide process assistance. In addition, Company field trainers implement every new sale.

    The Company's collision estimating support staff can diagnose most software issues over the telephone and has the ability to download an appraiser's entire hard drive telephonically if the problem proves significant. The Company's TOTAL LOSS settlement services staff can make modifications to claims, provide regulatory information or additional backup for a valuation, providing support from the point of a loss report through claims settlement.

                                   TECHNOLOGY

    Underlying each of the Company's principal services and products are databases which customers access through software and the Company's communications network.

    VEHICLE VALUATION SERVICES AND PRODUCTS. The Company's proprietary database of valuation data used in connection with its TOTAL LOSS services and products is built through the Company's own data collection network. This network includes detailed used car inventory and sales data from more than 4,000 automobile dealers in 228 metropolitan areas throughout the United States and Canada, as well as data from local newspaper advertisements and prior transactions. The database includes more than 15 million prior valuations, including theft data. The Company maintains its TOTAL LOSS database on a mainframe computer which customers directly access using the Company's proprietary communications network or by telephone or facsimile.

    COLLISION ESTIMATING SERVICES AND PRODUCTS. The Company offers its collision estimating services and products through a personal computer-based, open systems approach using its object-oriented design. The Company's principal database for its collision estimating products is the Motor Crash Estimating Guide published by a subsidiary of The Hearst Corporation. The Company licenses this database under an agreement that grants to the Company a license to publish the database electronically. This agreement includes the exclusive license for P-page logic, the integral component of collision estimating software. See further discussion of this agreement under "Intellectual Property."

    EZNET COMMUNICATIONS NETWORK. The Company's communications network, EZNET, transmits and processes both staff and direct repair claims data. EZNET'S Transport Layer provides reliable, secure data transmission. EZNET'S Workflow Layer routes claims information and status updates to multiple recipients according to insurance company preference and provides storage through network mailboxes maintained by the Company. EZNET supports all major communications protocols, including X25, SNA, ISDN and TCP/IP, as well as industry standards such as the Collision Industry Electronic Commerce Association.

    PATHWAYS ENVIRONMENT. Over the past two years, the Company has built and completed class libraries consisting of approximately 1,000 business and system objects that serve as the foundation of its PATHWAYS product line. These objects were designed with a work flow orientation and are used in a framework to manage databases, maintain model persistence, create electronic workfiles, and facilitate communications. These elements are used in conjunction with a common graphical user interface for all applications. This

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

approach is intended to offer many advantages to the Company's customers, including ease of training and integration of complementary systems and legacy applications. In addition, the graphical user interface and object-oriented foundation of these services and products is designed to enable faster introduction of additional application modules with greater product quality assurance as well as easy integration with customer-developed software applications. It is the Company's intent to build all new products within this framework and to migrate existing products to it.

                      PRODUCT DEVELOPMENT AND PROGRAMMING

    The Company's ability to maintain and grow its position in the claims industry is dependent upon expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. The Company's product development and programming efforts principally consist of software development, development of enhanced communication protocols and custom user interfaces and applications, and database design and enhancement. The custom interfaces and applications are developed through the Company's Business Solution Group. The Company employs approximately 245 people in its product development organization. This group is comprised of database analysts, software engineers, business systems analysts, product managers and quality assurance employees responsible for client systems, server systems, data warehousing and distribution systems. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing services and products, and reducing development costs. The Company uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. The Company develops products in close collaboration with its clients based on specific needs. The Company's total product development and programming expense was $17.0 million, $14.9 million and $10.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                             INTELLECTUAL PROPERTY

    The Company relies primarily on a combination of contracts, intellectual property laws, confidentiality agreements and software security measures to protect its proprietary technology. The Company distributes its products under written license agreements, which grant end-users a license to use the Company's services and products and which contain various provisions intended to protect the Company's ownership and confidentiality of the underlying technology. The Company also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology.

    The Company has trademarked virtually all of its services and products. These marks are used by the Company in the advertising and marketing of the Company's services and products. EZEST and CCC are well-known marks within the automobile insurance and collision repair industries. The Company has patents for its collision estimation product pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. While the TOTAL LOSS calculation process is not patented, the methodology and processes are trade secrets of the Company and are essential to the Company's TOTAL LOSS business. Despite these precautions, the Company believes that existing laws provide only limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology.

    Certain data used in the Company's services and products is licensed from third parties for which they receive royalties. The Company does not believe that the Company's services and products are significantly dependent upon licensed data, other than the Motor Crash Estimating Guide data, because the Company believes it can find alternative sources for such data. The Company does not believe that it has access to an

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

alternative database that would provide comparable information to the Motor Crash Estimating Guide, licensed from the Hearst Corporation through a scheduled expiration of April 30, 2002. Absent notification of cancellation by either the Company or the Hearst Corporation two years before the license's scheduled expiration, the license agreement is automatically extended for one year on a rolling annual basis. Any interruption of the Company's access to the Motor Crash Estimating Guide data could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. The Company has been previously involved, however, in intellectual property litigation concerning certain data ownership rights, the resolution of which resulted in substantial payments by the Company. There can be no assurance that other parties will not assert technology infringement claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

                                  COMPETITION

    The market for the Company's products is highly competitive. The Company competes primarily on product differentiation, customer service and price. The Company's principal competitors are small divisions of two well capitalized, multinational firms, Automatic Data Processing ("ADP") and Thomson Publishing Corporation ("Thomson"). ADP offers both a PC-based collision estimating system and a total loss product to the insurance industry. It offers a different collision estimating system and a hardware-based digital imaging system to the collision repair industry. Thomson publishes crash guides for both the insurance and automobile collision repair industries and markets collision estimating, shop management and imaging products. In addition, there are several very small, collision estimating programs sold into the market which do not use P-page logic. The Company has experienced steady competitive price pressure, particularly in the collision estimating market, over the past few years and expects that trend to continue. The strength of this trend may cause the Company to alter its mix of services, features and prices.

    The Company intends to address competitive price pressures by providing high quality, feature enhanced products and services to its clients. The Company intends to continue to develop user-friendly claims products and services incorporating its comprehensive proprietary inventory of data. The Company expects that the PATHWAYS workflow manager will provide the necessary position with its insurance customers to effectively compete against competitive price pressures.

    At times, insurance companies have entered into agreements with service providers (including ADP, Thomson and CCC) wherein the agreement provides, in part, that the insurance company will either use the product or service of that vendor on an exclusive basis or designate the vendor as a preferred provider of that product or service. If it is an exclusive agreement, the insurance company mandates that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the vendor is a preferred provider, the collision repair facilities, appraisers and regional offices, are encouraged to use the preferred product, but may still choose another vendor's product or service. Additionally, some insurance companies mandate that all products be tested and approved at the companies' national level before regional levels can purchase such products. The benefits of being an endorsed product or on the approved list of an insurance company include immediate customer availability and a head start over competitors who may not be so approved. With respect to those insurance companies that have endorsed ADP or Thomson, but not CCC, the Company will be at a competitive disadvantage.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    In connection with the Company's strategy to provide outsourced claims processing services, the Company will compete with other third-party service providers, some of whom may have more capital and greater resources than the Company.

    The Company currently processes the majority of insurer-to-collision repair facility repair assignment and estimate retrieval for DRPs through its EZNET communications network. The Company believes there is a wide range of prospective competitors in this service area, many of which have greater resources than the Company.

                                   EMPLOYEES

    As of December 31, 1996, the Company had approximately 950 full-time employees of whom approximately 180 were employed in sales and marketing functions (excluding independent collision repair representatives), approximately 180 were employed in customer support functions, approximately 245 in product development and quality assurance functions, approximately 215 in operations and approximately 130 in finance and administration. The Company regularly seeks to identify skilled software engineers and other potential employee candidates, and has found that competition for personnel in the software industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel will be critical to execute its business plans. The Company's employees are not represented by any collective bargaining agreement or organization. The Company believes that its relationships with its employees are good.

                           FORWARD-LOOKING STATEMENTS

    This Item 1 contains forward-looking statements that involve risks and uncertainties. When used, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance or achievements are set forth in "Risk Factors" in the final Prospectus filed on August 16, 1996 pursuant to Rule 424(b) in connection with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File Number 333-07287).

ITEM 2. PROPERTIES

    The Company's corporate office is located in Chicago, Illinois where the Company leases approximately 125,000 square feet of a multi-tenant facility under a lease expiring in November 2008. The Company also leases approximately 84,000 square feet in Glendora, California where a satellite development center and distribution center are housed, under a lease expiring in August 2000. The Company is currently negotiating a lease for approximately 30,000 additional square feet in a Chicago office facility separate from its corporate office. This new space will house the Company's claims settlement services staff and enable the use of existing leased space at the Company's corporate office for additional staff growth, particularly product development and programming staff. The Company believes that its existing facilities and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In April 1996, the Company completed the settlement of a lawsuit involving an independent publisher of used car valuation books. The settlement amount approximated the settlement charge of $4.5 million

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

previously recorded in April 1995. In conjunction with the settlement agreement, the Company received a three year license to the publisher's used car valuation book data at market rates.

    The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock (symbol: CCCG) began trading on the Nasdaq National Market ("Nasdaq") on August 16, 1996. Low and high sales prices of the Common Stock were as follows:

                                                                                    1996
                                                                          ------------------------
                                                                             THIRD       FOURTH
                                                                          QUARTER(*)     QUARTER
                                                                          -----------  -----------
Low.....................................................................   $   14.00    $   12.50
High....................................................................   $   24.00    $   23.00

------------------------

(*) Represents trading activity for the period from August 16, 1996 through September 30, 1996.

    Since the public offering, no dividends have been declared on shares of the Company's Common Stock and the Company's Board of Directors currently has no intention to declare such dividends. As of March 7, 1997, there were 23,533,624 shares of Common Stock issued and outstanding. There were 140 stockholders of record on March 7, 1997, plus an indeterminate number of stockholders that hold shares of Common Stock in the names of nominees.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                              1996        1995      1994(*)       1993       1992
                                                           ----------  ----------  ----------  ----------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues...............................................  $  130,977  $  115,519  $   91,917  $   51,264  $  45,805
  Expenses:
    Operating expenses...................................     110,846     104,697      84,094      44,233     41,429
    Purchased research and development...................          --          --      13,791          --         --
    Loss on lease termination............................          --          --          --       3,802         --
    Litigation settlements...............................          --       4,500       1,750          --         --
                                                           ----------  ----------  ----------  ----------  ---------
  Operating income (loss)................................      20,131       6,322      (7,718)      3,229      4,376
  Equity in loss of Joint Venture........................          --          --        (615)     (3,564)    (6,713)
  Interest expense.......................................      (2,562)     (5,809)     (7,830)     (6,945)    (9,606)
  Other income (expense), net............................         636         482         316        (311)       232
                                                           ----------  ----------  ----------  ----------  ---------
  Income (loss) from continuing operations
    before income taxes..................................      18,205         995     (15,847)     (7,591)   (11,711)
  Income tax (provision) benefit.........................      (2,683)        291       2,688       1,817      4,451
                                                           ----------  ----------  ----------  ----------  ---------
  Income (loss) from continuing operations...............      15,522       1,286     (13,159)     (5,774)    (7,260)
  Income (loss) from discontinued operations,
    net of income taxes..................................          --          --       1,006      (4,357)       409
  Extraordinary loss on early retirement of debt, net of
    income taxes.........................................        (678)         --          --          --         --
                                                           ----------  ----------  ----------  ----------  ---------
  Net income (loss)......................................      14,844       1,286     (12,153)    (10,131)    (6,851)
  Dividends and accretion on mandatorily redeemable
    preferred stock......................................      (6,694)     (3,003)     (1,518)         --         --
                                                           ----------  ----------  ----------  ----------  ---------
  Net income (loss) applicable to common stock...........  $    8,150  $   (1,717) $  (13,671) $  (10,131) $  (6,851)
                                                           ----------  ----------  ----------  ----------  ---------
                                                           ----------  ----------  ----------  ----------  ---------
PER SHARE DATA:
  Income (loss) from:
    Continuing operations................................  $     0.76  $     0.08  $    (0.99) $    (0.61) $   (0.78)
    Discontinued operations..............................          --          --        0.07       (0.47)      0.04
    Extraordinary loss on early retirement of debt, net
      of income taxes....................................       (0.03)         --          --          --         --
    Dividends and accretion on mandatorily redeemable
      preferred stock....................................       (0.33)      (0.18)      (0.11)         --         --
                                                           ----------  ----------  ----------  ----------  ---------
  Net income (loss) applicable to common stock...........  $     0.40  $    (0.10) $    (1.03) $    (1.08) $   (0.74)
                                                           ----------  ----------  ----------  ----------  ---------
                                                           ----------  ----------  ----------  ----------  ---------
  Weighted average common and common equivalent shares
    outstanding..........................................      20,367      17,028      13,241       9,396      9,231

------------------------

(*) The Company accounted for its interest in the Joint Venture under the equity method of accounting prior to acquiring the remaining interest in the Joint Venture, effective March 30, 1994.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                                                                 DECEMBER 31,
                                                          ----------------------------------------------------------
                                                             1996        1995        1994        1993        1992
                                                          ----------  ----------  ----------  ----------  ----------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and marketable securities........................  $   18,404  $    3,895  $    5,702  $      375  $    3,756
  Working capital.......................................       8,093     (17,953)    (15,549)    (11,004)        969
  Total assets..........................................      58,268      44,093      52,232      40,058      40,423
  Current portion of long-term debt.....................         120       7,660       5,340       7,857       4,522
  Long-term debt, excluding current maturities..........         111      27,220      35,753      56,624      61,585
  Mandatorily redeemable preferred stock................       4,688      34,125      31,122          --          --
  Stockholders' equity (deficit)........................      24,293     (56,420)    (54,729)    (53,416)    (43,291)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

    The Company's results from continuing operations, for the periods indicated, are set forth below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
 Revenues.....................................................................  $  130,977  $  115,519  $   91,917
  Expenses:
  Operating Expenses:
    Production and customer support...........................................      31,828      32,261      25,123
    Commissions, royalties and licenses.......................................      14,009      11,720       7,153
    Selling, general and administrative.......................................      40,653      36,279      33,426
    Depreciation and amortization.............................................       7,330       9,572       8,331
    Product development and programming.......................................      17,026      14,865      10,061
  Purchased research and development..........................................          --          --      13,791
  Litigation settlements......................................................          --       4,500       1,750
                                                                                ----------  ----------  ----------
  Operating income (loss).....................................................      20,131       6,322      (7,718)
  Equity in loss of Joint Venture.............................................          --          --        (615)
  Interest expense............................................................      (2,562)     (5,809)     (7,830)
  Other income, net...........................................................         636         482         316
                                                                                ----------  ----------  ----------
  Income (loss) from continuing operations before income taxes................      18,205         995     (15,847)
  Income tax (provision) benefit..............................................      (2,683)        291       2,688
                                                                                ----------  ----------  ----------
  Income (loss) from continuing operations....................................  $   15,522  $    1,286  $  (13,159)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

OVERVIEW

    The Company is a supplier of automobile claims information and processing, claims management software and communication services. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country. In addition, the companies products and services are used by approximately 10,000 collision repair facilities. The Company's services and products are designed to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    The Company sells its products to two primary customer groups: insurance companies (approximately 69% of revenue in 1996) and collision repair facilities. In addition, certain Company products and services are aimed at improving the efficiency of both markets by enabling the two groups to communicate electronically. The Company's principal products for insurance companies are its TOTAL LOSS vehicle valuation service, used to estimate the value of unrepairable vehicles, and its EZEST collision estimating software, used to estimate the cost of repairing vehicles. The Company also offers insurers its claims outsourcing service, ACCESS, an integrated appraisal and restoration management service and access to EZNET, its communications network. The Company has recently introduced its PATHWAYS workflow management software, which integrates the Company's information and software products into a total workflow management solution for insurance field appraisal staffs. The Company's principal product for collision repair facilities is its EZEST collision estimating software.

    TOTAL LOSS vehicle valuation services are generally obtained through direct dial-up access to the Company's host-based valuation system and billed to insurance companies on a per valuation basis or under contract terms that specify fixed fees for a prescribed number of transactions. Volume discounts affect pricing. Collision Estimating software subscriptions are billed monthly in advance. ACCESS services are billed monthly to insurance companies and collision repair facilities on a per transaction basis. EZNET communication services are generally priced on a per transaction basis. Monthly subscription and transaction rates for all products and services are established under negotiated contracts or pricing agreements. In general, customer account balances are settled monthly. Under the terms of certain contracts involving quarterly or annual prepayments, deferred revenues are recorded and subsequently recognized over the periods in which related revenues are earned.

    Customer contracts generally have multi-year terms. A substantial portion of the Company's revenues were earned under contracts with customers that provide for exclusivity or specify minimum purchase requirements; most remaining revenue represented sales to customers that have been doing business with the Company for many years. Use of multi-year contracts is common practice within the industry, making it difficult to take customers from competitors during the contract term.

    As a result of debt incurred in connection with the Company's 1988 acquisition of CCC, the Company became highly leveraged. The Company's ability to invest in new product development and conduct its business in accordance with its business plan was constrained by limitations imposed by its acquisition borrowings. The Company formed CCCDC to develop the EZEST collision estimating software. To finance EZEST development and marketing efforts, the Company relied on the sale of revenue streams from certain end-user collision estimating contracts. These contract funding transactions provided essential liquidity until June 1994, when the Company completed a recapitalization. In connection with this recapitalization, White River acquired $39 million of Mandatorily Redeemable Preferred Stock ("Preferred Stock"), and 7,050,840 shares of the Company's common stock (the "White River Transaction"), and CCC entered into the 1994 bank credit facility. White River immediately sold $1,462,000 of the Preferred Stock (3.7% of the then-outstanding Preferred Stock) and 264,407 shares of the Common Stock (1.6% of the then-outstanding Common Stock) to two investment partnerships affiliated with Hambrecht & Quist LLC. In 1994, the Company acquired the 50% of CCCDC that it did not previously own. Since the acquisition, the Company has consolidated the accounts of CCCDC.

    The Preferred Stock includes certain rights set forth in detail in Notes 12 and 13 to the consolidated financial statements, Mandatorily Redeemable Preferred Stock and Initial Public Offering of Common Stock, respectively. In particular, the Series E Preferred Stock permits White River and its affiliates to cast 51% of the votes to be cast on any matter to be voted on by the holders of the Company's common stock, subject to reductions in the event that either the Company redeems part of the outstanding Series E Preferred Stock or White River and its affiliates no longer hold all of such stock. In addition, under the

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock.

    The principal payment obligations and the restrictive covenants of the 1994 bank credit facility constrained the Company's operating activities through the first half of 1996. As a result of the payment obligations and restrictive covenants, the Company did not incur certain operating expenditures and make certain investments that it otherwise would have made. As a result of these delayed expenditures, the Company believes that its operating income increased during the first half of 1996 by between $0.8 million and $1.0 million. The postponed expenditures to enhance internal functions and capabilities (including improvements to customer tracking software, additional staff hiring and training, and certain sales and marketing activities) were made during the second half of the year.

    Depreciation expense includes depreciation attributable to certain software acquired through the Company's acquisition of UCOP's interest in CCCDC. In the purchase price allocation for the CCCDC acquisition, $5.2 million was assigned to purchased software with a two year life, $13.8 million was assigned to in-process research and development software projects, $6.6 million was assigned to acquired tangible assets and the balance of $3.7 million was assigned to goodwill. The amount assigned to in-process research and development was charged against operating results at the time of the acquisition. As a result of expiration of the purchased software's two year life as of March 31, 1996, purchased software depreciation of approximately $2.6 million in 1995 declined to approximately $0.7 million in 1996.

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

    The Company believes that its future success depends on its ability to enhance its current services and products and to develop new services and products that address the needs of its customers. As a result, the Company has in the past and intends to continue to commit substantial resources to product development and programming. Over the past three years ended December 31, 1996 the Company expended approximately $42.0 million for product development and programming.

    The Company had offset the income tax benefit attributable to a portion of the Company's future income tax deductions with tax valuation allowances because of the Company's history of operating losses and an inability to project future taxable income with certainty. This treatment increased the Company's overall effective income tax rate in the years the deferred income tax valuation allowances were provided. As a result of the Company's successful public offering and recently improved operating results, valuation allowances totaling $4.7 million were released to income in 1996.

    Despite its pre-offering accumulated deficit, the Company's net operating loss carryforwards totaled only $0.3 million. This disparity is attributable to the lack of tax basis for certain past operating charges. Since inception, the Company has charged against earnings: (i) goodwill amortization related to acquired

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

businesses in the amount of approximately $37.5 million, (ii) purchased in-process research and development software projects of approximately $13.8 million and (iii) purchased software amortization of approximately $4.6 million. The Offering did not result in a change in control for income tax purposes that would limit the use of the net operating loss carryforwards. In addition, as of December 31, 1996, the Company had no research or investment tax credit carryforwards.

RESULTS OF CONTINUING OPERATIONS AS A PERCENTAGE OF REVENUE

    The Company's results from continuing operations, as a percentage of revenue for the periods indicated, are set forth below:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                       1996         1995         1994
                                                                                    -----------  -----------  -----------
Revenues..........................................................................      100.0%       100.0%       100.0%
                                                                                        -----        -----        -----
Expenses:
  Operating Expenses:
    Production and customer support...............................................       24.3         27.9         27.3
    Commissions, royalties and licenses...........................................       10.7         10.1          7.8
    Selling, general and administrative...........................................       31.0         31.4         36.4
    Depreciation and amortization.................................................        5.6          8.3          9.1
    Product development and programming...........................................       13.0         12.9         10.9
  Purchased research and development..............................................         --           --         15.0
  Litigation settlements..........................................................         --          3.9          1.9
                                                                                        -----        -----        -----
Operating income (loss)...........................................................       15.4          5.5         (8.4)
Equity in loss of Joint Venture...................................................         --           --         (0.7)
Interest expense..................................................................       (2.0)        (5.0)        (8.5)
Other income, net.................................................................        0.5          0.4          0.3
                                                                                        -----        -----        -----
Income (loss) from continuing operations before income taxes......................       13.9          0.9        (17.2)
Income tax (provision) benefit....................................................       (2.0)         0.2          2.9
                                                                                        -----        -----        -----
Income (loss) from continuing operations..........................................       11.9%         1.1%       (14.3)%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

1996 COMPARED WITH 1995

    For the year ended December 31, 1996, the Company reported net income applicable to common stock of $8.2 million, or $0.40 per share, versus net loss of $1.7 million, or $0.10 per share, for the same period last year. Operating income for the year ended December 31, 1996 of $20.1 million was $13.8 million higher than the same period last year. A litigation settlement charge of $4.5 million was recorded in the comparable 1995 period.

    REVENUES. Revenues for the year ended December 31, 1996 of $131.0 million were $15.5 million, or 13.4%, higher than the same period last year. The increase in revenues was due primarily to higher revenues from collision estimating software licensing, from ACCESS claims services and from TOTAL LOSS vehicle valuation services. Collision estimating software licensing revenues increased primarily because of an increase in the number of software licenses, particularly at collision repair facilities. ACCESS claims services revenues increased primarily as a result of higher transaction volume. TOTAL LOSS revenues increased as a result of both higher volume and a slightly higher rate per transaction.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $32.3 million, or 27.9% of revenues, to $31.8 million or 24.3% of revenues, due primarily to the Company's efforts to reduce selected production costs.

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses increased from $11.7 million, or 10.1% of revenues, to $14.0 million, or 10.7% of revenues. The increase as a percent of revenues was due primarily to higher revenues from collision estimating licensing which generates both a commission and a data royalty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $36.3 million, or 31.4% of revenues, to $40.7 million, but declined to 31.0% of revenues. The decline as a percentage of revenue primarily represents the increase in revenues but also reflects the results of the Company's cost containment programs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization declined from $9.6 million, or 8.3% of revenues, to $7.3 million, or 5.6% of revenues. The decline relates primarily to expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCCDC.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $14.9 million, or 12.9% of revenues to $17.0 million, or 13.0% of revenues. The increase was due primarily to an increasing allocation of Company resources to product development and wage pressure associated with retaining software engineers.

    INTEREST EXPENSE AND INCOME TAXES. Interest expense declined from $5.8 million to $2.6 million due to repayments of long-term debt, including the substantial debt repayments following the Company's initial public offering of common stock. The effective income tax rate for the year of 14.7% reflects the release of deferred income tax valuation allowances totaling $4.7 million. The decision to release these deferred income tax valuation allowances was based upon the successful recapitalization of the Company through its initial public offering and management's increased confidence in predicting the timing and amount of future taxable income.

1995 COMPARED WITH 1994

    REVENUES. Total revenues increased by $23.6 million, or 25.7%. The total revenue increase includes the effect of consolidating CCCDC for a full year in 1995, versus use of the equity method during the first quarter of 1994 when CCCDC recorded revenues of $11.4 million. Had CCCDC been consolidated for all of 1994, the 1995 over 1994 revenue increase would have been $13.3 million, or 13.0%. This increase in revenue was primarily attributable to higher revenues from collision estimating software licensing, from EZNET and from ACCESS claims services. Collision estimating software licensing revenue increased primarily because of an increase in the number of software licenses, particularly in the collision repair facility market. The increase in EZNET revenues was due to additional EZNET network and recycled part locator transactions, with EZNET at a slightly higher average price per transaction. The increase in revenues for ACCESS claims services was due primarily to higher transaction volume. TOTAL LOSS valuation service revenues were down slightly, reflecting primarily lower volume. In addition, sales of certain other miscellaneous services and products were up slightly.

    COMMISSIONS, ROYALTIES AND LICENSES. Commissions, royalties and licenses increased from $7.2 million, or 7.8% of revenues, to $11.7 million, or 10.1% of revenues. This increase in such expenses as a percent of revenues was due primarily to a change in the mix of products sold, including higher revenues

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

from the licensing of collision estimating software, which generates both a sales commission and a data royalty. The increase in revenue from licenses of collision estimating software resulted from higher volume together with the effect of consolidating CCCDC for all of 1995.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $33.4 million, or 36.4% of revenues, to $36.3 million, or 31.4% of revenues. This increase is attributable primarily to higher salaries and travel expense associated with the Company's sales force. The decline in expense as a percentage of revenue is due to the increase in revenues, including the effect on revenues of consolidating CCCDC for all of 1995, and the fixed nature of certain general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $8.3 million, or 9.1% of revenues, to $9.6 million, or 8.3% of revenues, due primarily to the acquisition of CCCDC, effective March 30, 1994. As a result of the acquisition, purchased software amortization, goodwill amortization and depreciation expense increased $0.7 million, $0.1 million and $1.1 million, respectively.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $10.1 million, or 10.9% of revenues, to $14.9 million, or 12.9% of revenues. The increase was due predominantly to greater investment in product development, relating in large part to the Company's PATHWAYS software, and wage pressure associated with hiring and retaining software engineers. The increase in these expenses as a percent of revenues also reflects the effect of consolidating CCCDC for all of 1995.

    PURCHASED RESEARCH AND DEVELOPMENT. In the CCCDC purchase price allocation, $13.8 million was assigned to in-process research and development projects. The amount assigned to in-process research and development software projects was charged against operating results at the time of the acquisition. See Note 4 to the Consolidated Financial Statements.

    INTEREST EXPENSE AND INCOME TAXES. Interest expense declined from $7.8 million to $5.8 million, due primarily to lower average borrowings outstanding, reflecting the Company's June 1994 recapitalization, including the White River Transaction. The income tax benefit attributable to continuing operations declined from $2.7 million to $0.3 million, due primarily to improvements in results from continuing operations. See Note 6 to the Consolidated Financial Statements.

    LITIGATION SETTLEMENT. The litigation settlement charge of $4.5 million in 1995 was recorded to provide for resolution of litigation involving a corporate publisher of used car valuation books. This matter was settled in April 1996, however, the original settlement charge was sufficient to provide for the ultimate settlement. In June 1994 litigation involving an independent corporate provider of guidebook data was settled. Under the settlement agreement the Company agreed to pay the provider $1.75 million. See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, net cash provided by operating activities was $20.3 million, net of contract funding revenue amortization of $3.3 million. The Company applied $5.6 million, excluding noncash capital expenditures, to purchase equipment and software and invested $9.0 million in marketable securities.

    On August 21, 1996, the Company completed its initial public offering of common stock, generating proceeds of $72.1 million, net of underwriters' discounts and related equity issue costs. Proceeds from the offering of $36.1 million were used to redeem approximately 87% of the Company's mandatorily redeemable preferred stock at stated value plus accrued dividends. In addition, proceeds from the offering of

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

$28.0 million were used to make principal repayments on long-term debt. The balance of the Company's principal repayments during the year ended December 31, 1996 was generated from operations.

    On August 22, 1996, the Company secured a $20.0 million revolving credit facility through a new commercial bank. There have been no borrowings under the new facility. Indebtedness under the new facility would bear interest at either of two rates as selected by the Company: the London Inter-Bank Offering Rate ("LIBOR") plus 1.5% or the prime rate. Following the offering, the Company's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

    Under the new bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the new bank credit facility also requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

    Management believes that cash flows from operations and the new credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item 7 contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the matters discussed in this
Item 7 are such forward-looking statements that involve risks and uncertainties, including, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Final Prospectus in connection with the Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 16, 1996, Commission File Number 333-07287.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and 14(a)(2) included elsewhere in this filing

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to stockholders on or about March 14, 1997.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to stockholders on or about March 14, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to stockholders on or about March 14, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1997 Annual Meting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to stockholders on or about March 14, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                                   PAGE(S)
                                                                                  ---------
Report of Independent Accountants...............................................     22
Consolidated Financial Statements:
  Consolidated Statement of Operations..........................................     23
  Consolidated Balance Sheet....................................................     24
  Consolidated Statement of Cash Flow...........................................     25
  Consolidated Statement of Stockholders' Equity (Deficit)......................     26
  Notes to Consolidated Financial Statements....................................    27-41

        2.  Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..................     42

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        3.  Exhibits

Index to Exhibits...............................................     43

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by CCC Information Services Group Inc. during 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1 and (a)2 on page 21 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. (formerly known as InfoVest Corporation) (a subsidiary of White River Ventures, Inc.) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
January 22, 1997
Chicago, Illinois

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Revenues......................................................................  $  130,977  $  115,519  $   91,917
Expenses:
  Production and customer support.............................................      31,828      32,261      25,123
  Commissions, royalties and licenses.........................................      14,009      11,720       7,153
  Selling, general and administrative.........................................      40,653      36,279      33,426
  Depreciation and amortization...............................................       7,330       9,572       8,331
  Product development and programming.........................................      17,026      14,865      10,061
  Purchased research and development..........................................          --          --      13,791
  Litigation settlements......................................................          --       4,500       1,750
                                                                                ----------  ----------  ----------
Operating income (loss).......................................................      20,131       6,322      (7,718)
Equity in loss of Joint Venture...............................................          --          --        (615)
Interest expense..............................................................      (2,562)     (5,809)     (7,830)
Other income, net.............................................................         636         482         316
                                                                                ----------  ----------  ----------
Income (loss) from continuing operations before income taxes..................      18,205         995     (15,847)
Income tax (provision) benefit................................................      (2,683)        291       2,688
                                                                                ----------  ----------  ----------
Income (loss) from continuing operations......................................      15,522       1,286     (13,159)
Income from discontinued operations, net of income taxes......................          --          --       1,006
Extraordinary loss on early retirement of debt, net of income taxes...........        (678)         --          --
                                                                                ----------  ----------  ----------
Net income (loss).............................................................      14,844       1,286     (12,153)
Dividends and accretion on mandatorily redeemable preferred stock.............      (6,694)     (3,003)     (1,518)
                                                                                ----------  ----------  ----------
Net income (loss) applicable to common stock..................................  $    8,150  $   (1,717) $  (13,671)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Income (loss) per common and common equivalent share from:
  Continuing operations.......................................................  $     0.76  $     0.08  $    (0.99)
  Discontinued operations.....................................................          --          --        0.07
  Extraordinary loss on early retirement of debt, net of income taxes.........       (0.03)         --          --
  Dividends and accretion on mandatorily redeemable preferred stock...........       (0.33)      (0.18)      (0.11)
                                                                                ----------  ----------  ----------
Net income (loss) applicable to common stock..................................  $     0.40  $    (0.10) $    (1.03)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average common and common equivalent shares outstanding..............      20,367      17,028      13,241

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                               1996        1995
                                                                                            ----------  ----------
Cash......................................................................................  $    9,403  $    3,895
Investments in marketable securities......................................................       9,001          --
Accounts receivable, net..................................................................       9,772       9,899
Income taxes receivable...................................................................          --       1,079
Other current assets......................................................................       3,207       2,877
                                                                                            ----------  ----------
  Total current assets....................................................................      31,383      17,750
Equipment and purchased software, net of accumulated depreciation
  of $20,361 and $23,695 at December 31, 1996 and 1995, respectively......................       8,088       7,310
Goodwill, net of accumulated amortization of $8,893 and $7,548
  at December 31, 1996 and 1995, respectively.............................................      11,230      12,575
Deferred income taxes.....................................................................       6,410       3,810
Other assets..............................................................................       1,157       2,648
                                                                                            ----------  ----------
  Total Assets............................................................................  $   58,268  $   44,093
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                        AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses.....................................................  $   15,821  $   19,652
Income taxes payable......................................................................       1,517          --
Current portion of long-term debt.........................................................         120       7,660
Deferred revenues.........................................................................       5,709       5,063
Current portion of contract funding.......................................................         123       3,328
                                                                                            ----------  ----------
  Total current liabilities...............................................................      23,290      35,703
Long-term debt............................................................................         111      27,220
Contract funding..........................................................................          --         135
Deferred revenues.........................................................................       1,997         597
Other liabilities.........................................................................       3,889       2,733
Commitments and contingencies (Note 15)
                                                                                            ----------  ----------
  Total liabilities.......................................................................      29,287      66,388
                                                                                            ----------  ----------
Mandatorily redeemable preferred stock ($1.00 par value,
  100,000 shares authorized, 4,915 and 39,000 shares designated
  and outstanding at December 31, 1996 and 1995, respectively.............................       4,688      34,125
                                                                                            ----------  ----------
Common stock ($0.10 par value, 30,000,000 shares authorized,
  23,472,355 and 16,316,400 shares issued and outstanding at
  December 31, 1996 and 1995, respectively)...............................................       2,347       1,632
Additional paid-in capital................................................................      84,223      11,679
Accumulated deficit.......................................................................     (61,898)    (69,519)
Treasury stock, at cost ($0.10 par value, 112,505 and 111,920 shares
  in treasury at December 31, 1996 and 1995, respectively)................................        (379)       (212)
                                                                                            ----------  ----------
  Total stockholders' equity (deficit)....................................................      24,293     (56,420)
                                                                                            ----------  ----------
    Total Liabilities, Mandatorily Redeemable Preferred Stock
      and Stockholders' Equity (Deficit)..................................................  $   58,268  $   44,093
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Operating Activities:
  Net income (loss)..............................................................  $  14,844  $   1,286  $ (12,153)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Income from discontinued operations, net of income taxes.....................         --         --     (1,006)
    Extraordinary loss on early retirement of debt, net of income taxes..........        678         --         --
    Purchased research and development...........................................         --         --     13,791
    Equity in loss of Joint Venture..............................................         --         --        615
    Depreciation and amortization of equipment and purchased software............      5,948      8,154      6,770
    Amortization of goodwill.....................................................      1,345      1,346      1,380
    Deferred income tax provision (benefit)......................................     (2,600)     1,659     (2,885)
    Contract funding proceeds....................................................         --        149      4,995
    Contract funding revenue amortization........................................     (3,340)   (10,249)   (12,989)
    Other, net...................................................................        451        559        560
    Changes in:
      Accounts receivable, net...................................................        127     (1,272)       185
      Other current assets.......................................................       (330)       339        853
      Other assets...............................................................        (58)      (149)       (21)
      Accounts payable and accrued expenses......................................     (3,831)     5,194       (769)
      Current income taxes.......................................................      3,371       (961)      (827)
      Deferred revenues..........................................................      2,046      1,312        971
      Other liabilities..........................................................      1,604        356        547
                                                                                   ---------  ---------  ---------
Net cash provided by (used for) operating activities:
  Continuing operations..........................................................     20,255      7,723         17
  Discontinued operations, net...................................................         --         --     (4,169)
                                                                                   ---------  ---------  ---------
        Net cash provided by (used for) operating activities.....................     20,255      7,723     (4,152)
                                                                                   ---------  ---------  ---------
Investing Activities:
  Purchases of equipment and software............................................     (5,568)    (3,003)    (5,220)
  Purchase of investment securities..............................................     (9,001)        --         --
  Acquisition of Joint Venture, net of cash acquired.............................         --         --     (4,519)
  Purchase of Faneuil ISG stock and options......................................         --         --       (530)
  Proceeds from sale of discontinued operations, net of expenses.................         --        500      5,728
  Other, net.....................................................................         25         48       (643)
                                                                                   ---------  ---------  ---------
        Net cash used for investing activities...................................    (14,544)    (2,455)    (5,184)
                                                                                   ---------  ---------  ---------
Financing Activities:
  Principal payments on long-term debt...........................................    (46,740)   (11,101)   (15,842)
  Proceeds from issuance of long-term debt.......................................     10,750      4,000     30,793
  Public offering of common stock, net of underwriters' discounts................     73,795         --         --
  Redemption of preferred stock, including accrued dividends.....................    (36,131)        --         --
  Payment of equity and debt issue costs.........................................     (2,053)        --     (1,802)
  Advances from Joint Venture, net...............................................         --         --      1,511
  Other, net.....................................................................        176         26          3
                                                                                   ---------  ---------  ---------
        Net cash provided by (used for) financing activities.....................       (203)    (7,075)    14,663
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash..................................................      5,508     (1,807)     5,327
Cash:
  Beginning of period............................................................      3,895      5,702        375
                                                                                   ---------  ---------  ---------
  End of period..................................................................  $   9,403  $   3,895  $   5,702
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                           OUTSTANDING
                                           COMMON STOCK                                      TREASURY STOCK         TOTAL
                                      ----------------------  ADDITIONAL                 ----------------------  STOCKHOLDERS'
                                       NUMBER OF                PAID-IN    ACCUMULATED    NUMBER OF                 EQUITY
                                        SHARES     PAR VALUE    CAPITAL     (DEFICIT)      SHARES       COST      (DEFICIT)
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1993...................    9,245,720        925           2       (54,131)     111,920        (212)     (53,416)
  Stock issuance....................    7,050,840        705      11,652            --           --          --       12,357
  Preferred stock accretion.........           --         --          --          (936)          --          --         (936)
  Preferred stock
    dividends accrued...............           --         --          --          (582)          --          --         (582)
  Stock options exercised...........          640         --           1            --           --          --            1
  Net loss..........................           --         --          --       (12,153)          --          --      (12,153)
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1994...................   16,297,200      1,630      11,655       (67,802)     111,920        (212)     (54,729)
  Preferred stock accretion.........           --         --          --        (1,931)          --          --       (1,931)
  Preferred stock
    dividends accrued...............           --         --          --        (1,072)          --          --       (1,072)
  Stock options exercised...........       19,200          2          24            --           --          --           26
  Net income........................           --         --          --         1,286           --          --        1,286
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1995...................   16,316,400      1,632      11,679       (69,519)     111,920        (212)     (56,420)
  Initial public offering of
    common stock, net of
    underwriters' discounts
    and equity issue costs..........    6,900,000        690      71,434            --           --          --       72,124
  Preferred stock accretion.........           --         --          --        (6,006)          --          --       (6,006)
  Preferred stock
    dividends accrued...............           --         --          --          (688)          --          --         (688)
  Stock options exercised, including
    income tax benefit (*)..........      242,355         24         678            --       14,185        (193)         509
  Treasury stock issuance...........       13,600          1          21            --      (13,600)         26           48
  Investment security distribution..           --         --          --          (530)          --          --         (530)
  Other.............................           --         --         411             1           --          --          412
  Net income........................           --         --          --        14,844           --          --       14,844
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1996...................   23,472,355  $   2,347   $  84,223    $  (61,898)     112,505   $    (379)  $   24,293
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------

--------------------------

(*) Note 14--Stock Option Plan contains a table of stock option activity that reflects 256,540 stock options exercised in 1996. The difference between the table in Note 14 and the Statement above represents the payment of a portion of the exercise price and/or income tax obligation arising from the stock option exercise with mature shares of the Company's common stock. These shares totaled 14,185 in 1996 and are held in treasury.

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESSES AND ORGANIZATION

    CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC"), is a supplier of automobile claims information and processing, claims management software and communication services. The Company's services and products enable automobile insurance company customers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    After the disposition of certain subsidiaries, as described in Note 5, and through April 30, 1995, the Company consisted of two primary operating entities:
CCC and CCC Development Company ("Joint Venture"). The Company acquired its former partner's 50% interest in the Joint Venture, through the acquisition of UCOP, Inc. ("UCOP"), effective March 30, 1994. As a result of this acquisition, in combination with its original 50% interest in the Joint Venture, the Company acquired a 100% equity ownership interest in the Joint Venture. Prior to its acquisition of UCOP, the Company accounted for its 50% interest in the Joint Venture under the equity method. CCC also operates a subsidiary in Canada, Certified Collateral Corporation of Canada, Ltd.

    As of December 31, 1996, White River Ventures, Inc. ("White River") held approximately 37% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including voting rights established through its ownership interest in the Company's Series E Preferred Stock, the Company is a consolidated subsidiary of White River. See
Note 12--Mandatorily Redeemable Preferred Stock and Note 13--Initial Public Offering of Common Stock.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are currently wholly owned.

    REVENUE RECOGNITION

    Revenues are recognized as services are provided. Of total Company revenues in the years 1996, 1995 and 1994, 69%, 70% and 79%, respectively, were attributable to revenues from insurance companies.

    ACCOUNTS RECEIVABLE

    Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer credits and doubtful accounts. As of December 31, 1996 and 1995, $1.9 million, and $1.5 million, respectively, have been applied as a reduction of accounts receivable. Of total accounts receivable, net of reserves, at December 31, 1996 and 1995, $8.7 million and $8.4 million, respectively, were due from insurance companies.

    INTERNAL SOFTWARE DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with SFAS No. 86, "Accounting for

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Costs of Computer Software to be Sold Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred. For the years 1996, 1995 and 1994, research and development costs of approximately $4.3 million, $3.5 million and $2.8 million, respectively, are reflected in the accompanying consolidated statement of operations.

    EQUIPMENT AND PURCHASED SOFTWARE

    Equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is provided on a straight-line basis over estimated useful lives ranging from 2 to 15 years.

    Purchased software to be marketed is stated at cost and amortized in proportion to anticipated future revenues or on a straight-line basis over the estimated economic life of the purchased software, whichever provides the greater rate of amortization. In 1996, 1995 and 1994, amortization of purchased software to be marketed was $0.7 million, $2.6 million and $2.0 million, respectively.

    GOODWILL

    The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods of 7 or 20 years. Goodwill is periodically reviewed to determine recoverability by comparing its carrying value to expected undiscounted future cash flows.

    DEBT ISSUE COSTS

    As of December 31, 1996 and 1995, deferred debt issue costs, net of accumulated amortization, of $0.4 million and $1.3 million, respectively, were included in other assets.

    CONTRACT FUNDING

    Future revenue streams under certain end-user collision estimating contracts (Contracts) were discounted and sold to various investors. Cash proceeds from a sold Contract equals the Contract's future revenue stream, discounted at an annual rate of approximately 14%, less, for certain Contracts, investor reserves for customer nonperformance under the Contracts. Sales proceeds, which are remitted directly to the investors in these Contracts, and related interest expense are recognized in the accompanying consolidated statement of operations as revenue and interest expense, respectively, over the life of the Contract. The Company no longer utilizes Contract funding as a financing vehicle.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PER SHARE INFORMATION

    Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 1996, the carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

    PERVASIVENESS OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    Effective January 1, 1996, the Company adopted the "disclosure method" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996. As permitted by SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value-based method of accounting as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE 3--NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company directly charges accumulated deficit for preferred stock accretion and preferred stock dividends accrued. During 1996, 1995 and 1994, these amounts totaled $6.7 million, $3.0 million and $1.5 million, respectively.

    In addition to amounts reported as purchases of equipment in the consolidated statement of cash flows, the Company has directly financed certain noncash capital expenditures. During 1996, 1995 and 1994, these noncash capital expenditures totaled $1.3 million, $0.9 million and $0.4 million, respectively.

    In June 1994, as part of a reorganization and recapitalization of the Company, debt and equity issue costs of $1.1 million and $0.5 million, respectively, were paid on behalf of the Company by its commercial bank.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--ACQUISITION OF PARTNER'S INTEREST IN JOINT VENTURE

    On March 30, 1994, White River acquired the stock of UCOP. Also on March 30, 1994, the Company entered into a Call Agreement with White River to purchase the stock of UCOP from White River within 180 days. On May 31, 1994, using cash generated through a commercial bank bridge loan, the Company completed the acquisition of UCOP's interest in the Joint Venture by purchasing the stock of UCOP from White River for $6.9 million.

    As of the date of its acquisition, UCOP's only business was its 50% investment in the Joint Venture. The purchase price of $6.9 million, plus liabilities assumed of $22.4 million, have been allocated to the estimated fair value of tangible and intangible assets acquired. In the purchase price allocation, $5.2 million was assigned to purchased software, $13.8 million was assigned to in-process research and development software projects, $6.6 million was assigned to acquired tangible assets and the balance of $3.7 million was assigned to goodwill. The amount assigned to in-process research and development was charged against operating results at the time of the acquisition.

NOTE 5--DISCONTINUED OPERATIONS

    On August 25, 1994, the Company sold (a) the net operating assets of Credit Card Service Corporation, which had previously been accounted for as a discontinued operation and (b) all the capital stock of Original Research II Corporation (ORC), GIS Information Systems, Inc. (GIS) and Equitel Corporation. Net cash proceeds from the sale of these businesses totaled $6.2 million. In conjunction with the sale, the Company acquired, for $530 thousand, a 4.5% common equity interest and options to purchase additional common stock in Faneuil ISG, a Canadian Corporation that will conduct the future operations of these businesses. At December 31, 1995, this investment was carried at cost as a component of other assets. Final cash proceeds from the sale of $500 thousand were received from escrow in March of 1995. On June 6, 1996, the Board of Directors of the Company approved a distribution of the Faneuil ISG investment to stockholders. In November 1994, the Company completed the planned sale of its investment in Phone Base Systems Inc. (Phone Base). Both the gain and cash proceeds from the sale were not material.

    Revenues and income from discontinued operations for the year ended December 31, 1994 were as follows:

                                                                                (IN THOUSANDS)
Revenues......................................................................    $   25,137
                                                                                     -------
                                                                                     -------
Loss before income taxes......................................................    $   (5,171)
Income tax benefit............................................................         2,536
                                                                                     -------
Loss from operations..........................................................        (2,635)
                                                                                     -------
Gain on sale..................................................................         4,650
Income tax provision..........................................................        (1,009)
                                                                                     -------
Net gain on sale..............................................................         3,641
                                                                                     -------
  Income from discontinued operations.........................................    $    1,006
                                                                                     -------
                                                                                     -------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--INCOME TAXES

    Income taxes applicable to continuing operations consisted of the following (provision) benefit:

                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Current:
  Federal......................................................  $  (4,225) $   1,792  $    (193)
  State........................................................     (1,057)       134         73
  International................................................         (1)        24        (77)
                                                                 ---------  ---------  ---------
    Total current..............................................     (5,283)     1,950       (197)
                                                                 ---------  ---------  ---------
Deferred:
  Federal......................................................      2,098     (1,668)     1,910
  State........................................................        502          9        975
                                                                 ---------  ---------  ---------
    Total deferred.............................................      2,600     (1,659)     2,885
                                                                 ---------  ---------  ---------
    Total income tax (provision) benefit.......................  $  (2,683) $     291  $   2,688
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

                                                           1996                     1995                     1994
                                                  -----------------------  -----------------------  -----------------------
                                                                         (IN THOUSANDS, EXCEPT %'S)
Federal income tax (provision) benefit at
  statutory rate................................  $  (6,190)     (34.0)%   $    (338)     (34.0)%   $   5,388       34.0 %
State and local taxes, net of federal income tax
  effect and before valuation allowances........       (924)      (5.1)           60        6.0           960        6.1
International taxes.............................        (21)      (0.1)           12        1.2          (132)      (0.8)
Goodwill amortization...........................       (471)      (2.6)         (494)     (49.6)         (337)      (2.1)
Change in valuation allowance...................      4,679       25.7         1,260      126.6        (2,630)     (16.6)
Nondeductible expenses..........................       (186)      (1.0)         (242)     (24.3)          (48)       (--)
Other, net......................................        430        2.4            33        3.3          (513)      (3.6)
                                                  ---------      -----     ---------      -----     ---------      -----
  Income tax (provision) benefit................  $  (2,683)     (14.7)%   $     291       29.2 %   $   2,688       17.0 %
                                                  ---------      -----     ---------      -----     ---------      -----
                                                  ---------      -----     ---------      -----     ---------      -----

    During 1996 and 1994, the Company made income tax payments, net of refunds, of $1.9 million and $1.6 million, respectively. During 1995, the Company received income tax refunds, net of payments, of $1.0 million.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--INCOME TAXES (CONTINUED)
    The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and deferred income tax liabilities were as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred income tax assets:
  Deferred revenue.........................................................  $   1,893  $   2,394
  Rent.....................................................................      1,363        980
  Depreciation and amortization............................................        997        990
  Bad debt expense.........................................................        759        568
  Capital loss carryforward................................................        284         --
  Accrued compensation.....................................................        247      1,127
  Long-term receivable.....................................................        145        150
  Lease termination........................................................         48        440
  Net operating loss carryforward..........................................         18        110
  Litigation settlement....................................................         --      1,145
  Other, net...............................................................        940      1,121
                                                                             ---------  ---------
  Subtotal.................................................................      6,694      9,025
  Valuation allowance......................................................       (284)    (4,963)
                                                                             ---------  ---------
Total deferred income tax asset............................................      6,410      4,062
                                                                             ---------  ---------
Deferred income tax liabilities:
  Purchased software.......................................................         --       (252)
                                                                             ---------  ---------
Total deferred income tax liability........................................         --       (252)
                                                                             ---------  ---------
  Net deferred income tax asset............................................  $   6,410  $   3,810
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company had previously established deferred income tax asset valuation allowances because of its history of operating losses and an inability to project future taxable income with certainty. Valuation allowances totaling $4.7 million were released to income in 1996 as a result of the Company's successful recapitalization, through its public offering of common stock, and its demonstrated pattern of profitability. The valuation allowance as of December 31, 1996 pertains to the capital loss carryforward.

    Net operating loss carryforwards totaled $52 thousand as of December 31, 1996. These net operating loss carryforwards expire in 2005.

    Prior to calendar year 1995, the Company's fiscal year-end was April 30. The Internal Revenue Service (IRS) has examined the Company's income tax returns for fiscal years 1992 through 1995. The findings must be reported to the Joint Committee on Taxation before they become final. All Company income tax returns for fiscal years prior to 1992 are closed to further examination by the IRS.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--OTHER CURRENT ASSETS

    Other current assets consisted of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Prepaid data royalties.....................................................  $   1,195  $   1,138
Prepaid equipment maintenance..............................................        614        444
Prepaid commissions........................................................        614        259
Computer inventory.........................................................        210        522
Prepaid insurance..........................................................        170         56
Other, net.................................................................        404        458
                                                                             ---------  ---------
  Total....................................................................  $   3,207  $   2,877
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 8--EQUIPMENT AND PURCHASED SOFTWARE

    Equipment and purchased software consisted of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Computer equipment....................................................  $   22,614  $   19,997
Purchased software, licenses and databases............................       2,858       8,007
Furniture and other equipment.........................................       2,804       2,814
Leasehold improvements................................................         173         187
                                                                        ----------  ----------
  Total, gross........................................................      28,449      31,005
Less accumulated depreciation.........................................     (20,361)    (23,695)
                                                                        ----------  ----------
  Total, net..........................................................  $    8,088  $    7,310
                                                                        ----------  ----------
                                                                        ----------  ----------

    Purchased software, licenses and databases includes software of $5.2 million acquired through the acquisition of its former partner's interest in the Joint Venture. As of December 31, 1996, this acquired software had been fully amortized. As of December 31, 1995 it had a net asset value of $0.7 million.

    As of December 31, 1996 and 1995, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $3.6 million and $2.5 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $2.9 million and $1.0 million in years 1997 and 1998, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EQUIPMENT AND PURCHASED SOFTWARE (CONTINUED)
    Furniture and other equipment includes equipment under capital leases as follows:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Capital leases...............................................................  $     574  $     574
Less accumulated depreciation................................................       (357)      (240)
                                                                               ---------  ---------
  Total, net.................................................................  $     217  $     334
                                                                               ---------  ---------
                                                                               ---------  ---------

NOTE 9--GOODWILL

    Goodwill consisted of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                LIFE       1996       1995
                                                              ---------  ---------  ---------
                                                                            (IN THOUSANDS)
CCC acquisition (1988)......................................   20years   $  16,458  $  16,458
UCOP acquisition (1994).....................................    7years       3,665      3,665
                                                                         ---------  ---------
  Total, gross..............................................                20,123     20,123
Less accumulated amortization...............................                (8,893)    (7,548)
                                                                         ---------  ---------
  Total, net................................................             $  11,230  $  12,575
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE 10--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accounts payable........................................................  $   5,783  $   5,464
Compensation............................................................      4,652      2,799
Professional fees.......................................................      1,484      2,586
Sales tax...............................................................      1,283      1,501
Commissions.............................................................      1,162      1,015
Health insurance........................................................        406        957
Lease termination.......................................................        121      1,136
Litigation settlement...................................................         --      2,956
Other, net..............................................................        930      1,238
                                                                          ---------  ---------
  Total.................................................................  $  15,821  $  19,652
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 11--LONG-TERM DEBT

    In August 1996, CCC negotiated a new credit facility with a new commercial bank to replace its prior bank credit facility. The new credit facility provides CCC with the ability to borrow up to $20 million under

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--LONG-TERM DEBT (CONTINUED)
a revolving line of credit for general corporate purposes. The Company guarantees CCC's obligations under the new credit facility, which is secured by a lien on the Company's common stock interest in CCC and CCC's assets. The interest rate under the new bank credit facility is the London Interbank Offering Rate (LIBOR) plus 1.5% or the prime rate in effect from time to time, as selected by CCC. When borrowings are outstanding, interest payments are made monthly. There were no borrowings under the new revolving credit facility during 1996. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. The revolving credit facility terminates on October 1, 2001.

    Under the new bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the new bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

    CCC's prior bank credit facility consisted of a term loan and revolving credit facility. The average interest rate in effect during the years ended December 31, 1996 and 1995 for the term loan and revolving credit facility was 8.7% and 8.7%, and 9.2% and 9.0%, respectively. The Company made cash interest payments of $2.6 million, $4.1 million and $3.3 million during the year ended December 31, 1996, 1995 and 1994, respectively.

    Long-term debt consisted of the following:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1996       1995
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Senior bank term loan.....................................................  $      --  $  25,500
Senior bank revolving credit facility.....................................         --      8,000
Equipment financing obligations...........................................         --        985
Capital lease obligations.................................................        231        395
                                                                            ---------  ---------
  Total debt..............................................................        231     34,880
Due within one year.......................................................       (120)    (7,660)
                                                                            ---------  ---------
Due after one year........................................................  $     111  $  27,220
                                                                            ---------  ---------
                                                                            ---------  ---------

NOTE 12--MANDATORILY REDEEMABLE PREFERRED STOCK

    On June 16, 1994, pursuant to a reorganization and recapitalization, the Company issued: (a) 5,000 shares of its preferred stock, par value $1.00, designated as Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), (b) 34,000 shares of its preferred stock, par value $1.00, designated as Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") and (c) 7,050,840 shares of the Company's Common Stock, par value $0.10, to White River in exchange for the Company's subordinated debt and Series A, B and C warrants acquired from the original subordinated debtholders by White River on April 15, 1994. At the date of exchange, the subordinated debt consisted of a principal balance of $41.7 million and accrued interest of $2.7 million. In recording the exchange, $3.9 million and $25.7 million were assigned to the Series C and Series D Preferred Stock, respectively. The balance of

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)
$14.8 million, less certain transaction costs of $2.4 million, was assigned to common stock and credited to paid-in capital.

    As part of the reorganization and recapitalization, the Company and White River entered into an agreement under which the Company, following receipt of written notification from White River that the number of shares of the Company's common stock owned by White River represents less than a majority of the issued and outstanding shares of common stock of the Company, must issue to White River 500 shares of the Company's preferred stock, par value $1.00, designated as Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") in exchange for 500 shares of the Series D Preferred Stock. (Collectively, the Series C, D and E Preferred Stock are hereinafter referred to as "Preferred Stock.") The terms of the Series E Preferred Stock and the Series C and D Preferred Stock are generally the same, except that outstanding shares of the Series E Preferred Stock carry certain voting rights if they are beneficially owned by White River or any of its affiliates. In such circumstances, White River and/or its affiliates that own any shares of Series E Preferred Stock would be entitled to vote on all matters voted on by holders of the Company's common stock.

    Subject to the pro-ration provisions described below, the number of votes that each share of Series E Preferred Stock may cast is determined according to a formula, the effect of which is to cause White River and/or it affiliates to have 51% of the votes to be cast on any matter to be voted upon by holders of the Company's common stock, for so long as all of the shares of Series E Preferred Stock are issued, outstanding and held by White River and/or its affiliates. To the extent White River also owns shares of the Company's common stock, such Series E Preferred Stock will only provide an additional voting percentage that, when added together with the vote from White River's shares of Company common stock, will provide White River with a maximum of 51% of the votes. Under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock.

    The terms of the Series E Preferred Stock provide for the pro-rata reduction of Series E Preferred Stock voting power from the voting power established as of its original issuance, to the extent that outstanding shares of Series E Preferred Stock are either redeemed by the Company or no longer owned by White River and/or its affiliates. Outstanding shares of Series E Preferred Stock are redeemable pro rata with the outstanding shares of Series C and Series D Preferred Stock.

    Through the date of redemption, Preferred Stock dividends have accrued at a rate of 2.75% per annum. Because the Company completed the required redemption of Preferred Stock through the use of proceeds from the company's initial public offering of common stock, Preferred Stock dividends from the date of redemption through June 16, 1998 have been eliminated. See Note 13--Initial Public Offering of Common Stock. Beginning June 17, 1998, Preferred Stock dividends, payable quarterly, accrue at an annual rate of 8%. The Preferred Stock is mandatorily redeemable, at stated value plus accrued dividends, on June 16, 1999. Prior to the mandatory redemption date, under the terms of the Preferred Stock, White River is only required to accept an offer to redeem that is funded through a public offering of the Company's common stock. If White River should decline a good faith offer to redeem all or a portion of the Preferred Stock, the dividend rate on the Preferred Stock subject to the redemption offer shall be reduced from 8% to 1%.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)
    During the years ended December 31, 1996, 1995 and 1994, the original discount on the Preferred Stock accreted $6.0 million, $1.9 million and $0.9 million, respectively, and dividends of $0.7 million, $1.1 million and $0.6 million, respectively, were accrued.

NOTE 13--INITIAL PUBLIC OFFERING OF COMMON STOCK

    On June 27, 1996, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of the Company's common stock. In addition, on August 13, 1996 the Company's Board of Directors authorized a 40 for 1 split of the common stock of the Company, which was effective August 13, 1996. All reported share information has been restated to reflect the split. On August 21, 1996, the Company completed its IPO by issuing 6,900,000 shares of common stock, par value $0.10, at $11.50 per share. Gross proceeds from the IPO of $79.4 million were reduced by Underwriters' discounts of $5.6 million and equity issue costs of $1.7 million. Proceeds from the IPO were used to repay certain bank debt and, as required by the terms of the Company's Series C and Series D Preferred Stock, the Company used 50% of the net proceeds from the IPO to redeem 34,085 shares of outstanding Preferred Stock at its stated value of $34.1 million plus accrued dividends of $2.0 million. As a result of the redemption and in accordance with the terms of the Preferred Stock, Preferred Stock dividends from the IPO date through June 16, 1998 have been eliminated.

    As a result of the IPO, White River's common equity ownership percentage was reduced from approximately 52% to approximately 37%. On August 23, 1996, White River informed the Company of its intention to exchange 500 shares of Series D Preferred Stock for 500 shares of the Company's Series E Preferred Stock. Pursuant to the request from White River, the Company issued 500 Shares of Series E Preferred Stock in exchange for 500 Shares of Series D Preferred Stock.

    At December 31, 1996, 630 Shares of Series C Preferred Stock, 3,785 Shares of Series D Preferred Stock and 500 Shares of Series E Preferred Stock are issued and outstanding.

NOTE 14--STOCK OPTION PLAN

    In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan (the "1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors (Committee). Options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. As a result of the Company's June 1994 reorganization and recapitalization, under an agreement with White River, the number of incremental options that may be granted under the 1988 Plan subsequent to June 16, 1994 was limited to 3% of outstanding stock on June 16, 1994 or 488,880 shares. Including these incremental options, 2,956,040 total options were available under the plan to be granted. No additional options can be granted under the 1988 Plan. The Company's Board of Directors has approved a new stock option plan that, if approved by the Company's shareholders, would provide for the granting to employees of up to 675,800 new options to purchase Company common stock.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--STOCK OPTION PLAN (CONTINUED)
    Option activity during 1996, 1995 and 1994 is summarized below:

                                                      1996                     1995                     1994
                                             -----------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Options Outstanding:
  Beginning of year........................   2,956,040   $    1.93    2,193,079   $    1.40    2,312,453   $    1.46
  Granted..................................     409,280       11.20    1,247,521        2.64      269,680        1.38
  Exercised (*)............................    (256,540)       1.43      (19,200)       1.38         (640)       1.38
  Surrendered or terminated................    (428,841)       2.47     (465,360)       1.39     (388,414)       1.75
                                             ----------  -----------  ----------       -----   ----------       -----
    End of year............................   2,679,939   $    3.29    2,956,040   $    1.93    2,193,079        1.40
                                             ----------  -----------  ----------       -----   ----------       -----
                                             ----------  -----------  ----------       -----   ----------       -----
Options exercisable at year-end............   1,764,774   $    2.11    1,694,999   $    1.60    1,643,303   $    1.43
                                             ----------  -----------  ----------       -----   ----------       -----
                                             ----------  -----------  ----------       -----   ----------       -----
Weighted-average fair value of options
  granted during the year..................  $    11.20               $     2.65               $     1.38
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------

------------------------

(*) In 1996, the number of options exercised in the accompanying consolidated statement of stockholders' equity (deficit) is net of shares tendered by employees as payment of the stock exercise price and related income taxes. Shares tendered to the Company, which are held in treasury, totaled 14,185 in 1996.

    The next table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                  ---------------------------------------------  -----------------------
                                                                                     WEIGHTED                 WEIGHTED
                                                                WEIGHTED AVERAGE      AVERAGE                  AVERAGE
                                                    NUMBER          REMAINING        EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                          OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE    PRICE
------------------------------------------------  -----------  -------------------  -----------  ----------  -----------
$ 1.38 to $ 1.38................................   1,402,518             1.81        $    1.38    1,306,526   $    1.38
$ 1.75 to $ 2.88................................     580,821             3.06        $    1.87      260,392   $    1.96
$ 4.38 to $ 4.38................................     292,680             3.95        $    4.38      117,072   $    4.38
$11.20 to $11.20................................     403,920             4.49        $   11.20       80,784   $   11.20
                                                  -----------                                    ----------
$ 1.38 to $11.20................................   2,679,939             2.72        $    3.29    1,764,774   $    2.11
                                                  -----------                                    ----------
                                                  -----------                                    ----------

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company for 1996 and 1995, respectively, were: expected volatility of 30% and 31%; and a risk-free interest rate of 6.5% and 6.4%. In addition, the Company assumed an expected option life of 4.5 years and no dividend yield in both years.

    The Company applies APB Opinion 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123,

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--STOCK OPTION PLAN (CONTINUED)
the Company's net income (loss) applicable to common stock and related per share amounts would have been reduced as indicated below:

                                                                           1996       1995
                                                                         ---------  ---------
                                                                            (IN THOUSANDS,
                                                                                EXCEPT
                                                                           PER SHARE DATA)
Net income (loss) applicable to common stock:
  As reported..........................................................  $   8,150  $  (1,717)
  Pro forma............................................................  $   7,864  $  (2,019)
Per share net income (loss) applicable to common stock:
  As reported..........................................................  $    0.40  $   (0.10)
  Pro forma............................................................  $    0.39  $   (0.12)

    The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1996 and 1995 due to the four-year vesting period associated with the fixed stock option awards. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 15--COMMITMENTS AND CONTINGENCIES

    The Company leases facilities, computers, telecommunications and office equipment under the terms of noncancelable operating lease agreements which expire at various dates through 2008. As of December 31, 1996, future minimum cash lease payments were as follows:

                                                                                (IN THOUSANDS)
1997..........................................................................    $    2,848
1998..........................................................................         3,186
1999..........................................................................         3,484
2000..........................................................................         2,509
2001..........................................................................         2,042
Thereafter....................................................................        16,490
                                                                                     -------
  Total.......................................................................    $   30,559
                                                                                     -------
                                                                                     -------

    During 1996, 1995 and 1994, operating lease expense was $3.2 million, $2.9 million and $3.2 million, respectively.

    In conjunction with the sale of the Faneuil Group, CCC entered into a contract with GIS Information systems, Inc. ("GIS"), under which GIS is to provide certain computer services to CCC through June 1999 at approximately market rates. The contract prescribes that CCC make minimum payments to GIS through June 1997 and provides an option under which CCC can elect to extend the contract for certain services through June 1999. As of December 31, 1996, future minimum payments due GIS in 1997 totaled $1.1 million. During 1996, 1995 and 1994, CCC incurred charges from GIS for computer services of $3.6 million, $3.2 million and $3.7 million, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--LEGAL PROCEEDINGS

    In April 1995, the Company recorded a litigation settlement charge of $4.5 million in connection with the litigation involving an independent corporate publisher of used car valuation books. In December 1995, substantive settlement discussions were held. As a result of those discussions, the parties conditionally agreed to a settlement structure that would resolve all outstanding disputes. All conditions precedent to the settlement agreement were satisfied in 1996. As a result, all issues arising out of the litigation between the parties have been fully and completely settled and each civil action had been dismissed with prejudice. The settlement amount approximated the settlement charge previously recorded. In conjunction with the settlement agreement, the Company received a three year license to the publisher's used car valuation book data at market rates.

    On June 10, 1994, the litigation involving an independent corporate provider of guidebook data was settled. In this matter, the plaintiff alleged copyright infringement, among other things. Under the settlement agreement CCC paid the plaintiff $1.75 million. The parties also entered into a five year agreement under which CCC is licensing the guidebook data at market rates. The settlement charge is reported under litigation settlements in the accompanying consolidated statement of operations for the year ended December 31, 1994.

    The Company is a party to various other legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these other matters will not have a material effect on the Company's financial position.

NOTE 17--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 1996 and 1995. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED) (CONTINUED)

                                                           1996                                        1995
                                        ------------------------------------------  ------------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues..............................  $  31,369  $  31,956  $  32,602  $  35,050  $  28,012  $  28,612  $  28,817  $  30,078
Expenses:
  Operating expenses..................     27,031     26,241     27,235     30,339     25,106     26,401     26,394     26,796
  Litigation settlements(*)...........         --         --         --         --         --      4,500         --         --
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss)...............      4,338      5,715      5,367      4,711      2,906     (2,289)     2,423      3,282
Interest expense......................     (1,032)      (950)      (526)       (54)    (1,610)    (1,500)    (1,422)    (1,277)
Other income, net.....................         53        240        169        174         82        251         68         81
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing
  operations before income taxes......      3,359      5,005      5,010      4,831      1,378     (3,538)     1,069      2,086
Income tax (provision) benefit........       (775)      (898)      (292)      (718)      (511)     1,564       (243)      (519)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing
  operations..........................      2,584      4,107      4,718      4,113        867     (1,974)       826      1,567
Extraordinary loss on early retirement
  of debt, net of income taxes........         --         --       (678)        --         --         --         --         --
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).....................      2,584      4,107      4,040      4,113        867     (1,974)       826      1,567
Dividends and accretion on mandatorily
  redeemable preferred stock..........       (793)      (811)    (5,003)       (87)      (715)      (740)      (765)      (783)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock...............................  $   1,791  $   3,296  $    (963) $   4,026  $     152  $  (2,714) $      61  $     784
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) per common and common
  equivalent share from:
Continuing operations.................  $    0.15  $    0.23  $    0.22  $    0.16  $    0.05  $   (0.12) $    0.05  $    0.09
Extraordinary loss on early retirement
  of debt, net of income taxes........         --         --      (0.03)        --         --         --         --         --
Dividends and accretion on mandatorily
  redeemable preferred stock..........      (0.05)     (0.04)     (0.24)        --      (0.04)     (0.04)     (0.05)     (0.04)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock...............................  $    0.10  $    0.19  $   (0.05) $    0.16  $    0.01  $   (0.16) $     (--) $    0.05
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common and common
  equivalent shares outstanding.......     17,618     17,757     21,270     24,765     16,523     16,691     17,017     17,299

--------------------------

(*) See Note 16--Legal Proceedings.

                      CCC INFORMATION SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO    CHARGED TO                  BALANCE AT
                                                     BEGINNING    COSTS AND       OTHER                      END OF
DESCRIPTION                                          OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS     PERIOD
--------------------------------------------------  -----------  -----------  -------------  ------------  -----------
1994 Allowance for Doubtful Accounts..............   $     260    $     727    $     497(a)  $    (541)(b)  $     943
1995 Allowance for Doubtful Accounts..............         943        2,257           --        (1,735)(b)      1,465
1996 Allowance for Doubtful Accounts..............       1,465        3,781           --        (3,300)(b)      1,946
1994 Deferred Income Tax Valuation Allowance......       3,550        1,701          972(a)         --          6,223
1995 Deferred Income Tax Valuation Allowance......       6,223           --           --        (1,260)(c)      4,963
1996 Deferred Income Tax Valuation Allowance......       4,963           --           --        (4,679)(c)        284

------------------------

(a) Purchase of remaining 50% in the Joint Venture, effective March 30, 1994.

(b) Accounts receivable write-offs, net of recoveries.

(c) Reversal of deferred tax valuation allowances.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

      3.1  Amended and Restated Certificate of Incorporation

      3.2  Amended and Restated Bylaws

      4.2  Stockholders' Agreement (incorporated herein by reference to Exhibit 4.2 of the
             Company's Registration Statement on Form S-1, Commission File Number 333-07287)

     10.1  Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto

     10.2  Motor Crash Estimating Guide Data License (incorporated herein by reference to
             Exhibit 10.2 of the Company's Registration Statement on Form S-1, Commission File
             Number 333-07287)

     10.3  Stock Option Plan

     11    Statement Re: Computation of Per Share Earnings

     23    Consent of Price Waterhouse LLP

     27    Financial Data Schedule

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 1997                             CCC Information Services Group Inc.

                                                By:        /s/ DAVID M. PHILLIPS
                                                           ------------------------------------
                                                Name:      David M. Phillips
                                                Title:     Chairman, President and Chief
                                                           Executive Officer

                                                By:        /s/ LEONARD L. CIARROCCHI
                                                           ------------------------------------
                                                Name:      Leonard L. Ciarrocchi
                                                Title:     Executive Vice President and Chief
                                                           Financial Officer

                                                By:        /s/ DONALD J. HALLAGAN
                                                           ------------------------------------
                                                Name:      Donald J. Hallagan
                                                Title:     Vice President, Controller and Chief
                                                           Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

DIRECTORS                                      John J. Byrne
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 Fund American Enterprise Holdings, Inc.

                                               Morgan W. Davis
                                                 President and Chief Executive Officer
                                                 White Mountain Insurance Company

                                               Thomas L. Kempner
                                                 Chairman and Chief Executive Officer
                                                 Loeb Partners Corporation

                                               Gordon S. Macklin
                                                 Chairman
                                                 White River Corporation

                                               Robert T. Marto
                                                 President and Chief Executive Officer
                                                 White River Corporation

                                               David M. Phillips
                                                 Chairman, President and
                                                 Chief Executive Officer

                                               Michael R. Stanfield
                                                 Managing Director
                                                 Loeb Partners Corporation

EXECUTIVE OFFICERS                             David M. Phillips
                                                 Chairman, President and
                                                 Chief Executive Officer

                                               J. Laurence Costin Jr.
                                                 Vice Chairman

                                               Githesh Ramamurthy
                                                 Chief Technology Officer and
                                                 President -- Insurance Division

                                               John Buckner
                                                 President -- Automotive Services Division

                                               Blaine R. Ornburg
                                                 Executive Vice President --
                                                 New Market Development

                                               Leonard L. Ciarrocchi
                                                 Executive Vice President --
                                                 Chief Financial Officer

                                               Donald J. Hallagan
                                                 Vice President, Controller --
                                                 Chief Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE                               ANNUAL MEETING
World Trade Center Chicago                     The 1997 Annual Meeting of Stockholders will
444 Merchandise Mart                           be held on April 15, 1997 at The Fairmont
Chicago, Illinois 60654                        Hotel, 200 Columbus Drive, Chicago, Illinois
(312) 222-4636                                 60601 at 10:00 a.m.
TRANSFER AGENT REGISTRAR FOR COMMON STOCK      INDEPENDENT ACCOUNTANTS
Harris Trust and Savings Bank                  Price Waterhouse LLP
Shareholder Communications                     200 East Randolph Drive
P.O. Box A3504                                 Chicago, Illinois 60601
Chicago, Illinois 60690-3504                   STOCKHOLDER AND INVESTMENT
(312)-360-5213                                 COMMUNITY INQUIRIES
(312)-461-5633 (TDD)                           Written inquiries should be sent to the Chief
STOCKHOLDER SERVICES                           Financial Officer at the Company's corporate
You should deal with the Transfer Agent for    office.
the stockholder services listed below:         ADDITIONAL INFORMATION
Change of Mailing Address                      This Annual Report on Form 10-K provides all
Consolidation of Multiple Accounts             annual information filed with the Securities
Elimination of Duplicate Report Mailings       and Exchange Commission, except for exhibits.
Lost or Stolen Certificates                    A listing of exhibits appears on page 43 of
Transfer Requirements                          this Form 10-K. Copies of exhibits will be
Duplicate 1099 Forms                           provided upon request for a nominal charge.
Please be prepared to provide your tax         Written requests should be directed to the
identification or social security number,      Investor Relations Department at the
description of securities and address of       Company's corporate office.
record.
STOCK LISTING AND TRADING SYMBOL
The Company's common stock is listed on the
Nasdaq National Market System. The trading
symbol is CCCG.