Form 10-K/A
period 1996-12-31
CCC INFORMATION SERVICES GROUP INC
filed 1997-04-03
CIK 1017917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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



Date: April 3, 1997                             CCC Information Services Group Inc.

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