Form 10-Q
period 1997-03-31
CCC INFORMATION SERVICES GROUP INC
filed 1997-05-09
CIK 1017917

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                              -------------------------

                                      FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                          or

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____


                          Commission File Number: 000-28600


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

                                    (312) 222-4636
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of April 30, 1997, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 23,598,539 shares.

                         CCC INFORMATION SERVICES GROUP INC.
                                   AND SUBSIDIARIES


                                  TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                    Page(s)

Item 1.       Financial Statements

              Consolidated Interim Statement of Operations                 3
              (Unaudited), Three Months Ended March 31, 1997 and 1996

              Consolidated Interim Balance Sheet,                          4
              March 31, 1997 (Unaudited) and December 31, 1996

              Consolidated Interim Statement of Cash Flows                 5
              (Unaudited), Three Months Ended March 31, 1997 and 1996

              Notes to Consolidated Interim Financial Statements          6-7
              (Unaudited)

Item 2.       Management's Discussion and Analysis                        8-9
              of Results of Operations and Financial Condition


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           10

Item 2.       Changes in Securities                                       10

Item 3.       Defaults Upon Senior Securities                             10

Item 4.       Submission of Matters to a Vote of Security Holders         10

Item 5.       Other Information                                           10

Item 6.       Exhibits and Reports on Form 8-K                           10-11



SIGNATURES                                                                12

EXHIBIT INDEX                                                             13

                 CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     (UNAUDITED)

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                        Three Months Ended
                                                        ------------------
                                                              March 31,
                                                              ---------
                                                        1997           1996
                                                      ---------     ---------
Revenues                                             $  36,777      $  31,369

Expenses:
 Production and customer support                         8,649          7,995
 Commissions, royalties and licenses                     4,211          3,246
 Selling, general and administrative                    12,003          9,349
 Depreciation and amortization                           1,782          2,352
 Product development and programming                     4,445          4,089
                                                     ---------      ---------

Total operating expenses                                31,090         27,031
                                                     ---------      ---------

Operating income                                         5,687          4,338

Interest expense                                           (37)        (1,032)
Other income, net                                          279             53
                                                     ---------      ---------

Income before income taxes                               5,929          3,359

Income tax provision                                    (2,510)          (775)
                                                     ---------      ---------

Net income                                               3,419          2,584
Dividends and accretion on mandatorily
 redeemable preferred stock                                (88)          (793)
                                                     ---------      ---------

Net income applicable to common stock                $   3,331      $   1,791
                                                     ---------      ---------
                                                     ---------      ---------


INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
Net income                                           $    0.13      $    0.15
Dividends and accretion on mandatorily
 redeemable preferred stock                                  -          (0.05)
                                                     ---------      ---------

Net income applicable to common stock                $    0.13      $    0.10
                                                     ---------      ---------
                                                     ---------      ---------

Weighted average common and common
 equivalent shares outstanding                          24,802         17,618


                 The accompanying notes are an integral part of these
                      consolidated interim financial statements.

                 CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED INTERIM BALANCE SHEET
                                    (IN THOUSANDS)


                                                                                 March 31,     December 31,
                                                                                   1997            1996
                                                                              ------------     ------------
                                                                               (Unaudited)
                                     ASSETS
Cash                                                                          $     14,806     $      9,403
Investments in marketable securities                                                 9,951            9,001
Accounts receivable (net of reserves of $1,967 (unaudited) and
 $1,946 at March 31, 1997 and December 31, 1996, respectively)                      10,822            9,772
Other current assets                                                                 4,911            3,207
                                                                              ------------     ------------

    Total current assets                                                            40,490           31,383

Equipment and purchased software (net of accumulated depreciation of $21,843 (unaudited) and $20,361 at March 31, 1997 and
 December 31, 1996, respectively)                                                    8,411            8,088
Goodwill (net of accumulated amortization of $8,557 (unaudited) and
 $8,893 at March 31, 1997 and December 31, 1996, respectively)                      10,894           11,230
Deferred income taxes                                                                6,608            6,410
Other assets                                                                         1,039            1,157
                                                                              ------------     ------------

       Total Assets                                                           $     67,442     $     58,268
                                                                              ------------     ------------
                                                                              ------------     ------------

                 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                               AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                         $     15,110     $     15,821
Income taxes payable                                                                 4,017            1,517
Current portion of long-term debt                                                      122              120
Deferred revenues                                                                    9,046            5,709
Current portion of contract funding                                                     27              123
                                                                              ------------     ------------

     Total current liabilities                                                      28,322           23,290

Long-term debt                                                                          80              111
Long-term deferred revenue                                                           1,957            1,997
Other liabilities                                                                    3,897            3,889
                                                                              ------------     ------------

     Total liabilities                                                              34,256           29,287
                                                                              ------------     ------------

Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 4,915 designated and outstanding at March 31, 1997 (unaudited)
 and December 31, 1996)                                                              4,776            4,688
                                                                              ------------     ------------

Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 23,593,619 (unaudited) and 23,472,355 shares issued and
 outstanding at March 31, 1997 and December 31, 1996, respectively)                  2,359            2,347
Additional paid-in capital                                                          84,997           84,223
Accumulated deficit                                                                (58,567)         (61,898)
Treasury stock, at cost                                                               (379)            (379)
                                                                              ------------     ------------


  Total stockholders' equity                                                        28,410           24,293
                                                                              ------------     ------------

      Total Liabilities, Mandatorily Redeemable Preferred Stock and
       Stockholders' Equity                                                   $     67,442     $     58,268
                                                                              ------------     ------------
                                                                              ------------     ------------




                 The accompanying notes are an integral part of these
                      consolidated interim financial statements.

                 CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)

                                     (UNAUDITED)

                                                        Three Months Ended
                                                        ------------------
                                                              March 31,
                                                              ---------
                                                        1997           1996
                                                     -----------    -----------
Operating activities:
Net income                                           $   3,419      $   2,584
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of equipment
    and purchased software                               1,437          2,007
   Amortization of goodwill                                336            336
   Deferred income taxes                                  (198)           (99)
   Contract funding revenue amortization                   (96)        (1,294)
   Other, net                                               45            124
   Changes in:
    Accounts receivable, net                            (1,050)        (2,723)
    Other current assets                                (1,704)          (886)
    Other assets                                           118            (87)
    Accounts payable and accrued expenses                 (711)          (182)
    Income taxes payable                                 3,087          3,249
    Deferred revenues                                    3,297          2,391
    Other liabilities                                        8            650
                                                     ---------      ---------

Net cash provided by operating activities                7,988          6,070
                                                     ---------      ---------

Investing activities:
  Purchases of equipment and software                   (1,805)        (1,018)
  Purchase of investment securities                       (950)             -
  Other, net                                                 -             18
                                                     ---------      ---------

Net cash used for investing activities                  (2,755)        (1,000)
                                                     ---------      ---------

Financing activities:
  Principal repayments on long-term debt                   (29)        (5,824)
  Proceeds from issuance of long-term debt                   -          4,500
  Proceeds from exercise of stock options                  199             10
                                                     ---------      ---------


Net cash provided by (used for) financing activities       170         (1,314)
                                                     ---------      ---------

Net increase in cash                                     5,403          3,756

Cash:
  Beginning of period                                    9,403          3,895
                                                     ---------      ---------
  End of period                                      $  14,806      $   7,651
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL DISCLOSURES:
  Cash (paid) received:
   Interest                                                (17)        (1,028)
   Income taxes, net                                       380          2,371



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

                         CCC INFORMATION SERVICES GROUP INC.
                                   AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary, CCC Information Services Inc. is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance company customers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

     As of March 31, 1997, White River Ventures Inc. ("White River") held approximately 36% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three months ended March 31, 1997 and 1996 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three months ended March 31, 1997, would have been $0.14 and $0.13, respectively, and for the three months ended March 31, 1996, would have been $0.11 and $0.10, respectively.

                         CCC INFORMATION SERVICES GROUP INC.
                                   AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company directly charges accumulated deficit for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.1 million and $0.8 million during the three months ended March 31, 1997 and 1996, respectively.

      In addition to amounts reported as purchases of equipment and software in the consolidated interim statement of cash flows, the Company has directly financed certain noncash capital expenditures. These amounts totaled $0.5 million during the three months ended March 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996

          CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $3.3 million, or $0.13 per share, for the quarter ended March 31, 1997, versus net income of $1.8 million, or $0.10 per share, for the same quarter last year. First quarter 1997 operating income of $5.7 million was $1.3 million, or 31%, higher than the same quarter last year.

          First quarter 1997 revenues of $36.8 million were $5.4 million, or 17%, higher than the same quarter last year. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software licensing, TOTAL LOSS valuation services and ACCESS claims services. Workflow/collision estimating software licensing revenues increased due to an increase in the number of licenses in both the autobody and insurance markets. The increase in Total Loss valuation services revenues is due to higher transaction volume that resulted from product enhancements. ACCESS claims services increased primarily as a result of higher transaction volume

          Production and customer support increased from $8.0 million, or 25.5% of revenues, to $8.6 million or 23.5% of revenues. The increase in dollars is attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating unit implementations. The decline as a percentage of revenue is primarily due to the increase in revenues. Commission, royalties and licenses increased from $3.2 million, or 10.3% of revenues, to $4.2 million, or 11.5% of revenues. The increase as a percent of revenues was due primarily to higher revenues from collision estimating licensing which generates both a commission and a data royalty. Selling, general and administrative increased from $9.3 million, or 29.8% of revenues, to $12.0 million, or 32.6% of revenues. The increase in dollars and as a percentage of revenue is due primarily to the Company's efforts to build and upgrade internal systems, an increase in the resources committed to selling consultative services and, in the 1996 quarter, constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to the Company's previous commercial bank credit facility. Depreciation and amortization declined from $2.4 million, or 7.5% of revenues, to $1.8 million, or 4.8% of revenues. The decline relates primarily to expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCC Development Company, the joint venture that initially developed the Company's EZEST collision estimating software. Product development and programming increased from $4.1 million, or 13.0% of revenues to $4.4 million, or 12.1% of revenues. The decrease as a percentage of revenue was due primarily to the increase in revenues.

          Interest expense declined $1.0 million to $37 thousand due to repayments of long-term debt and contract funding amortization, including repayments following the Company's 1996 initial public offering of common stock. First quarter income taxes increased from $0.8 million to $2.5 million. The increase is attributable to higher pretax income and the release of certain deferred income tax valuation allowances in the first quarter of 1996.

     NEW ACCOUNTING PRONOUNCEMENT

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three months ended March 31, 1997, would have been $0.14 and $0.13, respectively, and for the three months ended March 31, 1996, would have been $0.11 and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter ended March 31, 1997, net cash provided by operating activities was $8.0 million. The Company applied $1.8 million to the purchase of equipment and software and invested $1.0 million in marketable securities.

          Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion under liquidity and capital resources above contains a forward-looking statement which involves certain degrees of risk and uncertainties. The risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1996 Annual Report on Form 10-K filed with the Commission on April 3, 1997, as amended.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits

          3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.2 Stockholder's Agreement (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.3 Regulatory Contingency Agreement dated as of June 16, 1994 by and among the Company and White River Ventures Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.4 Series C Preferred Designation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.5 Series D Preferred Designation (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.6 Series E Preferred Designation (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          10.2 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          10.3 Stock Option Plan (incorporated herein by reference to Exhibit
               10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          11   Statement Re:  Computation of Per Share Earnings

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

Date: May 9, 1997                       CCC Information Services Group Inc.

                                        By:    /s/ David M. Phillips
                                               -----------------------------
                                        Name:  David M. Phillips
                                        Title: Chairman, President
                                                and Chief Executive Officer

                                        By:    /s/ Leonard L. Ciarrocchi
                                               ------------------------------
                                        Name:  Leonard L. Ciarrocchi
                                        Title: Executive Vice President
                                                and Chief Financial Officer

                                        By:    /s/ Donald J. Hallagan
                                               -----------------------------
                                        Name:  Donald J. Hallagan
                                        Title: Vice President and Controller
                                                Principal Accounting Officer

                         CCC INFORMATION SERVICES GROUP INC.
                                   AND SUBSIDIARIES


                                    EXHIBIT INDEX

          3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.2 Stockholder's Agreement (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.3 Regulatory Contingency Agreement dated as of June 16, 1994 by and among the Company and White River Ventures Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.4 Series C Preferred Designation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.5 Series D Preferred Designation (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          4.6 Series E Preferred Designation (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          10.2 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

          10.3 Stock Option Plan (incorporated herein by reference to Exhibit
               10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

          11   Statement Re:  Computation of Per Share Earnings

          27   Financial Data Schedule