Form 10-Q
period 1997-06-30
CCC INFORMATION SERVICES GROUP INC
filed 1997-08-08
CIK 1017917

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               ------------------------

                                      FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          or

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

As of July 31, 1997, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 23,806,059 shares.

                         CCC INFORMATION SERVICES GROUP INC.
                                   AND SUBSIDIARIES
                                  TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                     Page(s)

Item 1.        Financial Statements

               Consolidated Interim Statement of Operations (Unaudited),
               Three and Six Months Ended June 30, 1997 and 1996            3

               Consolidated Interim Balance Sheet,
               June 30, 1997 (Unaudited) and December 31, 1996              4

               Consolidated Interim Statement of Cash Flows (Unaudited),    5
               Six Months Ended June 30, 1997 and 1996

               Notes to Consolidated Interim Financial Statements          6-7
               (Unaudited)

Item 2.        Management's Discussion and Analysis                       8-10
               of Results of Operations and Financial Condition


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           11

Item 2.        Changes in Securities                                       11

Item 3.        Defaults Upon Senior Securities                             11

Item 4.        Submission of Matters to a Vote of Security Holders         11

Item 5.        Other Information                                           11

Item 6.        Exhibits and Reports on Form 8-K                          11-12


SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  ------------------   ----------------
                                                        JUNE 30,           JUNE 30,
                                                        --------           --------
                                                     1997      1996      1997      1996
                                                   ------    -------   -------   -------
Revenues                                           $38,289   $31,956   $75,066   $63,325

Expenses:
  Production and customer support                    8,374     7,525    17,023    15,520
  Commissions, royalties and licenses                4,589     3,414     8,800     6,660
  Selling, general and administrative               12,251     9,694    24,254    19,043
  Depreciation and amortization                      1,901     1,620     3,683     3,972
  Product development and programming                4,798     3,988     9,243     8,077
                                                   -------   -------   -------   -------
Total operating expenses                            31,913    26,241    63,003    53,272
                                                   -------   -------   -------   -------
Operating income                                     6,376     5,715    12,063    10,053

Interest expense                                       (35)     (950)      (72)   (1,982)
Other income, net                                      350       240       629       293
                                                   -------   -------   -------   -------
Income before income taxes                           6,691     5,005    12,620     8,364

Income tax provision                                (2,804)     (898)   (5,314)   (1,673)
                                                   -------   -------   -------   -------
Net income                                           3,887     4,107     7,306     6,691
Dividends and accretion on mandatorily
  redeemable preferred stock                           (90)     (811)     (178)   (1,604)
                                                   -------   -------   -------   -------
Net income applicable to common stock              $ 3,797   $ 3,296   $ 7,128   $ 5,087
                                                   =======   =======   =======   =======

Income per common and common equivalent share:
---------------------------------------------
Net income                                         $  0.15   $  0.23   $  0.30   $  0.38
Dividends and accretion on mandatorily
  redeemable preferred stock                             -     (0.04)    (0.01)    (0.09)
                                                   -------   -------   -------   -------
Net income applicable to common stock              $  0.15   $  0.19   $  0.29   $  0.29
                                                   =======   =======   =======   =======
Weighted average common and common
  equivalent shares outstanding                     24,848    17,757    24,827    17,597

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED INTERIM BALANCE SHEET
                                (IN THOUSANDS)


                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1997          1996
                                                                               --------    ------------
                                                                              (UNAUDITED)
                                ASSETS
Cash                                                                           $ 11,298     $  9,403
Investments in marketable securities                                             14,987        9,001
Accounts receivable (net of reserves of $2,283 (unaudited) and
  $1,946 at June 30, 1997 and December 31, 1996, respectively)                   11,342        9,772
Other current assets                                                              4,136        3,207
                                                                               --------     --------
  Total current assets                                                           41,763       31,383

Equipment and purchased software (net of accumulated depreciation of $23,430 (unaudited) and $20,361 at June 30, 1997 and
  December 31, 1996, respectively)                                                8,806        8,088
Goodwill (net of accumulated amortization of $9,566 (unaudited) and
  $8,893 at June 30, 1997 and December 31, 1996, respectively)                   10,557       11,230
Deferred income taxes                                                             6,831        6,410
Other assets                                                                        983        1,157
                                                                               --------     --------
    Total Assets                                                               $ 68,940     $ 58,268
                                                                               ========     ========
         LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $ 15,711     $ 15,821
Income taxes payable                                                              1,778        1,517
Current portion of long-term debt                                                   122          120
Deferred revenues                                                                 7,028        5,709
Current portion of contract funding                                                   -          123
                                                                               --------     --------
    Total current liabilities                                                    24,639       23,290

Long-term debt                                                                       50          111
Long-term deferred revenue                                                        1,871        1,997
Other liabilities                                                                 3,958        3,889
                                                                               --------     --------
    Total liabilities                                                            30,518       29,287
                                                                               --------     --------
Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 4,915 designated and outstanding at June 30, 1997 (unaudited)
  and December 31, 1996)                                                          4,866        4,688
                                                                               --------     --------
Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 23,769,592 (unaudited) and 23,472,355 shares issued and
  outstanding at June 30, 1997 and December 31, 1996, respectively)               2,377        2,347
Additional paid-in capital                                                       86,328       84,223
Accumulated deficit                                                             (54,770)     (61,898)
Treasury stock, at cost                                                            (379)        (379)
                                                                               --------     --------
    Total stockholders' equity                                                   33,556       24,293
                                                                               --------     --------
         Total Liabilities, Mandatorily Redeemable Preferred Stock and
         Stockholders' Equity                                                  $ 68,940     $ 58,268
                                                                               ========     ========

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                                      JUNE 30,
                                                                                      --------
                                                                                 1997          1996
                                                                               --------      --------

Operating activities:
Net income                                                                     $  7,306      $  6,691
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of equipment
     and purchased software                                                       2,992         3,281
    Amortization of goodwill                                                        673           672
    Deferred income taxes                                                          (421)         (746)
    Contract funding revenue amortization                                          (123)       (2,258)
    Other, net                                                                       61           264
    Changes in:
      Accounts receivable, net                                                   (1,570)       (1,310)
      Other current assets                                                         (929)         (411)
      Other assets                                                                  174          (191)
      Accounts payable and accrued expenses                                        (110)       (2,394)
      Income taxes payable                                                        1,880         3,662
      Deferred revenues                                                           1,193           635
      Other liabilities                                                              69           851
                                                                               --------      --------
Net cash provided by operating activities                                        11,195         8,746

Investing activities:
  Purchases of equipment and software                                            (3,792)       (1,827)
  Purchase of investment securities                                             (14,986)            -
  Proceeds from the sale of investment securities                                 9,000             -
  Other, net                                                                         21            24
                                                                               --------      --------
Net cash used for investing activities                                           (9,757)       (1,803)
                                                                               --------      --------
Financing activities:
  Principal repayments on long-term debt                                            (59)      (16,181)
  Proceeds from issuance of long-term debt                                            -         9,750
  Proceeds from exercise of stock options                                           516           283
                                                                               --------      --------
Net cash provided by (used for) financing activities                                457        (6,148)
                                                                               --------      --------
Net increase in cash                                                              1,895           795

Cash:
  Beginning of period                                                             9,403         3,895
                                                                               --------      --------
  End of period                                                                $ 11,298      $  4,690
                                                                               ========      ========
Supplemental Disclosures:
  Cash paid:
    Interest                                                                        (41)       (1,745)
    Income taxes, net                                                            (3,855)       (1,240)

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

                         CCC INFORMATION SERVICES GROUP INC.
                         -----------------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  --------------------------------------------------
                                     (Unaudited)



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

     As of June 30, 1997, White River Ventures Inc. ("White River") held approximately 36% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.


NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 1997 and 1996 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three and six months ended June 30, 1997 and 1996, would have been as follows:

                                   Three Months Ended      Six Months Ended
                                   ------------------      ----------------
                                         June 30,                June 30,
                                         --------                --------
                                    1997          1996      1997          1996
                                    ----          ----      ----          ----

Basic earnings per share           $0.16         $0.20     $0.30         $0.31

Diluted earnings per share         $0.15         $0.19     $0.29         $0.29

                         CCC INFORMATION SERVICES GROUP INC.
                         -----------------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  --------------------------------------------------
                                     (Unaudited)


The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require an additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.


NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.2 million and $1.6 million during the six months ended June 30, 1997 and 1996, respectively.

In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the six months ended June 30, 1997 and 1996, these amounts totaled $1,619 thousand and $7 thousand, respectively.

In addition to amounts reported as purchases of equipment and software in the consolidated interim statement of cash flows, the Company has directly financed certain noncash capital expenditures. These amounts totaled $1.1 million during the six months ended June 30, 1996. There were no directly financed capital expenditures during the six months ended June 30, 1997.


NOTE 5 - LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

        CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $3.8 million, or $0.15 per share, for the quarter ended June 30, 1997, versus net income of $3.3 million, or $0.19 per share, for the same quarter last year. Second quarter 1997 operating income of $6.4 million was $0.7 million, or 12%, higher than the same quarter last year.

Second quarter 1997 revenues of $38.3 million were $6.3 million, or 19.8%, higher than the same quarter last year. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software seats, TOTAL LOSS valuation services and ACCESS claims services. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets. The increase in Total Loss valuation services revenues was due to higher transaction volume that resulted from product enhancements. ACCESS claims services increased primarily as a result of higher transaction volume.

Production and customer support increased from $7.5 million, or 23.5% of revenues, to $8.4 million, or 21.9% of revenues. The increase in dollars was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Commission, royalties and licenses increased from $3.4 million, or 10.7% of revenues, to $4.6 million, or 12.0% of revenues. The increase in dollars and as a percent of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $9.7 million, or 30.3% of revenues, to $12.3 million, or 32.0% of revenues. The increase in dollars and as a percentage of revenue was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services, efforts to build and upgrade internal systems, and, in the comparable 1996 period, constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to the Company's previous commercial bank credit facility. Depreciation and amortization increased from $1.6 million, or 5.1% of revenues, to $1.9 million, or 5.0% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $4.0 million, or 12.5% of revenues, to $4.8 million, also 12.5% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development and wage pressure associated with retaining software engineers.

Interest expense declined $0.9 million to $35 thousand due to repayments of long-term debt and contract funding amortization, including repayments following the Company's 1996 initial public offering of common stock. Second quarter income taxes increased from $0.9 million, or 17.9% of income before taxes, to $2.8 million, or 41.9% of income before taxes. The increase was attributable to higher pretax income and the release of certain deferred income tax valuation allowances in the second quarter of 1996.

   SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

The Company reported net income applicable to common stock of $7.1 million, or $0.29 per share, for the six months ended June 30, 1997, versus net income of $5.1 million, or $0.29 per share, for the same period last year. For the six months ended June 30, 1997, operating income of $12.1 million was $2.0 million, or 20%, higher than the comparable 1996 period.

Revenues for the six months ended June 30, 1997 of $75.1 million were $11.7 million, or 18.5%, higher than the same period last year. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software seats, TOTAL LOSS valuation services and ACCESS claims services. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets. The increase in Total Loss valuation services revenues was due to higher transaction volume that resulted from product enhancements. ACCESS claims services increased primarily as a result of higher transaction volume.

Production and customer support increased from $15.5 million, or 24.5% of revenues, to $17.0 million, or 22.7% of revenues. The increase in dollars was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Commission, royalties and licenses increased from $6.7 million, or 10.5% of revenues, to $8.8 million, or 11.7% of revenues. The increase in dollars and as a percent of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $19.0 million, or 30.1% of revenues, to $24.3 million, or 32.3% of revenues. The increase in dollars and as a percentage of revenue was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services, efforts to build and upgrade internal systems, and, in the comparable 1996 period, constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to the Company's previous commercial bank credit facility. Depreciation and amortization decreased from $4.0 million, or 6.3% of revenues, to $3.7 million, or 4.9% of revenues. The decrease in dollars relates primarily to expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCC Development Company, the joint venture that initially developed the Company's EZEST collision estimating software. This reduction was partially offset by higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $8.1 million, or 12.8% of revenues, to $9.2 million, or 12.3% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development and wage pressure associated with retaining software engineers.

Interest expense declined $1.9 million to $72 thousand due to repayments of long-term debt and contract funding amortization, including repayments following the Company's 1996 initial public offering of common stock. Income taxes for the six months ended June 30, 1997 increased from $1.7 million, or 20.0% of income before taxes, to $5.3 million, or 42.1% of income before taxes. The increase was attributable to higher pretax income and the release of certain deferred income tax valuation allowances in the same period last year.

   NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three and six months ended June 30, 1997 and 1996, would have been as follows:

                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                         June 30,                June 30,
                                         --------                --------
                                    1997          1996      1997          1996
                                    ----          ----      ----          ----

Basic earnings per share           $0.16         $0.20     $0.30         $0.31

Diluted earnings per share         $0.15         $0.19     $0.29         $0.29


     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require an additional financial statement disclosure detailing the Company's comprehensive income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1997, net cash provided by operating activities was $11.2 million. The Company applied $3.8 million to the purchase of equipment and software and invested $6.0 million in marketable securities, net of proceeds from the sale of such securities.

     Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion under liquidity and capital resources above contains a forward-looking statement which involves certain degrees of risks and uncertainties. The risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1996 Annual Report on Form 10-K, as amended, filed with the Commission on April 3, 1997.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of the stockholders of the Registrant was held on April 15, 1997.

        (b) The directors listed in the Registrant's Proxy Statement dated March 14, 1997, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

        Director                    For        Withheld            Abstentions
        --------                    ---        --------            -----------

        John J. Byrne           21,672,328         0                8,835,958

        Morgan W. Davis         21,672,328         0                8,835,958

        Thomas L. Kempner       21,672,328         0                8,835,958

        Gordan S. Macklin       21,672,328         0                8,835,958

        Robert T. Marto         21,672,328         0                8,835,958

        David M. Phillips       21,672,328         0                8,835,958

        Michael R. Stanfield    21,672,328         0                8,835,958

        (c) The Company's Employee Stock Option plan was approved. Voting by stockholders on the proposal was 21,646,928 for, 24,100 against, 1,300 withheld and 8,835,958 abstentions.


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

            10.3    Stock Option Plan (incorporated herein by reference to
                    Exhibit 10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

            10.4    1997 Stock Option Plan (incorporated herein by reference to
                    Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

            10.5 1997 Stock Option Agreement (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

            11      Statement Re:  Computation of Per Share Earnings

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


Date: August 8, 1997                    CCC Information Services Group Inc.

                                        By:     /s/ David M. Phillips
                                              ---------------------------------
                                        Name:   David M. Phillips
                                        Title:  Chairman, President
                                                and Chief Executive Officer

                                        By:     /s/ Leonard L. Ciarrocchi
                                              ---------------------------------
                                        Name:   Leonard L. Ciarrocchi
                                        Title:  Executive Vice President
                                                and Chief Financial Officer

                                        By:     /s/ Donald J. Hallagan
                                              ---------------------------------
                                        Name:   Donald J. Hallagan
                                        Title:  Vice President and Controller
                                                Principal Accounting Officer

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

10.4      1997 Stock Option Plan (incorporated herein by reference to Exhibit
          4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

10.5      1997 Stock Option Agreement (incorporated herein by reference to
          Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

11        Statement Re:  Computation of Per Share Earnings

27        Financial Data Schedule