Form 10-Q
period 1997-09-30
CCC INFORMATION SERVICES GROUP INC
filed 1997-11-13
CIK 1017917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           -------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 31, 1997, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 23,978,210 shares.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                            Page(s)
Item 1.     Financial Statements

            Consolidated Interim Statement of Operations (Unaudited),           3
            Quarter and Three Quarters Ended September 30, 1997 and 1996

            Consolidated Interim Balance Sheet,                                 4
            September 30, 1997 (Unaudited) and December 31, 1996

            Consolidated Interim Statement of Cash Flows (Unaudited),           5
            Three Quarters Ended September 30, 1997 and 1996

            Notes to Consolidated Interim Financial Statements (Unaudited)      6-7

Item 2.     Management's Discussion and Analysis                                8-10
            of Results of Operations and Financial Condition


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                   11

Item 2.     Changes in Securities                                               11

Item 3.     Defaults Upon Senior Securities                                     11

Item 4.     Submission of Matters to a Vote of Security Holders                 11

Item 5.     Other Information                                                   11

Item 6.     Exhibits and Reports on Form 8-K                                    11-12

SIGNATURES                                                                      13

EXHIBIT INDEX                                                                   14

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                                              Quarter Ended             Three Quarters Ended
                                                               September 30,                September 30,
                                                        ------------------------      -----------------------
                                                           1997           1996           1997          1996
                                                        ---------      ---------      ---------     ---------
Revenues                                                $  40,457      $  32,602      $ 115,523     $  95,927

Expenses:
 Production and customer support                            9,118          7,697         26,141        23,217
 Commissions, royalties and licenses                        4,959          3,462         13,759        10,122
 Selling, general and administrative                       12,694         10,266         36,948        29,309
 Depreciation and amortization                              2,014          1,624          5,697         5,596
 Product development and programming                        5,153          4,186         14,396        12,263
                                                        ---------      ---------      ---------     ---------
Total operating expenses                                   33,938         27,235         96,941        80,507
                                                        ---------      ---------      ---------     ---------
Operating income                                            6,519          5,367         18,582        15,420

Interest expense                                             (34)          (526)          (106)        (2,508)
Other income, net                                             431            169          1,060           462
                                                        ---------      ---------      ---------     ---------
Income before income taxes                                  6,916          5,010         19,536        13,374

Income tax provision                                      (2,908)          (292)        (8,222)        (1,965)
                                                        ---------      ---------      ---------     ---------
Income before extraordinary item and
 dividends and accretion on preferred stock                 4,008          4,718         11,314        11,409

Extraordinary loss on early retirement of
 debt, net of income taxes                                      -          (678)              -          (678)
                                                        ---------      ---------      ---------     ---------
Net income                                                  4,008          4,040         11,314        10,731

Dividends and accretion on mandatorily
 redeemable preferred stock                                  (93)        (5,003)          (271)        (6,607)
                                                        ---------      ---------      ---------     ---------
Net income (loss) applicable to common stock             $  3,915       $  (963)      $  11,043      $  4,124
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Income before extraordinary item and
 dividends and accretion on preferred stock               $  0.16        $  0.22        $  0.45       $  0.60

Extraordinary loss on early retirement of
 debt, net of income taxes                                      -          (0.03)             -         (0.03)

Dividends and accretion on mandatorily
 redeemable preferred stock                                     -          (0.24)         (0.01)        (0.35)
                                                        ---------      ---------      ---------     ---------
Net income (loss) applicable to common stock              $  0.16       $  (0.05)       $  0.44       $  0.22
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Weighted average common and common
 equivalent shares outstanding                             24,997         21,270         24,884        18,890

               The accompanying notes are an intergral part of these
                      consolidated interim financial statements.

               CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                                 (In thousands)


                                                                                September 30,   December 31,
                                                                                    1997           1996
                                                                                -------------   ------------
                                                                                 (Unaudited)
                                                        ASSETS
                                                     ------------
Cash                                                                              $    999      $  9,403
Investments in marketable securities                                                30,125         9,001
Accounts receivable (net of reserves of $2,568 (unaudited) and
 $1,946 at September 30, 1997 and December 31, 1996, respectively)                  14,916         9,772
Other current assets                                                                 4,347         3,207
                                                                                  --------      --------
 Total current assets                                                               50,387        31,383

Equipment and purchased software (net of accumulated depreciation of $25,143 (unaudited) and $20,361 at September 30, 1997 and
 December 31, 1996, respectively)                                                    9,350         8,088
Goodwill (net of accumulated amortization of $9,901 (unaudited) and
 $8,893 at September 30, 1997 and December 31, 1996, respectively)                  10,221        11,230
Deferred income taxes                                                                7,002         6,410
Other assets                                                                         1,073         1,157
                                                                                  --------      --------
  Total Assets                                                                    $ 78,033      $ 58,268
                                                                                  --------      --------
                                                                                  --------      --------
                                    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                                 AND STOCKHOLDERS' EQUITY
                                    ---------------------------------------------------
Accounts payable and accrued expenses                                             $ 18,475      $ 15,821
Income taxes payable                                                                 2,444         1,517
Current portion of long-term debt                                                      122           120
Deferred revenues                                                                    7,290         5,709
Current portion of contract funding                                                      -           123
                                                                                  --------      --------
 Total current liabilities                                                          28,331        23,290

Long-term debt                                                                          20           111
Long-term deferred revenue                                                           1,805         1,997
Other liabilities                                                                    4,020         3,889
                                                                                  --------      --------
 Total liabilities                                                                  34,176        29,287
                                                                                  --------      --------
Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 4,915 designated and outstanding at September 30, 1997 (unaudited)
 and December 31, 1996)                                                              4,959         4,688
                                                                                  --------      --------
Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 23,958,290 (unaudited) and 23,472,355 shares issued and
 outstanding at September 30, 1997 and December 31, 1996, respectively)              2,396         2,347
Additional paid-in capital                                                          87,830        84,223
Accumulated deficit                                                               (50,855)       (61,898)
Treasury stock, at cost                                                              (473)          (379)
                                                                                  --------      --------
 Total stockholders' equity                                                         38,898        24,293
                                                                                  --------      --------
  Total Liabilities, Mandatorily Redeemable Preferred Stock and
  Stockholders' Equity                                                            $ 78,033      $ 58,268
                                                                                  --------      --------
                                                                                  --------      --------

               The accompanying notes are an intergral part of these
                      consolidated interim financial statements.

                CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Quarters Ended
                                                              September 30,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
Operating activities:
Net income                                              $  11,314     $  10,731
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Extraordinary loss on early retirement of
   debt, net of income taxes                                    -           678
  Depreciation and amortization of equipment
   and purchased software                                   4,661         4,560
  Amortization of goodwill                                  1,009         1,009
  Deferred income taxes                                      (592)       (1,755)
  Contract funding revenue amortization                      (123)       (2,935)
  Other, net                                                  106           330
  Changes in:
   Accounts receivable, net                                (5,144)       (1,343)
   Other current assets                                    (1,140)         (481)
   Other assets                                                84           (84)
   Accounts payable and accrued expenses                    2,654        (3,069)
   Income taxes payable                                     3,655         3,735
   Deferred revenues                                        1,389         4,515
   Other liabilities                                          131         1,072
                                                        ---------     ---------
Net cash provided by operating activities                  18,004        16,963
                                                        ---------     ---------
Investing activities:
 Purchases of equipment and software                       (6,050)       (3,193)
 Purchase of investment securities                        (45,111)            -
 Proceeds from the sale of investment securities           23,987             -
 Other, net                                                    21            24
                                                        ---------     ---------
Net cash used for investing activities                    (27,153)       (3,169)
                                                        ---------     ---------
Financing activities:
 Principal repayments on long-term debt                       (89)      (46,711)
 Proceeds from issuance of long-term debt                       -        10,750
 Proceeds from exercise of stock options                      834           283
 Proceeds from initial public offering of common stock, net
  of underwriters' discounts and equity issue costs             -        72,124
 Redemption of mandatorily redeemable preferred stock,
  including accrued dividends                                   -       (36,131)
 Debt issue costs                                               -          (382)
 Other, net                                                     -            (7)
                                                        ---------     ---------
Net cash provided by (used for) financing activities          745           (74)
                                                        ---------     ---------
Net increase (decrease) in cash                            (8,404)       13,720

Cash:
 Beginning of period                                        9,403         3,895
                                                        ---------     ---------
 End of period                                             $  999     $  17,615
                                                        ---------     ---------
                                                        ---------     ---------
SUPPLEMENTAL DISCLOSURES:
 Cash (paid) / received:
  Interest                                                    (95)       (2,431)
  Income taxes, net                                        (5,171)           10


               The accompanying notes are an intergral part of these
                      consolidated interim financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc., is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance company customers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

     As of September 30, 1997, White River Ventures Inc. ("White River") held approximately 36% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.


NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the quarter and three quarters ended September 30, 1997 and 1996 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the quarter and three quarters ended September 30, 1997 and 1996, would have been as follows:

                                     Quarter Ended         Three Quarters Ended
                                     September 30,             September 30,
                                  ------------------       ---------------------
                                   1997        1996          1997         1996
                                  ------      ------        ------       ------
Basic earnings per share          $0.16       $(0.05)       $0.47        $0.23
Diluted earnings per share        $0.16       $(0.05)       $0.44        $0.22


               The accompanying notes are an intergral part of these
                      consolidated interim financial statements.

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


NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.3 million and $6.6 million during the three quarters ended September 30, 1997 and 1996, respectively.

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the three quarters ended September 30, 1997 and 1996, these amounts totaled $2,728 thousand and $8 thousand, respectively.

     In addition to amounts reported as purchases of equipment and software in the consolidated interim statement of cash flows, the Company has directly financed certain noncash capital expenditures. These amounts totaled $1.3 million during the three quarters ended September 30, 1996. There were no directly financed capital expenditures during the three quarters ended September 30, 1997.


NOTE 5 - LEGAL PROCEEDINGS

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1996

     CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $3.9 million, or $0.16 per share, for the quarter ended September 30, 1997, versus a net loss of $(1.0) million, or $(0.05) per share, for the same quarter last year. Third quarter 1997 operating income of $6.5 million was $1.2 million, or 21.5%, higher than the same quarter last year.

     Third quarter 1997 revenues of $40.5 million were $7.9 million, or 24.1%, higher than the same quarter last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and TOTAL LOSS valuation services. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets. The increase in Total Loss valuation services revenues was due to higher transaction volume that resulted from product enhancements.

     Production and customer support increased from $7.7 million, or 23.6% of revenues, to $9.1 million, or 22.5% of revenues. The increase in dollars was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Commission, royalties and licenses increased from $3.5 million, or 10.6% of revenues, to $5.0 million, or 12.3% of revenues. The increase in dollars and as a percentage of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $10.3 million, or 31.5% of revenues, to $12.7 million, or 31.4% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. Depreciation and amortization increased from $1.6 million, or 5.0% of revenues, to $2.0 million, also 5.0% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $4.2 million, or 12.8% of revenues, to $5.2 million, or 12.7% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development and wage pressure associated with retaining and recruiting software engineers.

     Interest expense declined $0.5 million to $34 thousand due to repayments of long-term debt and contract funding amortization, including repayments following the Company's 1996 initial public offering of common stock. Third quarter income taxes increased from $0.3 million, or 5.8% of income before taxes, to $2.9 million, or 42.0% of income before taxes. The increase was attributable to higher pretax income and the release of certain deferred income tax valuation allowances in the third quarter of 1996. Dividends and accretion on preferred stock declined $4.9 million to $93 thousand. The decrease is primarily attributable to a $4.5 million charge taken in the third quarter of 1996 for accelerated accretion to stated value from an earlier than scheduled redemption of preferred stock.

     Other income, net, increased $262 thousand to $431 thousand due primarily to an increase in interest income associated with the increased balance of investments in marketable securities made possible by the success of the business operations and the 1996 initial public offering.

  THREE QUARTERS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE QUARTERS ENDED SEPTEMBER 30, 1996

     The Company reported net income applicable to common stock of $11.0 million, or $0.44 per share, for the three quarters ended September 30, 1997, versus net income of $4.1 million, or $0.22 per share, for the same period last year. For the three quarters ended September 30, 1997, operating income of $18.6 million was $3.2 million, or 20.5%, higher than the comparable 1996 period.

     Revenues for the three quarters ended September 30, 1997 of $115.5 million were $19.6 million, or 20.4%, higher than the same period last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and TOTAL LOSS valuation services. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets. The increase in Total Loss valuation services revenues was due to higher transaction volume that resulted from product enhancements.

     Production and customer support increased from $23.2 million, or 24.2% of revenues, to $26.1 million, or 22.6% of revenues. The increase in dollars was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Commission, royalties and licenses increased from $10.1 million, or 10.6% of revenues, to $13.8 million, or 11.9% of revenues. The increase in dollars and as a percentage of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $29.3 million, or 30.6% of revenues, to $36.9 million, or 32.0% of revenues. The increase in dollars and as a percentage of revenue was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services, efforts to build and upgrade internal systems, and, in the comparable 1996 period, constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to the Company's previous commercial bank credit facility. Depreciation and amortization increased from $5.6 million, or 5.83% of revenues, to $5.7 million, or 4.9% of revenues. The increase in dollars relates to higher capital expenditures for internal systems offset by the expiration, as of March 31, 1996, of purchased software amortization associated with the Company's acquisition of its former partner's interest in CCC Development Company, the joint venture that initially developed the Company's EZEST collision estimating software. Product development and programming increased from $12.3 million, or 12.8% of revenues, to $14.4 million, or 12.5% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development and wage pressure associated with retaining software engineers.

     Interest expense declined $2.4 million to $106 thousand due to repayments of long-term debt and contract funding amortization, including repayments following the Company's 1996 initial public offering of common stock. Income taxes for the three quarters ended September 30, 1997 increased from $2.0 million, or 14.7% of income before taxes, to $8.2 million, or 42.1% of income before taxes. The increase was attributable to higher pretax income and the release of certain deferred income tax valuation allowances in the same period last year. Dividends and accretion on preferred stock declined $6.3 million to $271 thousand. The decrease is primarily attributable to a $4.5 million charge taken in the third quarter of 1996 for accelerated accretion to stated value from an earlier than scheduled redemption of preferred stock.

     Other income, net, increased $598 thousand to $1.1 million due primarily to an increase in interest income associated with the increased balance of investments in marketable securities made possible by the success of the business operations and the 1996 initial public offering.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three and nine months ended September 30, 1997 and 1996, would have been as follows:


                               Three Quarters Ended         Three Quarters Ended
                               ---------------------        --------------------
                                   September 30,                 September 30,
                                1997         1996           1997          1996
                                -----        -----          -----         -----
Basic earnings per share        $0.16        $(0.05)        $0.47         $0.23

Diluted earnings per share      $0.16        $(0.05)        $0.44         $0.22


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

LIQUIDITY AND CAPITAL RESOURCES

     During the three quarters ended September 30, 1997, net cash provided by operating activities was $18.0 million. The Company applied $6.1 million to the purchase of equipment and software and invested $21.1 million in marketable securities, net of proceeds from the sale of such securities.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      3.1  Amended and Restated Certificate of Incorporation
           (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

      3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

      4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      4.2 Stockholder's Agreement (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      4.3 Regulatory Contingency Agreement dated as of June 16, 1994 by and among the Company and White River Ventures Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      4.4 Series C Preferred Designation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      4.5 Series D Preferred Designation (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      4.6 Series E Preferred Designation (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to

           Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

      10.2 Amendment dated September 30, 1997 to Credit Facility
           Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto

      10.3 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

      10.4 Stock Option Plan (incorporated herein by reference to Exhibit
           10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

      10.5 1997 Stock Option Plan (incorporated herein by reference to
           Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

      10.6 1997 Stock Option Agreement (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

      11   Statement Re:  Computation of Per Share Earnings

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

Date: November 11, 1997       CCC Information Services Group Inc.

                              By:    /s/ Leonard L. Ciarrocchi
                                 ----------------------------------
                              Name:  Leonard L. Ciarrocchi
                              Title: Executive Vice President
                                       and Chief Financial Officer

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                                 EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

4.1     Specimen Common Stock Certificate (incorporated herein by reference to
        Exhibit 4.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

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

10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

10.2 Amendment dated September 30, 1997 to Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto

10.3 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

10.4 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended
        December 31, 1996 (the "Annual Report"), Commission File No. 000-28600)

10.5 1997 Stock Option Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

10.6    1997 Stock Option Agreement (incorporated herein by reference to Exhibit
        4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

11      Statement Re:  Computation of Per Share Earnings

27      Financial Data Schedule