Form 10-K
period 1997-12-31
CCC INFORMATION SERVICES GROUP INC
filed 1998-03-31
CIK 1017917

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 30, 1998 was $317,640,712.

    As of March 30, 1998, 24,764,583 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                           ---------
PART I

Item 1.     Business.....................................................................................    1-11

Item 2.     Properties...................................................................................     12

Item 3.     Legal Proceedings............................................................................     12

Item 4.     Submission of Matters to a Vote of Security Holders..........................................     12

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................     12

Item 6.     Selected Financial Data......................................................................    13-14

Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition........    14-20

Item 8.     Financial Statements and Supplementary Data..................................................     20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     20

PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................    20-24

Item 11.    Executive Compensation.......................................................................    24-29

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................    29-31

Item 13.    Certain Relationships and Related Transactions...............................................     31

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    32-53

Signatures...............................................................................................     54

Directors and Executive Officers.........................................................................     55

Corporate Information....................................................................................     56

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

    As of December 31, 1997, White River Ventures Inc. ("White River") held approximately 35% of the total outstanding common stock of the Company and had 51% of the voting power associated with the Company's total outstanding voting stock. White River is a wholly owned subsidiary of White River Corporation.

                                BUSINESS SUMMARY

    The principal services and products offered by the Company automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, the Company's vehicle valuation services and products, primarily TOTAL LOSS, provide insurance companies with the ability to effect total loss settlements on the basis of market-specific vehicle values. When a vehicle is repairable, the Company's collision estimating services and products, principally EZEST and PATHWAYS, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. The Company's claims outsourcing services and products includes ACCESS, a vehicle restoration and management service. Communication services offered by the Company connect insurers, appraisers and collision repair facilities, providing the information required for decision making. The Company also provides a wide variety of related services and products intended to facilitate the overall management of the automobile claims process. The Company's PATHWAYS workflow management software is designed to integrate each of the Company's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing the Company's customers with a broader tool set for claims completion. The Company's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process.

    The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country. In addition, the Company's products are used by approximately 12,000 collision repair facilities. The Company's core competencies include collection and processing of claims and automobile valuation and repair data, development of client-server, object-oriented claims and collision repair software products, communications network management, customer service and the workflow processes of automobile insurance claims.

    The Company sells its services and products to insurance companies through a direct sales force. The Company contracts with independent sales representatives to sell its products to collision repair facilities.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Over 60% of the Company's revenue for 1997 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are generally sold under multi-year contracts either on a monthly subscription or a per transaction basis.

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

THE AUTOMOBILE INSURANCE INDUSTRY

    Of the companies offering private passenger automobile insurance in the United States, the twenty largest providers account for more than 65% of all automobile insurance premiums. Insurance companies compete principally on the basis of price, marketing, consumer satisfaction and claims paying ability. State agencies closely regulate the product offerings, claims processes and the premium structure of insurance companies. In addition, the laws of many states require motorists to carry liability insurance at specified minimum levels.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

significant capital investments in increasingly sophisticated equipment and better training. At the same time, insurance companies are looking to collision repair facilities to assist in cost containment.

    Because a substantial portion of collision repair facility revenue is sourced from insurance companies, collision repair facility owners are increasingly shifting their marketing efforts from consumer-oriented advertising to wholesale marketing and insurance company referrals. For example, many collision repair facilities are seeking to capitalize on insurance industry-driven trends such as the growth in direct repair programs. A direct repair program, or DRP, allows an insured whose automobile is involved in a collision to have the repair performed within a network of approved repair facilities. To participate in DRPs with major insurance companies, collision repair facilities must meet minimum standards for equipment, training and facilities. To ensure continued satisfaction at both the referring insurance company and consumer level, collision repair facilities must seek ways to improve productivity and optimize the workflow of the automobile repair process. To achieve these goals, collision repair facilities are making substantial investments in capital equipment and computer technology.

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

    DIRECT REPAIR PROGRAMS. Seventeen of the top twenty automobile insurers, including each of the five largest, offer some form of direct repair program. Based on the Company's interviews with its insurance company customers, the Company estimates that 15% of all automobile claims are handled through a DRP, the fastest-growing method for handling automobile claims. The Company believes that DRPs present significant opportunities to both insurance companies and collision repair facilities to increase the satisfaction of their customers. Surveys demonstrate that DRPs result in higher consumer satisfaction than either of the other claims handling methods. In addition, by eliminating several days from the claims process, insurers utilizing DRPs reduce replacement rental car expense and eliminate the costs associated with dispatching an adjuster to appraise each vehicle. An automated DRP ensures accurate estimates, facilitates the use of alternate replacement parts and increases the productivity of auditors and reinspectors. The Company estimates that adjusters who formerly completed only three to five estimates per day under a staff appraisal program can review 20 to 25 claims per day under a DRP. Participating collision repair facilities gain volume and efficiency and reduce disputes with consumers and insurance companies.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

                             SERVICES AND PRODUCTS

    The Company's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 66% of the Company's consolidated revenue for 1997 was from the sale of services and products to insurance companies with the remainder sold to collision repair facilities and other customers. Revenues from TOTAL LOSS valuation services and EZEST and PATHWAYS Collision Estimating software licensing accounted for 32% and 47%, respectively, of the Company's consolidated 1997 revenue.

    PATHWAYS WORKSTATION SOFTWARE. PATHWAYS is a windows-based workstation software platform designed to better serve the overall workflow needs of insurance field staffs. PATHWAYS offers a common, graphical user interface across all applications which organizes claims in tabbed, electronic workfiles and reduces the time required to learn or develop new software functions or applications. PATHWAYS includes a workflow manager which assists users in managing all aspects of their day-to-day activities, including receipt of new assignments, communication of completed activity, electronic file notes and reports as well as the automatic logging of key events in the claims process. The Company intends to integrate all of its existing field applications into this platform and develop all future field applications on PATHWAYS. PATHWAYS is fully integrated with the Company's communications network, allowing adjusters to operate in the field, and thereby reduce office and other expenses. The first PATHWAYS application was PATHWAYS Collision Estimating, which provides improved functionality when compared to the predecessor DOS based EZEST product.

    VEHICLE VALUATION SERVICES AND PRODUCTS. The Company's TOTAL LOSS service provides insurance companies the ability to effect total loss settlements on the basis of market-specific values based upon physically inspected used car inventories. The Company believes that its vehicle database, which contains detailed information about millions of vehicles either physically inventoried from one of more than 4,500 dealer lots or taken from recent advertisements, is the most comprehensive in North America. The Company uses its proprietary database and valuation software to provide insurance companies with independent, current, local, market-values and vehicle identification data. The Company's TOTAL LOSS product complies with the regulatory requirements of all 50 states. Each total loss valuation includes a

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

vehicle identification search under VINGUARD, the Company's vehicle identification number fraud protection program which matches current claims against the Company's database of previously totaled or stolen vehicles.

    COLLISION ESTIMATING SERVICES AND PRODUCTS. EZEST was the first stand-alone, PC-based collision estimating system utilizing intelligent logic to automate the process of eliminating repair activity overlaps and automating all included operations and ancillary repair work in preparing an estimate. Intelligent logic represents automation of procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. The Company now also offers its next generation collision estimating product, Pathways Collision Estimating. Pathways provides automobile insurers with fast and reliable estimates at a low cost. Pathways runs on any IBM-compatible laptop or desktop computer and contains all nine volumes of the Motor Crash Estimating Guide and other data necessary to build an estimate. The Company licenses the Motor Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of Pathways is its recycled part valuation upgrade which will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The Pathways software, Motor Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. Pathways is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities.

    PATHWAYS DIGITAL IMAGING. PATHWAYS Digital Imaging, a Pathways workstation application, allows shops to capture and instantly transmit damage images, thereby reducing the need for a physical vehicle inspection. The computerized digital photo imaging system allows automobile insurers and collision repairers to visually document vehicle damage and electronically communicate the image. This reduces claims cycle time while eliminating film cost and saving travel and overnight delivery expense. In September 1997, the Company began delivery of its next generation system, PATHWAYS Digital Imaging, a software application that captures, stores and transmits images of vehicle damage. PATHWAYS Digital Imaging is sold under multi-year contracts on a monthly subscription basis.

    GUIDEPOST DECISION SUPPORT. GUIDEPOST is an executive information and data navigation software package. GUIDEPOST allows managers to electronically evaluate results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. GUIDEPOST updates are distributed monthly on diskettes and development for network delivery is underway. While introduced as an element of the Company's suite of electronic DRP and collision estimating tools, GUIDEPOST will be made available for all the Company's products, extending the integration of a multi-channel claims process.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    CLAIMS OUTSOURCING SERVICES AND PRODUCTS. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses a network of Company certified, fully equipped repair facilities and the Company's claims management tools to provide fast, low cost claims settlement with high customer satisfaction. In addition, the Company provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements. The Company has begun to offer a complete claims outsourcing service that manages all aspects of the claim process. Using a proprietary, state-of-the-art, paperless claims management system, the outsourcing service takes the initial loss notification and manages the file through settlement.

    EZWORKS PRODUCTIVITY TOOLS. EZWORKS is a set of modular applications that assist collision repair businesses with a variety of management functions such as job costing, operations analysis, and accounting interfaces. EZWORKS provides an important interface between EZEST and a leading commercial accounting product.

                                   CUSTOMERS

    The Company's business is based on relationships with the two primary users of the Company's services: automobile insurance companies and collision repair facilities. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

    The Company's products are used by approximately 12,000 collision repair facilities. The Company has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use the Company's services and products as a means to participate in insurance DRP programs, thereby making the use of the Company's services and products important to the customer's business growth.

    Over 60% of the Company's revenue for 1997 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are sold either on a monthly subscription or a per transaction basis.

                              SALES AND MARKETING

    Including Collision Repair Representatives, the Company utilizes approximately 300 sales and service professionals across five different sales organizations and certain other sales and marketing functions to market and sell its services and products. Employee counts below for each of the five sales organization are as of December 31, 1997.

    NATIONAL SALES ORGANIZATION. The National Sales Organization comprises national account managers ("NAMs") who focus on the Company's overall relationships with the home and regional offices of seventy six leading insurance companies. NAMs are experienced sales professionals charged with meeting customers' business needs with a consultative approach. NAMs are responsible for home office relationships through which most major and all company-wide contracts are signed and renewed.

    BUSINESS SOLUTIONS GROUP. The Business Solutions Group (BSG) consists of business solutions managers and consultants that identify, develop and perform qualified consulting projects and development of custom user interfaces. The BSG plays a critical role in reviewing customer business practices to benchmark current operations and to identify opportunities for improvement. BSG often works closely

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

with customer system staffs to assure smooth implementation of more technically complicated and customized service offerings.

    FIELD SALES & SERVICE GROUP. Claims office territory managers are deployed geographically with responsibility for individual claims offices of all of the Company's insurance company clients. These employees are charged with on-going field training and support for the Company's transaction-based businesses. The Company's territory managers assist claim managers with the training of high turnover personnel, program result analysis and problem resolution. Increasingly, territory managers are functioning as claim settlement consultants.

    NEW BUSINESS ACQUISITION TEAM. The NBA team focuses on selling specific products into the insurance market. Their role is to increase the Company's market share in each product category in which the Company competes. They work closely with the other sales organizations to bring specific product expertise to our customers.

    COLLISION REPAIR REPRESENTATIVES. The Company contracts independent sales representatives to sell the Company's products to collision repair facilities across the country. The primary representatives are assigned geographic territories and often employ secondary representatives to increase presence in particular areas. The representatives are highly experienced within the collision repair industry and typically assist customers in dealing with a variety of business issues.

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

    VEHICLE VALUATION SERVICES AND PRODUCTS. The Company's proprietary database of valuation data used in connection with its TOTAL LOSS services and products is built through the Company's own data collection

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

network. This network includes detailed used car inventory and sales data from more than 4,500 automobile dealers in 228 metropolitan areas throughout the United States and Canada, as well as data from local newspaper advertisements and prior transactions. The database includes more than 15 million prior valuations, including theft data. The Company maintains its TOTAL LOSS database on a mainframe computer which customers directly access using the Company's proprietary communications network or by telephone or facsimile.

    COLLISION ESTIMATING SERVICES AND PRODUCTS. The Company offers its collision estimating services and products through a personal computer-based, open systems approach using its object-oriented design. The Company's principal database for its collision estimating products is the Motor Crash Estimating Guide published by a subsidiary of The Hearst Corporation. The Company licenses this database under a contract which expires in 2002, that grants to the Company a license to publish the database electronically. This contract includes the exclusive license for intelligent logic to the insurance industry, the integral component of collision estimating software. See further discussion of this contract under "Intellectual Property."

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

    PATHWAYS ENVIRONMENT. The Company has built and completed class libraries consisting of approximately 1,000 business and system objects that serve as the foundation of its PATHWAYS product line. These objects were designed with a work flow orientation and are used in a framework to manage databases, maintain model persistence, create electronic workfiles, and facilitate communications. These elements are used in conjunction with a common graphical user interface for all applications. This approach is intended to offer many advantages to the Company's customers, including ease of training and integration of complementary systems and legacy applications. In addition, the graphical user interface and object-oriented foundation of these services and products is designed to enable faster introduction of additional application modules with greater product quality assurance as well as easy integration with customer-developed software applications. It is the Company's intent to build all new products within this framework and to migrate existing products to it.

                      PRODUCT DEVELOPMENT AND PROGRAMMING

    The Company's ability to maintain and grow its position in the claims industry is dependent upon expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. The Company's product development and programming efforts principally consist of software development, development of enhanced communication protocols and applications, and database design and enhancement. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing services and products, and reducing development costs. The Company uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. The Company develops products in close collaboration with its clients based on specific needs. The Company's total product development and programming expense was $20.2 million, $17.0 million and $14.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

    Certain data used in the Company's services and products is licensed from third parties for which they receive royalties. The Company does not believe that the Company's services and products are significantly dependent upon licensed data, other than the Motor Crash Estimating Guide data, because the Company believes it can find alternative sources for such data. The Company does not believe that it has access to an alternative database that would provide comparable information to the Motor Crash Estimating Guide. The Motor Crash Estimating Guide is licensed from the Hearst Corporation through a scheduled expiration of April 30, 2002. Absent notification of cancellation by either the Company or the Hearst Corporation two years before the license's scheduled expiration, the license agreement is automatically extended for one year on a rolling annual basis. Any interruption of the Company's access to the Motor Crash Estimating Guide data could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                  COMPETITION

    The market for the Company's products is highly competitive. The Company competes primarily on product differentiation, customer service and price. The Company's principal competitors are small divisions of two well capitalized, multinational firms, Automatic Data Processing ("ADP") and Thomson Publishing Corporation ("Thomson"). ADP offers both a PC-based collision estimating system and a total loss product to the insurance industry. It offers a different collision estimating system and a digital imaging system to the collision repair industry. Thomson publishes crash guides for both the insurance and

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

automobile collision repair industries and markets collision estimating, shop management and imaging products. In addition, there are several very small, collision estimating programs sold into the market which do not use intelligent logic. In addition, the claims outsourcing business competes with various outsourcing service providers and third party administration (TPA) entities. The Company has experienced steady competitive price pressure, particularly in the collision estimating market, over the past few years and expects that trend to continue. The strength of this trend may cause the Company to alter its mix of services, features and prices.

    The Company intends to address competitive price pressures by providing high quality, feature enhanced products and services to its clients. The Company intends to continue to develop user-friendly claims products and services incorporating its comprehensive proprietary inventory of data. The Company expects that the PATHWAYS workflow manager will provide the necessary position with its insurance and collision repair customers to effectively compete against competitive price pressures.

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

                                   EMPLOYEES

    As of December 31, 1997, the Company had approximately 1,100 full-time employees of whom approximately 300 were employed in sales and marketing functions (excluding independent collision repair representatives), approximately 180 were employed in customer support functions, approximately 260 in product development and quality assurance functions, approximately 215 in operations and approximately 130 in finance and administration. The Company regularly seeks to identify skilled software engineers and other potential employee candidates, and has found that competition for personnel in the software industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel will be critical to execute its business plans. The Company's employees are not represented by any collective bargaining agreement or organization. The Company believes that its relationships with its employees are good.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

    This Item 1 contains forward-looking statements that involve risks and uncertainties. When used, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could affect such results, performance or achievements include, but are not limited to, reliance on major customers, technological change and new product development, competition, use of licensed information and dependence on proprietary rights.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. PROPERTIES

    The Company's corporate office is located in Chicago, Illinois where the Company leases approximately 150,000 square feet of a multi-tenant facility under several leases, the last of which expires in November 2008. The Company also leases approximately 84,000 square feet in Glendora, California where a satellite development center and distribution center are housed, under a lease expiring in August 2000. The Company believes that its existing facilities and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

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

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock (symbol: CCCG) began trading on the Nasdaq National Market ("Nasdaq") on August 16, 1996. Low and high sales prices of the Common Stock were as follows:

                                                         1997                                   1996
                                  --------------------------------------------------  ------------------------
                                    FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD
                                    QUARTER      QUARTER      QUARTER      QUARTER      QUARTER    QUARTER(*)
                                  -----------  -----------  -----------  -----------  -----------  -----------
Low.............................   $   17.38    $   14.70    $   11.75    $   12.50    $   12.50    $   14.00
High............................   $   23.88    $   21.00    $   19.50    $   19.50    $   23.00    $   24.00

------------------------

(*) Represents trading activity for the period from August 16, 1996 through September 30, 1996.

    Since the public offering, no dividends have been declared on shares of the Company's Common Stock and the Company's Board of Directors currently has no intention to declare such dividends. As of March 30, 1998, there were 24,764,583 shares of Common Stock issued and outstanding. There were 105 stockholders of record on March 30, 1998, plus an indeterminate number of stockholders that hold shares of Common Stock in the names of nominees.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                             1997        1996        1995      1994(*)       1993
                                                          ----------  ----------  ----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues..............................................  $  159,106  $  130,977  $  115,519  $   91,917  $   51,264
  Expenses:
    Operating expenses..................................     133,401     110,846     104,697      84,094      44,233
    Purchased research and development..................          --          --          --      13,791          --
    Loss on lease termination...........................          --          --          --          --       3,802
    Litigation settlements..............................          --          --       4,500       1,750          --
                                                          ----------  ----------  ----------  ----------  ----------
  Operating income (loss)...............................      25,705      20,131       6,322      (7,718)      3,229
  Equity in loss of Joint Venture.......................          --          --          --        (615)     (3,564)
  Interest expense......................................        (139)     (2,562)     (5,809)     (7,830)     (6,945)
  Other income (expense), net...........................       1,505         636         482         316        (311)
                                                          ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations
    before income taxes.................................      27,071      18,205         995     (15,847)     (7,591)
  Income tax (provision) benefit........................     (11,239)     (2,683)        291       2,688       1,817
                                                          ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations..............      15,832      15,522       1,286     (13,159)     (5,774)
Income from discontinued operations, net of income
  taxes.................................................          --          --          --       1,006      (4,357)
Extraordinary loss on early retirement of debt, net of
  income taxes..........................................          --        (678)         --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......................................      15,832      14,844       1,286     (12,153)    (10,131)
Dividends and accretion on mandatorily redeemable
  preferred stock.......................................        (365)     (6,694)     (3,003)     (1,518)         --
                                                          ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to common stock............  $   15,467  $    8,150  $   (1,717) $  (13,671) $  (10,131)
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
PER SHARE DATA:
INCOME PER COMMON SHARE--BASIC
Income (loss) applicable to common stock from:
  Continuing operations.................................  $     0.65  $     0.46  $    (0.11) $    (1.12) $    (0.63)
  Discontinued operations...............................          --          --          --        0.08       (0.47)
  Extraordinary loss on early retirement of debt, net of
    income taxes........................................          --       (0.03)         --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to common stock............  $     0.65  $     0.43  $    (0.11) $    (1.04) $    (1.10)
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
INCOME PER COMMON SHARE--DILUTED
Income (loss) applicable to common stock from:
  Continuing operations.................................  $     0.62  $     0.43  $    (0.11) $    (1.12) $    (0.63)
  Discontinued operations...............................          --          --          --        0.08       (0.47)
  Extraordinary loss on early retirement of debt, net of
    income taxes........................................          --       (0.03)         --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to common stock............  $     0.62  $     0.40  $    (0.11) $    (1.04) $    (1.10)
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding:
  Basic.................................................      23,807      19,056      16,300      13,090       9,245
  Diluted...............................................      24,959      20,367      16,300      13,090       9,245

------------------------

(*) The Company accounted for its interest in the Joint Venture under the equity method of accounting prior to acquiring the remaining interest in the Joint Venture, effective March 30, 1994.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                                                                 DECEMBER 31,
                                                          ----------------------------------------------------------
                                                             1997        1996        1995        1994        1993
                                                          ----------  ----------  ----------  ----------  ----------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and marketable securities........................  $   32,118  $   18,404  $    3,895  $    5,702  $      375
  Working capital.......................................      28,735       8,093     (17,953)    (15,549)    (11,004)
  Total assets..........................................      83,494      58,268      44,093      52,232      40,058
  Current portion of long-term debt.....................         111         120       7,660       5,340       7,857
  Long-term debt, excluding current maturities..........          --         111      27,220      35,753      56,624
  Mandatorily redeemable preferred stock................       5,054       4,688      34,125      31,122          --
  Stockholders' equity (deficit)........................      45,827      24,293     (56,420)    (54,729)    (53,416)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The Company's results from operations, for the periods indicated, are set forth below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
 Revenues.....................................................................  $  159,106  $  130,977  $  115,519
  Expenses:
  Operating Expenses:
    Production and customer support...........................................      35,657      31,828      32,261
    Commissions, royalties and licenses.......................................      18,939      14,009      11,720
    Selling, general and administrative.......................................      50,914      40,653      36,279
    Depreciation and amortization.............................................       7,688       7,330       9,572
    Product development and programming.......................................      20,203      17,026      14,865
  Litigation settlement.......................................................          --          --       4,500
                                                                                ----------  ----------  ----------
  Operating income............................................................      25,705      20,131       6,322
  Interest expense............................................................        (139)     (2,562)     (5,809)
  Other income, net...........................................................       1,505         636         482
                                                                                ----------  ----------  ----------
  Income from operations before income taxes..................................      27,071      18,205         995
  Income tax (provision) benefit..............................................     (11,239)     (2,683)        291
                                                                                ----------  ----------  ----------
  Income from operations......................................................  $   15,832  $   15,522  $    1,286
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

OVERVIEW

    The Company is a supplier of automobile claims information and processing, claims management software and communication services. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country. In addition, the companies products and services are used by approximately 12,000 collision repair facilities. The Company's services and products are designed to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    The Company sells its products to two primary customer groups: insurance companies (approximately 66% of revenue in 1997) and collision repair facilities. In addition, certain Company products and services are aimed at improving the efficiency of both markets by enabling the two groups to communicate

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

electronically. The Company's principal products for insurance companies are its TOTAL LOSS vehicle valuation service, used to estimate the value of unrepairable vehicles, and its EZEST collision estimating software, used to estimate the cost of repairing vehicles. The Company also offers insurers its claims outsourcing service, ACCESS, an integrated appraisal and restoration management service and access to EZNET, its communications network. The Company also offers its PATHWAYS workflow management software, which integrates the Company's information and software products into a total workflow management solution for insurance field appraisal staffs. The Company's principal product for collision repair facilities is its EZEST collision estimating software.

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

    As a result of debt incurred in connection with the Company's 1988 acquisition of CCC, the Company became highly leveraged. The Company's ability to invest in new product development and conduct its business in accordance with its business plan was constrained by limitations imposed by its acquisition borrowings. The Company formed CCCDC to develop the EZEST collision estimating software. To finance EZEST development and marketing efforts, the Company relied on the sale of revenue streams from certain end-user collision estimating contracts. These contract funding transactions provided essential liquidity until June 1994, when the Company completed a recapitalization. In connection with this recapitalization, White River acquired $39 million of Mandatorily Redeemable Preferred Stock ("Preferred Stock"), and 7,050,840 shares of the Company's common stock (the "White River Transaction"), and CCC entered into the 1994 bank credit facility. White River immediately sold $1,462,000 of the Preferred Stock (3.7% of the then-outstanding Preferred Stock) and 264,407 shares of the Common Stock (1.6% of the then-outstanding Common Stock) to two investment partnerships affiliated with Hambrecht & Quist LLC. In 1994, the Company acquired the 50% of CCCDC that it did not previously own. In 1995, the Company consolidated this investment with its other operations.

    The Preferred Stock includes certain rights set forth in detail in Notes 10 and 11 to the consolidated financial statements, Mandatorily Redeemable Preferred Stock and Initial Public Offering of Common Stock, respectively. In particular, the Series E Preferred Stock permits White River and its affiliates to cast 51% of the votes to be cast on any matter to be voted on by the holders of the Company's common stock, subject to reductions in the event that either the Company redeems part of the outstanding Series E Preferred Stock or White River and its affiliates no longer hold all of such stock. In addition, under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock.

    Depreciation expense includes depreciation attributable to certain software acquired through the Company's acquisition of UCOP's interest in CCCDC. In the purchase price allocation for the CCCDC acquisition, $5.2 million was assigned to purchased software, $13.8 million was assigned to in-process research and development software projects, $6.6 million was assigned to acquired tangible assets and the balance of $3.7 million was assigned to goodwill. The amount assigned to in-process research and development was charged against operating results at the time of the acquisition.

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

    The Company believes that its future success depends on its ability to enhance its current services and products and to develop new services and products that address the needs of its customers. As a result, the Company has in the past and intends to continue to commit substantial resources to product development and programming. Over the past three years ended December 31, 1997 the Company expended approximately $52.1 million for product development and programming.

    Prior to 1996, the Company had offset the income tax benefit attributable to a portion of the Company's future income tax deductions with tax valuation allowances because of the Company's history of operating losses and an inability to project future taxable income with certainty. This treatment increased the Company's overall effective income tax rate in the years the deferred income tax valuation allowances were provided. As a result of the Company's successful public offering and recently improved operating results, valuation allowances totaling $4.7 million were released to income in 1996.

    Despite its pre-offering accumulated deficit, the Company's net operating loss carryforwards totaled only $0.3 million. This disparity is attributable to the lack of tax basis for certain past operating charges. Since inception, the Company has charged against earnings: (i) goodwill amortization related to acquired businesses in the amount of approximately $38.8 million, (ii) purchased in-process research and development software projects of approximately $13.8 million and (iii) purchased software amortization of approximately $4.8 million. The Offering did not result in a change in control for income tax purposes that would limit the use of the net operating loss carryforwards. In addition, as of December 31, 1997, the Company had no research or investment tax credit carryforwards.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS AS A PERCENTAGE OF REVENUE

    The Company's results from operations, as a percentage of revenue for the periods indicated, are set forth below:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                       1997         1996         1995
                                                                                    -----------  -----------  -----------
Revenues..........................................................................      100.0%       100.0%       100.0%
                                                                                        -----        -----        -----
Expenses:
  Operating Expenses:
    Production and customer support...............................................       22.4         24.3         27.9
    Commissions, royalties and licenses...........................................       11.9         10.7         10.1
    Selling, general and administrative...........................................       32.0         31.0         31.4
    Depreciation and amortization.................................................        4.8          5.6          8.3
    Product development and programming...........................................       12.7         13.0         12.9
  Litigation settlement...........................................................         --           --          3.9
                                                                                        -----        -----        -----
Operating income..................................................................       16.2         15.4          5.5
Interest expense..................................................................       (0.1)        (2.0)        (5.0)
Other income, net.................................................................        0.9          0.5          0.4
                                                                                        -----        -----        -----
Income from operations before income taxes........................................       17.0         13.9          0.9
Income tax (provision) benefit....................................................       (7.1)        (2.0)         0.2
                                                                                        -----        -----        -----
Income from operations............................................................        9.9%        11.9%         1.1%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

1997 COMPARED WITH 1996

    For the year ended December 31, 1997, the Company reported net income applicable to common stock of $15.5 million, or $0.62 per share on a diluted basis, versus net income applicable to common stock of $8.2 million, or $0.40 per share on a diluted basis, for the same period last year. Operating income for the year ended December 31, 1997 of $25.7 million was $5.6 million higher than the same period last year.

    REVENUES. Revenues for the year ended December 31, 1997 of $159.1 million were $28.1 million, or 21.5% higher than the same period last year. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software licensing and valuation services. Workflow/collision estimating software revenue increased due to an increase in the number of units in both the autobody and insurance markets. Valuation services revenue increased due to higher transaction volume.

    PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $31.8 million to $35.7 million. Due to leverage on a higher revenue base and continued efforts to reduce production costs, production and customer support decreased on a percent of revenue basis from 24.3% to 22.4%.

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses increased from $14.0 million or 10.7% of revenues to $18.9 or 11.9% of revenues. The increase as a percent of revenues was due primarily to higher revenues from autobody collision estimating licensing which generates both a commission and a data royalty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $40.7 million or 31% of revenues to $50.9 million or 32% of revenues. Headcount increases as well as higher average wages necessary to recruit and retain key employees were the principal reasons for the increase.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $7.3 million to $7.7 million. On a percentage of revenue base, depreciation and amortization decreased from 5.6% of revenues to 4.8%. Leverage on a higher revenue base created the decrease in percentage terms.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $17.0 million to $20.2 million. Due to leverage on a higher revenue base, product development and programming costs declined from 13.0% of revenues to 12.7%.

    OTHER INCOME/INTEREST EXPENSE AND INCOME TAXES. Net other income/interest expense changed from a net expense of $1.9 million last year to net other income of $1.4 million. The change in net other income was a combination of the full year impact of a change in the capital structure subsequent to the public offering of common stock in 1996, as well as a significant increase in invested cash in 1997 generated from operations. The effective income tax rate increased from 14.7% to 41.5% due primarily to the release of deferred income tax valuation allowances in 1996. Adjusting the 1996 tax rate for the release of valuation allowances would have resulted in an effective tax rate of 40.4%.

1996 COMPARED WITH 1995

    For the year ended December 31, 1996, the Company reported net income applicable to common stock of $8.2 million, or $0.40 per share on a diluted basis, versus a net loss applicable to common stock of $1.7 million, or $0.10 per share on a diluted basis, for the same period last year. Operating income for the year ended December 31, 1996 of $20.1 million was $13.8 million higher than the same period last year. A litigation settlement charge of $4.5 million was recorded in the comparable 1995 period.

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

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses increased from $11.7 million, or 10.1% of revenues, to $14.0 million, or 10.7% of revenues. The increase as a percent of revenues was due primarily to higher revenues from autobody collision estimating licensing which generates both a commission and a data royalty.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1997, net cash provided by operating activities was $20.1 million. The Company applied $8.1 million, excluding noncash capital expenditures, to purchase equipment and software and invested the rest of the excess cash in marketable securities.

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

    Management believes that cash flows from operations and available credit line facilities will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

YEAR 2000 ISSUE

    The year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this time sensitivity of existing software, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, entities that provide software solutions to their customers must monitor the year 2000 concerns in the applications their software supports.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    Based on a risk assessment, the Company has been modifying or replacing significant portions of its software so that its computer systems will function properly with respect to the year 2000 date recognition. The Company believes that when completed, the modifications to existing software and conversions to new software, the year 2000 issue will not pose a significant operational problem. However, if such modifications and conversions are not made, or not completed timely, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has utilized both internal and external resources to reprogram, or replace, and test software for year 2000 modifications. The Company anticipates completing the year 2000 project in early 1999. The anticipated total cost of the year 2000 project is not material.

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

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    WHITE RIVER CORPORATION, THE COMPANY'S LARGEST SHAREHOLDER, IS CURRENTLY EVALUATING A PROPOSED MERGER WITH AN AFFILIATE OF HARVARD PRIVATE CAPITAL GROUP, INC., AS WELL AS A PROPOSED OFFER, BY FUND AMERICAN, TO ACQUIRE ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF WHITE RIVER, NOT CURRENTLY OWNED BY WHITE RIVER. IF EITHER OF THESE PROPOSED TRANSACTIONS IS CONSUMMATED, THE CURRENT CONSTITUTION OF THE BOARD OF DIRECTORS WILL CHANGE. THE CHANGES WILL BE CONTAINED IN THE COMPANY'S PROXY STATEMENT.

    The following information with respect to the principal occupation, business experience and other affiliations of the directors of the Company has been furnished to the Company by the respective directors.

    JOHN J. BYRNE; AGE 65; CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, FUND AMERICAN ENTERPRISES HOLDINGS, INC. Mr. Byrne has served as a Director of the Company since 1994. Mr. Byrne has been Chairman of the Board of Directors and Chief Executive Officer of Fund American Enterprises Holdings, Inc.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

("Fund American") since 1985 and President of Fund American since 1990. Mr. Byrne has also been Chairman of the Board of Directors and a director of Financial Security Assurance Holdings Ltd. since May 1994. From 1989 through 1990, Mr. Byrne was Chairman of the Board of Directors of Fireman's Fund Insurance Company. Prior to joining Fireman's Fund Insurance Company, Mr. Byrne was Chairman and Chief Executive Officer of GEICO Corporation from 1976 to 1985. Mr. Byrne is an advisory director of Lehman Brothers Holdings, Inc., Terra Nova (Bermuda) Holdings, Ltd., Travelers/Aetna Property Casualty Corp., White Mountains Insurance Holdings, Southern Heritage Insurance Company and Merastar Insurance Company. Mr. Byrne is also an advisory director of Mid-America Apartment Communities, Inc. Mr. Byrne is a member of the Audit and Compensation Committees.

    MORGAN W. DAVIS; AGE 47; PRESIDENT AND CHIEF EXECUTIVE OFFICER, WHITE MOUNTAIN INSURANCE CO. Mr. Davis has served as a Director of the Company since 1995. He has also served since 1995 as the President and Chief Executive Officer of White Mountains Insurance Company, a wholly-owned subsidiary of Fund American. From 1992 to 1994, Mr. Davis was self-employed as a private investor in a number of entrepreneurial enterprises. From 1987 to 1992, he served as President of Fireman's Fund Commercial Insurance. Mr. Davis is currently a Director of White Mountain Holdings and Valley Insurance Group. Mr. Davis is a member of the Audit and Compensation Committees.

    THOMAS L. KEMPNER; AGE 70; CHAIRMAN AND CHIEF EXECUTIVE OFFICER, LOEB PARTNERS CORPORATION. Mr. Kempner has served as a Director of the Company since 1983. Since 1979 he has served as Chairman and Chief Executive Officer of Loeb Holding Corporation, an investment banking, registered broker/ dealer and registered investment advisory firm. He also serves as a director of the following companies: Alcide Corporation; Energy Research Corporation; IGENE BioTechnology, Inc.; Intermagnetics General Corporation; and Northwest Airlines, Inc. Roper, Starch Worldwide, Inc. Mr. Kempner is Chairman of the Compensation Committee and a member of the Audit Committee.

    GORDON S. MACKLIN; AGE 69; CHAIRMAN, PRESIDENT AND CEO OF WHITE RIVER CORPORATION. MR. MACKLIN HAS SERVED AS A DIRECTOR OF THE COMPANY SINCE 1994. Mr. Macklin has been Chairman of White River Corporation since 1993 and President and CEO since January 1998. From 1987 to 1992, he was Chairman of Hambrecht & Quist, LLC. Mr. Macklin served as President of The National Association of Securities Dealers, Inc. from 1970 to 1987, and was formerly a partner and Member of the Executive Committee of McDonald & Company, an investment banking firm, from 1950 to 1970. Mr. Macklin is a director, trustee, or managing general partner, as the case may be, of 52 of the investment companies in the Franklin/ Templeton Group, and a Director of Fund American Enterprises Holdings, Inc., MCI Communications Corporation, MedImmune, Inc., Source One Mortgage Services Corp. (a subsidiary of Fund American), Shoppers Express, Inc. and Spacehab, Inc. Mr. Macklin is a member of the Audit and Compensation Committees.

    ROBERT T. MARTO; AGE 52; DIRECTOR, WHITE RIVER CORPORATION. Mr. Marto has served as a Director of the Company since 1994. He served as President and Chief Executive Officer of White River Corporation from 1993 through December 22, 1997. His resignation was required under the terms of the proposed Harvard transaction. From 1990 to 1993, he was President of Fund American Enterprises, Inc. (a subsidiary of Fund American), and an Executive Vice President and Chief Financial Officer of Fund American. From 1977 to 1989, he held executive officer positions with Fireman's Fund Corporation and Fireman's Fund Life Insurance Company. Mr. Marto is also a director of Vicorp Restaurants, Inc., White River Corporation and Zurich Reinsurance Centre, Inc. Mr. Marto is Chairman of the Audit Committee and a member of the Compensation Committee.

    DAVID M. PHILLIPS; AGE 59; CHAIRMAN AND CHIEF EXECUTIVE OFFICER, CCC INFORMATION SERVICES GROUP INC. Mr. Phillips has served as Chairman and Chief Executive Officer since founding the Company in 1983.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Prior to joining the Company, Mr. Phillips served in a number of capacities at Citicorp including Senior Vice President from 1975 to 1982. During his tenure he was controller of an operating group, and he was responsible for the Latin American Consumer Businesses that included banks, life insurance companies, finance companies and credit cards. Mr. Phillips previously served as Director of Special Markets and Division Controller at Polaroid Corporation.

    MICHAEL R. STANFIELD; AGE 47; MANAGING DIRECTOR, LOEB PARTNERS CORPORATION. Mr. Stanfield has served as a Director of the Company since 1995. He has been Managing Director of Loeb Partners Corporation since 1993. From 1990 to 1993, Mr. Stanfield was self-employed as an independent consultant. Mr. Stanfield is also a Director of BWIA International Airways Limited, and is a Director and CEO of CreditCom Services LLC. Mr. Stanfield is a member of the Audit and Compensation Committees.

    BOARD COMMITTEES: The Board of Directors has standing Audit and Compensation Committees.

    The Audit Committee is comprised entirely of non-employee directors ("Eligible Directors"), specifically Messrs. Byrne, Davis, Kempner, Macklin, Marto and Stanfield. The committee approves the appointment of the independent auditors and reviews and approves the scope of the audit, the financial statements, the independent auditors' letter of comments, if any, and management's responses thereto, and the fees charged for audit and tax services and any special assignments. The Committee appointed Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1997. Mr. Marto is Chairman of the Audit Committee

    COMPENSATION COMMITTEE: The Compensation Committee is comprised entirely of "Eligible Directors", specifically Messrs. Byrne, Davis, Kempner, Macklin, Marto and Stanfield. The committee establishes the compensation programs for officers of the Company and reviews overall compensation and benefit programs of the Company. The committee also administers and selects participants for the Employee Stock Option Plan. Mr. Kempner is Chairman of the Compensation Committee.

EXECUTIVE OFFICERS

    Information concerning the executive officers of the Company follows:

    DAVID M. PHILLIPS CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Phillips founded the Company in 1983. Please refer to the biographical information contained in the Section entitled Board of Directors.

    J. LAURENCE COSTIN, JR. VICE CHAIRMAN. Mr. Costin joined the Company in February 1983 as Executive Vice President responsible for the Company's sales and client field service organization. He currently serves as Vice Chairman, a position he has held since May 1983. Prior to joining the Company, Mr. Costin was Senior Vice President and General Manager for the Midwest region of Seligman & Latz, Inc., a Fortune 500 company which managed department store concessions.

    GITHESH RAMAMURTHY PRESIDENT, CHIEF OPERATING OFFICER AND CHIEF TECHNOLOGY OFFICER. Mr. Ramamurthy joined the Company in July 1992 as Executive Vice President-Product Engineering and Chief Technology Officer. In January 1996, he assumed the position of President-Insurance Division while retaining the position of Chief Technology Officer and in July 1997, he became President and Chief Operating Officer. Prior to joining the Company, Mr. Ramamurthy was a founding member of Sales Technologies, Inc., a field sales automation software company where he directed product development activities. Sales Technologies customers included a long list of Fortune 100 clients in the United States and Europe before it was acquired by Dun & Bradstreet in 1989.

    JOHN BUCKNER PRESIDENT, AUTOMOTIVE SERVICES. Mr. Buckner joined the Company in January 1994 as Senior Vice President-AutoBody Division. Mr. Buckner was promoted to Executive Vice President-Sales

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

and Services Division in 1995 and currently serves as President-Automotive Services Division. Prior to joining the Company, Mr. Buckner was Vice President and General Manager of U.S. Automotive Operations at Sun Electric Corporation. Previously, Mr. Buckner held a variety of senior sales and new market development positions at Reynolds & Reynolds.

    BLAINE R. ORNBURG PRESIDENT, OUTSOURCING DIVISION. Mr. Ornburg joined the Company in May 1995 as Executive Vice President-New Market Development. In January 1996, he assumed the additional responsibilities of Acting Chief Financial Officer, a position he held until June, 1996. In July 1997, he assumed the position of President of the Company's Outsourcing Division. Prior to joining the Company, Mr. Ornburg served as Senior Vice President of First Data Corporation. Mr. Ornburg joined First Data Corporation upon its purchase of Anasazi, Inc., a software and networking company Mr. Ornburg founded in 1987. Previously, Mr. Ornburg was Vice President-Point of Transaction Systems for Visa International.

    RICHARD J. RADI EXECUTIVE VICE PRESIDENT, INSURANCE DIVISION. Mr. Radi joined the Company in December 1997 as Executive Vice President, Insurance Division. Prior to joining the Company, from 1993 through 1997, he was Vice President, Worldwide Sales for D-Vision Systems, Inc., a multi-media software developer. From 1981 to 1993 he held various sales and sales management positions with IBM Corporation.

    LEONARD L. CIARROCCHI EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER. Mr. Ciarrocchi joined the Company in June 1996 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Ciarrocchi was Vice President and Treasurer of White River Corporation from 1993 to 1996 and Manager of Finance of Fund American Enterprises, Inc. from 1991 to 1993. Mr. Ciarrocchi was Manager of Finance for Fireman's Fund Corporation from 1989 to 1991.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

PROCEDURES FOR NOMINATING DIRECTORS

    Seven directors are to be elected at the Company's Annual Meeting to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified. David M. Phillips (Chairman and Chief Executive Officer of the Company), Loeb Investors Co. XV, Loeb Investors Co. XIII and Loeb Investors Co. 108, of which Thomas L. Kempner (a director of the Company) is an affiliate (collectively, the "Management Stockholders"), White River Ventures and the Company have entered into a Stockholders Agreement dated June 16, 1994, pursuant to which the Management Stockholders and White River Ventures have agreed to certain provisions regarding the corporate governance of the Company, including the nomination and election of directors. The Stockholder Agreement sets forth the following condition regarding the nomination and election of directors: The Management Stockholders and White River Ventures shall take all actions necessary to cause the nomination and election to the board of directors of (i) a number of persons (which shall not be less than two) designated by White River Ventures which the board of directors determines to be appropriate taking into account the aggregate voting power and economic interest of White River Ventures and its affiliates in

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

the Company, and (ii) three persons designated by a majority of shares of Common Stock held by the Management Stockholders. The number of directors shall be seven while the Stockholders Agreement is in effect. The Stockholders Agreement terminates upon the first to occur of (i) the written agreement of the parties,
(ii) the liquidation of dissolution of the Company, (iii) the first day on which there are no shares of Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"), Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock"), or Series E Preferred Stock issued and outstanding, or (iv) June 16, 1999. Directors are elected by a plurality of the votes of the shares of Voting Stock present in person or represented by proxy and entitled to vote at the Annual Meeting. Consequently, any shares not voted (whether by abstention, broker non-vote or votes withheld) will have no effect on the election of directors. If any nominee for election as director is unable to serve, the persons designated by Management Stockholders and Whiter River may vote for another person in accordance with their judgment.

    White River Ventures has designated Messrs. Byrne, Davis, Macklin and Marto as nominees for positions on the Board of Directors.

    The Management Stockholders have designated Messrs. Kempner, Phillips and Stanfield as nominees for positions on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors not employed by the Company, its parent (White River Ventures), subsidiaries or affiliates were paid a fee of $5,450 for each Board meeting attended during fiscal 1997.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table summarizes the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 1997, and for the Company's previous two fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                COMPENSATION AWARDS
                                                                          -------------------------------
                                                   ANNUAL COMPENSATION
                                                  ----------------------           (E)              (F)
                                                                            RESTRICTED       SECURITIES             (G)
(A)                                    (B)        (C)         (D)              STOCK         UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)  BONUS ($)     AWARDS ($)     OPTIONS (#)(1)  COMPENSATION
-------------------------------------  ---------  ----------  ----------  ---------------  --------------  -------------
David M. Phillips ...................       1997  $  525,000  $  162,475        --               70,000         --
  Chairman, and Chief                       1996  $  448,008  $  100,000        --               --             --
  Executive Officer                         1995  $  448,008      --            --               --             --
J. Laurence Costin, Jr. .............
  Vice Chairman                             1997  $  289,284  $   46,690        --               --             --
                                            1996  $  272,016  $   80,000        --               --             --
                                            1995  $  259,031  $   75,000        --               --             --
Githesh Ramamurthy ..................
  President, Chief Operating                1997  $  302,515  $   86,083        --               --             --
  Officer and Chief Technology              1996  $  260,751  $   52,219        --              120,000         --
  Officer                                   1995  $  208,340      --            --              133,600         --

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                                                                     LONG TERM
                                                                                COMPENSATION AWARDS
                                                                          -------------------------------
                                                   ANNUAL COMPENSATION
                                                  ----------------------           (E)              (F)
                                                                            RESTRICTED       SECURITIES             (G)
(A)                                    (B)        (C)         (D)              STOCK         UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)  BONUS ($)     AWARDS ($)     OPTIONS (#)(1)  COMPENSATION
-------------------------------------  ---------  ----------  ----------  ---------------  --------------  -------------
John Buckner ........................       1997  $  253,754  $   83,415        --               --             --
  President-- Automotive                    1996  $  213,132  $   39,791        --               50,000         --
  Service Division                          1995  $  188,340  $   51,625        --              104,000         --
Blaine R. Ornburg ...................       1997  $  210,009  $   67,093        --               --             --
  President-- Outsourcing                   1996  $  192,508  $   40,700        --               50,000         --
  Division                                  1995  $  131,046      --            --               80,000     $ 50,000(2)

------------------------

(1) Represents the number of shares of Common Stock issuable upon exercise of options granted pursuant to the Stock Option Plan.

(2) Compensation relating to relocation expenses.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

1997 STOCK OPTION GRANTS TO EXECUTIVES

    The following table shows information with respect to grants of options to the Chief Executive Officer and the other named executives in 1997. As required by the Securities and Exchange Commission (the "SEC"), the calculation of potential realizable values shown for such awards is based on assumed annualized rates of stock price appreciation of 5% and 10% over the full ten-year term of the options.

                                                                             INDIVIDUAL GRANTS
                                     ------------------------------------------------------------  POTENTIAL REALIZABLE VALUE
                                        NUMBER OF           % OF                                   AT ASSUMED ANNUAL RATES OF
                                       SECURITIES       TOTAL OPTIONS     EXERCISE                  STOCK PRICE APPRECIATION
                                       UNDERLYING        GRANTED TO         PRICE                     FOR OPTION TERM (4)
                                     OPTIONS GRANTED    EMPLOYEES IN      ($/SHARE)   EXPIRATION   --------------------------
NAME                                     (#) (1)       FISCAL YEAR (2)       (3)         DATE         5%($)         10%($)
-----------------------------------  ---------------  -----------------  -----------  -----------  ------------  ------------
David M. Phillips..................        70,000               27%       $   18.50     04/15/02   $  1,652,785  $  2,085,610

J. Laurence Costin, Jr.                    --                --              --           --            --            --

Githesh Ramamurthy.................        --                --              --           --            --            --

John Buckner.......................        --                --              --           --            --            --

Blaine R. Ornburg..................        --                --              --           --            --            --

------------------------

(1) The options granted in 1997 are exercisable 25% on the first anniversary from the date of grant and 25% on each anniversary date of the grant for years two, three and four.

(2) The Company granted options representing 337,500 shares to employees in 1997. The Company also has outstanding 120,000 shares granted in 1997 to non employee consultants and business partners.

(3) Option exercise price is determined as the close price on the date of grant.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (5 years) and is calculated by assuming that the price on the date of grant as determined by the Board of Directors appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate of projection of the future Common Stock price.

AGGREGATED OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

    This table sets forth information regarding exercise of options during 1997 by the Chief Executive Officer and the other named executives. The "value realized" is based on the market price on the date of

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

exercise, while the "value of unexercised in-the-money options at December 31, 1997" is based on the market price on that date.

                                       AGGREGATED OPTION EXERCISES IN 1997 AND DECEMBER 31, 1997 OPTION VALUES
                                  ----------------------------------------------------------------------------------
                                                                                            VALUE OF UNEXERCISED,
                                                                NUMBER OF SECURITIES            IN-THE-MONEY
                                    SHARES                     UNDERLYING UNEXERCISED            OPTIONS AT
                                  ACQUIRED ON                  OPTIONS AT 12/31/97(#)          12/31/97($) (1)
                                   EXERCISE       VALUE      --------------------------  ---------------------------
NAME                                  (#)      REALIZED($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------------  -----------  ------------  -----------  -------------  ------------  -------------
David M. Phillips...............      --            --           --             70,000        --        $    87,500
J. Laurence Costin, Jr..........      15,600   $    259,272     136,160        --        $  2,501,259       --
Githesh Ramamurthy..............     173,600   $  2,723,749     128,160        125,440   $  1,758,600   $ 1,514,400
John Buckner....................      --            --           95,200         74,800   $  1,429,184   $   997,316
Blaine R. Ornburg...............      --            --           68,000         62,000   $  1,035,000   $   832,500

------------------------

(1) Value of unexercised, in-the-money options based on a fair market value of Company Common Stock of $19.75 per share as of December 31, 1997.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with each of Mr. Buckner, Mr. Ramamurthy, Mr. Ornburg, Mr. Ciarrocchi and Mr. Costin. Mr. Buckner's employment agreement provides for an initial annual salary of $250,000 plus bonus, and terminates April 30, 2001. Mr. Ramamurthy's employment agreement provides for an initial annual salary of $275,000 plus bonus, and terminates June 30, 2001. Mr. Ornburg's employment agreement provides for an initial annual salary of $200,000 plus bonus, and terminates June 30, 2001. Mr. Ciarrocchi's employment agreement provides for an initial annual salary of $200,000 plus bonus, and terminates June 30, 2001. Mr. Costin's employment agreement provides for an initial annual salary of $230,000 plus bonus, and terminates April 30, 1999. Messrs. Buckner's, Ramamurthy's, Ciarrocchi's and Ornburg's employment agreements each contain a non-compete and a change of control provision.

REPORT OF THE COMPENSATION COMMITTEE

    In compliance with the terms of the Stockholder Agreement described above (See "Procedures for Nominating Directors") the Management Stockholders and White River Ventures have agreed to the creation of a Compensation Committee, which shall be responsible (i) for establishing guidelines with respect to all compensation matters involving the Company and its Subsidiaries and (ii) authorizing all compensation arrangements between the Company and its Subsidiaries and their respective directors, officers, employees and consultants involving the payment by the Company or any of its Subsidiaries to any of such individuals of Base Salary equal to or greater than $125,000. The Compensation Committee shall consist of members of the Board of Directors who are not officers or employees of the Company or any of its Subsidiaries.

    The Compensation Committee of the Board of Directors ("Committee") establishes the general compensation policies of the Company and establishes the specific compensation plans, performance goals and compensation levels for executive officers. The Committee also administers and selects participants for the current Employee Stock Option Plan. The Committee is composed of six independent, non-employee directors who have no interlocking relationships.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

COMPENSATION POLICIES

    The principal objective of the Committee's approach to executive compensation is to align such compensation with stockholder value. The Committee seeks to accomplish this objective by setting base salaries below the median for similar positions at comparable companies, while linking the two remaining variable components of cash compensation (annual bonus and long term performance cash award) to aggressive performance factors which enhance stockholder value. Stock options are used as a vehicle to further align long-term executive performance with stockholder value. In this way, above-average total compensation is achieved only for outstanding Company performance.

COMPENSATION COMPONENTS

    BASE SALARY. Base salary levels for the named Executive Officers are determined by the Committee on the basis of what, in its discretion, it deems to be appropriate pay for the responsibilities consistent with the policies stated above.

    ANNUAL BONUS. The CEO's annual cash bonus is discussed below under "1997 Chief Executive Officer Compensation Actions."

    The annual cash bonus for executives other than the CEO is determined based on several factors (i) the most significant factor is actual earnings per share
(EPS); (ii) company wide revenue goals; and (iii) achievement of specified, measurable objectives related to the executive's area of responsibilities.

    EMPLOYEE STOCK OPTIONS. Employee stock options are an important component of the compensation package for executives because they directly focus management's attention on the interests of stockholders. The Committee makes periodic grants of stock options to executive officers and other key employees to foster a commitment to increasing long-term stockholder value.

    During 1997, the Committee granted a total of 337,500 options to selected employees of which 70,000 options were granted to Company executives. The Company's grants of options are always at no less than fair market value on the date of grant.

1997 CHIEF EXECUTIVE OFFICER COMPENSATION ACTIONS

    The CEO's annual base salary for fiscal year 1997 was $525,000 an increase from his previous salary of $448,008 which had been his annual base salary since 1989.

    The CEO's annual bonus is principally based on company performance targets established annually by the Committee. Specifically, the factors considered include actual earnings per share, company wide revenue goals and to a lesser extent, the achievement of specified, measurable objectives. The Company achieved its targeted earnings per share and a significant portion of its targeted revenue goal. To date, the Committee has not determined the resulting bonus for this 1997 performance. This amount will be included in the proxy when filed.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

    The Committee believes that its compensation programs have been structured in a manner to preserve full deductibility to the Company of executive compensation for Federal Income Tax purposes.

                                          Thomas L. Kempner, Chairman

                                          Compensation Committee

Committee Members
    John J. Byrne
    Morgan W. Davis
    Gordon S. Macklin
    Robert T. Marto
    Michael R. Stanfield

PERFORMANCE GRAPH

    The information required by this item is hereby incorporated by reference to the Company's Notice of 1998 Meeting of Stockholders and Proxy Statement, which will be filed with the Securities and Exchange Commission and provided to shareholders on or about April 15, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding persons known to the Company (based on information filed with the Securities and Exchange Commission) to be the beneficial owners of more than five percent of any class of the Company's voting securities as of March 6, 1998:

                                                                                   AMOUNT AND
                                                                                    NATURE OF
                                                       NAME AND ADDRESS OF         BENEFICIAL      PERCENT OF
TITLE AND CLASS                                          BENEFICIAL OWNER           OWNERSHIP       CLASS (1)
-----------------------------------------------  --------------------------------  -----------  -----------------
Common Stock...................................  Loeb Entities (2)(4)               3,457,315   14.0

Common Stock...................................  White River Ventures (3)(4)        8,584,564   34.7

Preferred Stock-Series E.......................  White River Ventures (3)(4)              500   100

------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to the securities.

(2) Includes Loeb Investors Co. XIII, Loeb Investors Co. XV and Loeb Investors Co. 108. The address of the Loeb Entities is 61 Broadway, 24th Floor, New York, New York 10006.

(3) The address of White River Ventures is Two Gannett Drive, Suite 200, White Plains, New York 10604. Loeb Entities, White River Ventures and David M. Phillips have entered into a Stockholders Agreement which provides for certain voting rights. Please refer to the section above entitled "Voting" for a description of certain of these rights.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
    The following table sets forth information regarding ownership of the Company's Common Stock as of March 6, 1998 by Directors, by each of the named Executive Officers and by all Executive Officers and Directors as a group:

                                                                                    AMOUNT AND NATURE
                                                                                      OF BENEFICIAL      PERCENT OF
TITLE AND CLASS                                  NAME OF BENEFICIAL OWNER               OWNERSHIP         CLASS (1)
----------------------------------------  ---------------------------------------  -------------------  -------------
Common Stock............................  David M. Phillips(2)                              927,760             3.7

Common Stock............................  J. Laurence Costin(3)                             209,865           *

Common Stock............................  Githesh Ramamurthy(4)                             361,760             1.5

Common Stock............................  John Buckner(5)                                   110,320           *

Common Stock............................  Blaine R. Ornburg(6)                              112,000           *

Common Stock............................  John J. Byrne                                    --                --

Common Stock............................  Morgan W. Davis                                     3,000           *

Common Stock............................  Thomas L. Kempner(7)                            3,724,674         15.0

Common Stock............................  Gordon S. Macklin (8)(10)                       8,584,564         34.7

Common Stock............................  Robert T. Marto (9)(10)                         8,584,564         34.7

Common Stock............................  Michael R. Stanfield                             --                --

Common Stock............................  All directors and executive officers as        14,033,943         56.7
                                          a group (11 persons)

------------------------

*   Less than one percent of the outstanding Common Stock

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

 (2) Includes 400,000 shares of Common Stock held by Ruth Ann Phillips, Mr. Phillips' wife. Mr. Phillips disclaims beneficial ownership of the shares held by Ruth Ann Phillips, except to the extent of his pecuniary interests therein.

 (3) Includes 136,160 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998.

 (4) Includes 128,160 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998.

 (5) Includes 97,600 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998.

 (6) Includes 84,000 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998. Includes 24,000 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998.

 (7) Includes 3,457,315 shares of Common Stock held by the Loeb Entities. Mr. Kempner is the managing general partner or the general partner of the general partner of each of the Loeb Entities. Mr. Kempner disclaims beneficial ownership of the shares held by the Loeb Entities, except to the extent of his pecuniary interests therein. Also includes 200,000 shares of Common Stock and 67,360

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
     shares of common stock issuable upon exercise of outstanding options which are exercisable within 60 days of March 6, 1998.

 (8) Includes 8,584,564 shares of Common Stock held by White River, Mr. Macklin is Chairman of the Board of Directors of White River and disclaims beneficial ownership of the shares held by White River, except to the extent of his pecuniary interests therein.

 (9) Includes 8,584,564 shares of Common Stock held by White River. Mr. Marto is President and Chief Executive Officer of White River and disclaims beneficial ownership of the shares held by White River, except to the extent of his pecuniary interests therein.

 (10) White River Ventures also owns 630 shares of Series C Preferred Stock, which is 100% of the outstanding shares of such class, 3,601 shares of Series D Preferred Stock, which is 95% of the outstanding shares of such class, and 500 shares of Series E Preferred Stock, which is 100% of the outstanding shares of such class. Mr. Macklin and Mr. Marto disclaim beneficial ownership of the shares held by White River Ventures, except to the extent of their pecuniary interests therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to Company's Notice of 1998 Meeting of Stockholders and Proxy Statement, which will be filed with the Securities and Exchange Commission and provided to shareholders on or about April 15, 1998.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                                   PAGE(S)
                                                                                  ---------
Report of Independent Accountants...............................................     33
Consolidated Financial Statements:
  Consolidated Statement of Operations..........................................     34
  Consolidated Balance Sheet....................................................     35
  Consolidated Statement of Cash Flow...........................................     36
  Consolidated Statement of Stockholders' Equity (Deficit)......................     37
  Notes to Consolidated Financial Statements....................................    38-51

        2.  Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..................     52

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        3.  Exhibits

Index to Exhibits...............................................     53

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by CCC Information Services Group Inc. during 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1 and (a)2 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. (a subsidiary of White River Ventures, Inc.) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
January 21, 1998
except as to Note 15,
which is as of February 10, 1998
Chicago, Illinois

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  159,106  $  130,977  $  115,519
Expenses:
  Production and customer support............................................      35,657      31,828      32,261
  Commissions, royalties and licenses........................................      18,939      14,009      11,720
  Selling, general and administrative........................................      50,914      40,653      36,279
  Depreciation and amortization..............................................       7,688       7,330       9,572
  Product development and programming........................................      20,203      17,026      14,865
  Litigation settlement......................................................          --          --       4,500
                                                                               ----------  ----------  ----------
Operating income.............................................................      25,705      20,131       6,322
Interest expense.............................................................        (139)     (2,562)     (5,809)
Other income, net............................................................       1,505         636         482
                                                                               ----------  ----------  ----------
Income from operations before income taxes...................................      27,071      18,205         995
Income tax (provision) benefit...............................................     (11,239)     (2,683)        291
                                                                               ----------  ----------  ----------
Income from operations before extraordinary item.............................      15,832      15,522       1,286
Extraordinary loss on early retirement of debt, net of income taxes..........          --        (678)         --
                                                                               ----------  ----------  ----------
Net income...................................................................      15,832      14,844       1,286
Dividends and accretion on mandatorily redeemable preferred stock............        (365)     (6,694)     (3,003)
                                                                               ----------  ----------  ----------
Net income (loss) applicable to common stock.................................  $   15,467  $    8,150  $   (1,717)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

PER SHARE DATA:

INCOME PER COMMON SHARE--BASIC
  Income (loss) applicable to common stock before extraordinary item.........  $     0.65  $     0.46  $    (0.11)
  Extraordinary loss on early retirement of debt, net of income taxes........          --       (0.03)         --
                                                                               ----------  ----------  ----------
  Net income (loss) applicable to common stock...............................  $     0.65  $     0.43  $    (0.11)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
INCOME PER COMMON SHARE--DILUTED
  Income (loss) applicable to common stock before extraordinary item.........  $     0.62  $     0.43  $    (0.11)
  Extraordinary loss on early retirement of debt, net of income taxes........          --       (0.03)         --
                                                                               ----------  ----------  ----------
Net income (loss) applicable to common stock.................................  $     0.62  $     0.40  $    (0.11)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding
  Basic......................................................................      23,807      19,056      16,300
  Diluted....................................................................      24,959      20,367      16,300

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Cash......................................................................................  $    2,064  $    9,403
Investments in marketable securities......................................................      30,054       9,001
Accounts receivable, net..................................................................      18,302       9,772
Other current assets......................................................................       5,270       3,207
                                                                                            ----------  ----------
  Total current assets....................................................................      55,690      31,383
Equipment and purchased software, net of accumulated depreciation
  of $26,793 and $20,361 at December 31, 1997 and 1996, respectively......................       9,700       8,088
Goodwill, net of accumulated amortization of $10,238 and $8,893
  at December 31, 1997 and 1996, respectively.............................................       9,885      11,230
Deferred income taxes.....................................................................       7,237       6,410
Other assets..............................................................................         982       1,157
                                                                                            ----------  ----------
  Total Assets............................................................................  $   83,494  $   58,268
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                             AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.....................................................  $   18,383  $   15,821
Income taxes payable......................................................................       2,637       1,517
Current portion of long-term debt.........................................................         111         120
Deferred revenues.........................................................................       5,824       5,709
Current portion of contract funding.......................................................          --         123
                                                                                            ----------  ----------
  Total current liabilities...............................................................      26,955      23,290
Long-term debt............................................................................          --         111
Deferred revenues.........................................................................       1,728       1,997
Other liabilities.........................................................................       3,930       3,889
Commitments and contingencies (Note 15)
                                                                                            ----------  ----------
  Total liabilities.......................................................................      32,613      29,287
                                                                                            ----------  ----------
Mandatorily redeemable preferred stock ($1.00 par value,
  100,000 shares authorized, 4,915 shares designated
  and outstanding)........................................................................       5,054       4,688
                                                                                            ----------  ----------
Common stock ($0.10 par value, 30,000,000 shares authorized,
  24,577,910 and 23,472,355 shares issued and outstanding at
  December 31, 1997 and 1996, respectively)...............................................       2,458       2,347
Additional paid-in capital................................................................      90,273      84,223
Accumulated deficit.......................................................................     (46,431)    (61,898)
Treasury stock, at cost ($0.10 par value, 117,618 and 112,505 shares
  in treasury at December 31, 1997 and 1996, respectively)................................        (473)       (379)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................      45,827      24,293
                                                                                            ----------  ----------
    Total Liabilities, Mandatorily Redeemable Preferred Stock
      and Stockholders' Equity............................................................  $   83,494  $   58,268
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Operating Activities:
  Net income.....................................................................  $  15,832  $  14,844  $   1,286
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Extraordinary loss on early retirement of debt, net of income taxes..........         --        678         --
    Depreciation and amortization of equipment and purchased software............      6,307      5,948      8,154
    Amortization of goodwill.....................................................      1,345      1,345      1,346
    Deferred income tax provision (benefit)......................................       (827)    (2,600)     1,659
    Contract funding proceeds....................................................         --         --        149
    Contract funding revenue amortization........................................       (123)    (3,340)   (10,249)
    Other, net...................................................................        111        451        559
    Changes in:
      Accounts receivable, net...................................................     (8,530)       127     (1,272)
      Other current assets.......................................................     (2,063)      (330)       339
      Other assets...............................................................        175        (58)      (149)
      Accounts payable and accrued expenses......................................      2,562     (3,831)     5,194
      Current income taxes.......................................................      5,394      3,371       (961)
      Deferred revenues..........................................................       (154)     2,046      1,312
      Other liabilities..........................................................         41      1,604        356
                                                                                   ---------  ---------  ---------
        Net cash provided by operating activities................................     20,070     20,255      7,723
                                                                                   ---------  ---------  ---------
Investing Activities:
  Purchases of equipment and software............................................     (8,051)    (5,568)    (3,003)
  Purchase of investment securities..............................................    (75,164)    (9,001)        --
  Proceeds from sales of investment securities...................................     54,111         --         --
  Proceeds from sale of discontinued operations, net of expenses.................         --         --        500
  Other, net.....................................................................         21         25         48
                                                                                   ---------  ---------  ---------
        Net cash used for investing activities...................................    (29,083)   (14,544)    (2,455)
                                                                                   ---------  ---------  ---------
Financing Activities:
  Principal payments on long-term debt...........................................       (120)   (46,740)   (11,101)
  Proceeds from issuance of long-term debt.......................................         --     10,750      4,000
  Public offering of common stock, net of underwriters' discounts................         --     73,795         --
  Redemption of preferred stock, including accrued dividends.....................         --    (36,131)        --
  Payment of equity and debt issue costs.........................................         --     (2,053)        --
  Proceeds from exercise of stock options........................................      1,794         --         --
  Other, net.....................................................................         --        176         26
                                                                                   ---------  ---------  ---------
        Net cash provided by (used for) financing activities.....................      1,674       (203)    (7,075)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash..................................................     (7,339)     5,508     (1,807)
Cash:
  Beginning of period............................................................      9,403      3,895      5,702
                                                                                   ---------  ---------  ---------
  End of period..................................................................  $   2,064  $   9,403  $   3,895
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                           OUTSTANDING
                                           COMMON STOCK                                      TREASURY STOCK         TOTAL
                                      ----------------------  ADDITIONAL                 ----------------------  STOCKHOLDERS'
                                       NUMBER OF                PAID-IN    ACCUMULATED    NUMBER OF                 EQUITY
                                        SHARES     PAR VALUE    CAPITAL     (DEFICIT)      SHARES       COST      (DEFICIT)
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1994...................   16,297,200  $   1,630   $  11,655    $  (67,802)     111,920   $    (212)  $  (54,729)
  Preferred stock accretion.........           --         --          --        (1,931)          --          --       (1,931)
  Preferred stock
    dividends accrued...............           --         --          --        (1,072)          --          --       (1,072)
  Stock options exercised...........       19,200          2          24            --           --          --           26
  Net income........................           --         --          --         1,286           --          --        1,286
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1995...................   16,316,400      1,632      11,679       (69,519)     111,920        (212)     (56,420)
  Initial public offering of
    common stock, net of
    underwriters' discounts
    and equity issue costs..........    6,900,000        690      71,434            --           --          --       72,124
  Preferred stock accretion.........           --         --          --        (6,006)          --          --       (6,006)
  Preferred stock
    dividends accrued...............           --         --          --          (688)          --          --         (688)
  Stock options exercised, including
    income tax benefit (*)..........      242,355         24         678            --       14,185        (193)         509
  Treasury stock issuance...........       13,600          1          21            --      (13,600)         26           48
  Investment security distribution..           --         --          --          (530)          --          --         (530)
  Other.............................           --         --         411             1           --          --          412
  Net income........................           --         --          --        14,844           --          --       14,844
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1996...................   23,472,355      2,347      84,223       (61,898)     112,505        (379)      24,293
Preferred stock accretion...........           --         --          --          (365)          --          --         (365)
  Stock options exercised including
    income tax benefit..............    1,105,555        111       6,050            --           --          --        6,161
  Other.............................           --         --          --            --        5,113         (94)         (94)
  Net income........................           --         --          --        15,832           --          --       15,832
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
December 31, 1997                      24,577,910  $   2,458   $  90,273    $  (46,431)     117,618   $    (473)  $   45,827
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------
                                      -----------  ---------  -----------  ------------  -----------  ---------  ------------

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESSES AND ORGANIZATION

    CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC"), is a supplier of automobile claims information and processing, claims management software and communication services. (CCC operates a wholly owned subsidiary in Canada, Certified Collateral Corporation of Canada, Ltd.) The Company's services and products enable automobile insurance company customers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    As of December 31, 1997, White River Ventures, Inc. ("White River") held approximately 35% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including voting rights established through its ownership interest in the Company's Series E Preferred Stock, the Company is a consolidated subsidiary of White River. See
Note 10--Mandatorily Redeemable Preferred Stock and Note 11--Initial Public Offering of Common Stock.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are currently wholly owned.

    REVENUE RECOGNITION

    Revenues are recognized as services are provided. Of total Company revenues in the years 1997, 1996 and 1995, 66%, 69% and 70%, respectively, were attributable to revenues from insurance companies.

    ACCOUNTS RECEIVABLE

    Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer credits and doubtful accounts. As of December 31, 1997 and 1996, $2.7 million, and $1.9 million, respectively, have been applied as a reduction of accounts receivable. Of total accounts receivable, net of reserves, at December 31, 1997 and 1996, $14.3 million and $8.7 million, respectively, were due from insurance companies.

    INTERNAL SOFTWARE DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) development in the period incurred. For the years 1997, 1996 and 1995, research and development costs of approximately $5.5 million, $4.3 million and $3.5 million, respectively, are reflected in the accompanying consolidated statement of operations.

    EQUIPMENT AND PURCHASED SOFTWARE

    Equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is provided on a straight-line basis over estimated useful lives ranging from 2 to 15 years.

    Purchased software to be marketed is stated at cost and amortized in proportion to anticipated future revenues or on a straight-line basis over the estimated economic life of the purchased software, whichever provides the greater rate of amortization. In 1997, 1996 and 1995, amortization of purchased software to be marketed was $0.2 million, $0.7 million and $2.6 million, respectively.

    GOODWILL

    The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods of 7 or 20 years. Goodwill is periodically reviewed to determine recoverability by comparing its carrying value to expected undiscounted future cash flows.

    DEBT ISSUE COSTS

    As of December 31, 1997 and 1996, deferred debt issue costs, net of accumulated amortization, of $0.3 million and $0.4 million, respectively, were included in other assets.

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

    PER SHARE INFORMATION

    Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 13--Earnings Per Share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 1997, the carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PERVASIVENESS OF ESTIMATES

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

NOTE 3--NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company directly charges accumulated deficit for preferred stock accretion and preferred stock dividends accrued. During 1997, 1996 and 1995, these amounts totaled $0.4 million, $6.7 million and $3.0 million, respectively.

    In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of stock options exercised. During 1997 and 1996, these amounts totaled $4.3 million and $0.3 million, respectively.

    In addition to amounts reported as purchases of equipment in the consolidated statement of cash flows, the Company has directly financed certain noncash capital expenditures. During 1996 and 1995, these noncash capital expenditures totaled $1.3 million and $0.9 million, respectively. These were no noncash capital expenditures in 1997.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--INCOME TAXES

    Income taxes applicable to continuing operations consisted of the following (provision) benefit:

                                                                  1997       1996       1995
                                                               ----------  ---------  ---------
                                                                        (IN THOUSANDS)
Current:
  Federal....................................................  $  (10,008) $  (4,225) $   1,792
  State......................................................      (2,089)    (1,057)       134
  International..............................................          31         (1)        24
                                                               ----------  ---------  ---------
    Total current............................................     (12,066)    (5,283)     1,950
                                                               ----------  ---------  ---------
Deferred:
  Federal....................................................         706      2,098     (1,668)
  State......................................................         121        502          9
                                                               ----------  ---------  ---------
    Total deferred...........................................         827      2,600     (1,659)
                                                               ----------  ---------  ---------
    Total income tax (provision) benefit.....................  $  (11,239) $  (2,683) $     291
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

                                                           1997                     1996                     1995
                                                 ------------------------  -----------------------  -----------------------
                                                                         (IN THOUSANDS, EXCEPT %'S)
Federal income tax (provision) benefit at
  statutory rate...............................  $   (9,475)     (35.0)%   $  (6,190)     (34.0)%   $    (338)     (34.0)%
State and local taxes, net of federal income
  tax effect and before valuation allowances...      (1,279)      (4.8)         (924)      (5.1)           60        6.0
International taxes............................          (5)        --           (21)      (0.1)           12        1.2
Goodwill amortization..........................        (471)      (1.7)         (471)      (2.6)         (494)     (49.6)
Change in valuation allowance..................          (9)        --         4,679       25.7         1,260      126.6
Nondeductible expenses.........................        (218)      (0.8)         (186)      (1.0)         (242)     (24.3)
Other, net.....................................         218        0.8           430        2.4            33        3.3
                                                 ----------      -----     ---------      -----     ---------      -----
  Income tax (provision) benefit...............  $  (11,239)     (41.5)%   $  (2,683)     (14.7)%   $     291       29.2 %
                                                 ----------      -----     ---------      -----     ---------      -----
                                                 ----------      -----     ---------      -----     ---------      -----

    During 1997 and 1996, the Company made income tax payments, net of refunds, of $6.7 million and $1.9 million, respectively. During 1995, the Company received income tax refunds, net of payments, of $1.0 million.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--INCOME TAXES (CONTINUED)
    The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets was as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred income tax assets:
  Deferred revenue.........................................................  $   1,993  $   1,893
  Rent.....................................................................      1,474      1,363
  Depreciation and amortization............................................      1,330        997
  Bad debt expense.........................................................      1,064        759
  Capital loss carryforward................................................        293        284
  Accrued compensation.....................................................        281        247
  Long-term receivable.....................................................        143        145
  Lease termination........................................................         --         48
  Net operating loss carryforward..........................................         --         18
  Other, net...............................................................        952        940
                                                                             ---------  ---------
  Subtotal.................................................................      7,530      6,694
  Valuation allowance......................................................       (293)      (284)
                                                                             ---------  ---------
Total deferred income tax asset............................................  $   7,237  $   6,410
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company had previously established deferred income tax asset valuation allowances because of its history of operating losses and an inability to project future taxable income with certainty. Valuation allowances totaling $4.7 million were released to income in 1996 as a result of the Company's successful recapitalization, through its public offering of common stock, and its demonstrated pattern of profitability. The remaining valuation allowance as of December 31, 1997 pertains to the capital loss carryforward.

    Net operating loss carryforwards totaled $52 thousand as of December 31, 1996. These net operating loss carryforwards expire in 2005.

    Prior to calendar year 1995, the Company's fiscal year-end was April 30. The Internal Revenue Service (IRS) has examined the Company's income tax returns for fiscal years 1992 through 1995. The findings were reported to and accepted by the Joint Committee on Taxation. All Company income tax returns for fiscal years through 1995 are closed to further examination by the IRS. The Company has been notified that the IRS intends to examine the return for the period May 1, 1995 through December 31, 1995.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--OTHER CURRENT ASSETS

    Other current assets consisted of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Prepaid data royalties.....................................................  $   2,578  $   1,195
Prepaid equipment maintenance..............................................        638        614
Prepaid commissions........................................................        730        614
Computer inventory.........................................................        412        210
Prepaid insurance..........................................................        122        170
Other......................................................................        790        404
                                                                             ---------  ---------
  Total....................................................................  $   5,270  $   3,207
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 6--EQUIPMENT AND PURCHASED SOFTWARE

    Equipment and purchased software consisted of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Computer equipment....................................................  $   27,321  $   22,614
Purchased software, licenses and databases............................       4,334       2,858
Furniture and other equipment.........................................       4,255       2,804
Leasehold improvements................................................         583         173
                                                                        ----------  ----------
  Total, gross........................................................      36,493      28,449
Less accumulated depreciation.........................................     (26,793)    (20,361)
                                                                        ----------  ----------
  Total, net..........................................................  $    9,700  $    8,088
                                                                        ----------  ----------
                                                                        ----------  ----------

    Purchased software, licenses and databases includes software of $5.2 million acquired through the acquisition of its former partner's interest in the Joint Venture. As of December 31, 1996, this acquired software had been fully amortized.

    As of December 31, 1997 and 1996, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $2.4 million and $3.6 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $1.0 million in 1998.

    Furniture and other equipment includes equipment under capital leases as follows:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Capital leases...............................................................  $     574  $     574
Less accumulated depreciation................................................       (474)      (357)
                                                                               ---------  ---------
  Total, net.................................................................  $     100  $     217
                                                                               ---------  ---------
                                                                               ---------  ---------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--GOODWILL

    Goodwill consisted of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                LIFE       1997       1996
                                                              ---------  ---------  ---------
                                                                            (IN THOUSANDS)
CCC acquisition (1988)......................................   20years   $  16,458  $  16,458
UCOP acquisition (1994).....................................    7years       3,665      3,665
                                                                         ---------  ---------
  Total, gross..............................................                20,123     20,123
Less accumulated amortization...............................               (10,238)    (8,893)
                                                                         ---------  ---------
  Total, net................................................             $   9,885  $  11,230
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE 8--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accounts payable........................................................  $   6,138  $   5,783
Compensation............................................................      6,492      4,652
Professional fees.......................................................      1,983      1,484
Sales tax...............................................................      1,237      1,283
Commissions.............................................................      1,521      1,162
Health insurance........................................................        323        406
Lease termination.......................................................         --        121
Other, net..............................................................        689        930
                                                                          ---------  ---------
  Total.................................................................  $  18,383  $  15,821
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 9--LONG-TERM DEBT

    In August 1996, CCC negotiated a credit facility with a commercial bank to replace its prior bank credit facility. The credit facility provides CCC with the ability to borrow up to $20 million under a revolving line of credit for general corporate purposes. The Company guarantees CCC's obligations under the credit facility, which is secured by a lien on the Company's common stock interest in CCC and CCC's assets. The interest rate under the bank credit facility is the London Interbank Offering Rate (LIBOR) plus 1.5% or the prime rate in effect from time to time, as selected by CCC. When borrowings are outstanding, interest payments are made monthly. There were no borrowings under the revolving credit facility during 1997. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. The revolving credit facility terminates on October 1, 2001.

    Under the bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

    CCC's prior bank credit facility consisted of a term loan and revolving credit facility. The average interest rate in effect during the year ended December 31, 1996 for the term loan and revolving credit

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--LONG-TERM DEBT (CONTINUED)
facility was 8.7% and 8.7%. The Company made cash interest payments of $0.1 million, $2.6 million and $4.1 million during the year ended December 31, 1997, 1996 and 1995, respectively.

    Long-term debt consisted of the following:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Capital lease obligations....................................................  $     111  $     231
                                                                               ---------  ---------
  Total debt.................................................................        111        231
Due within one year..........................................................       (111)      (120)
                                                                               ---------  ---------
Due after one year...........................................................  $  --      $     111
                                                                               ---------  ---------
                                                                               ---------  ---------

NOTE 10--MANDATORILY REDEEMABLE PREFERRED STOCK

    On June 16, 1994, pursuant to a reorganization and recapitalization, the Company issued: (a) 5,000 shares of its preferred stock, par value $1.00, designated as Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), (b) 34,000 shares of its preferred stock, par value $1.00, designated as Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") and (c) 7,050,840 shares of the Company's Common Stock, par value $0.10, to White River in exchange for the Company's subordinated debt and Series A, B and C warrants acquired from the original subordinated debtholders by White River on April 15, 1994. At the date of exchange, the subordinated debt consisted of a principal balance of $41.7 million and accrued interest of $2.7 million. In recording the exchange, $3.9 million and $25.7 million were assigned to the Series C and Series D Preferred Stock, respectively. The balance of $14.8 million, less certain transaction costs of $2.4 million, was assigned to common stock and credited to paid-in capital.

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

    Subject to the pro-ration provisions described below, the number of votes that each share of Series E Preferred Stock may cast is determined according to a formula, the effect of which is to cause White River and/or it affiliates to have 51% of the votes to be cast on any matter to be voted upon by holders of the Company's common stock, for so long as all of the shares of Series E Preferred Stock are issued, outstanding and held by White River and/or its affiliates. To the extent White River also owns shares of the Company's common stock, such Series E Preferred Stock will only provide an additional voting percentage that, when added together with the vote from White River's shares of Company common stock, will provide White River with a maximum of 51% of the votes. Under the terms of a Stockholders Agreement

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED) among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock.

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

    Through the date of redemption, Preferred Stock dividends have accrued at a rate of 2.75% per annum. Because the Company completed the required redemption of Preferred Stock through the use of proceeds from the company's initial public offering of common stock, Preferred Stock dividends from the date of redemption through June 16, 1998 have been eliminated. See Note 11--Initial Public Offering of Common Stock. Beginning June 17, 1998, Preferred Stock dividends, payable quarterly, accrue at an annual rate of 8%. The Preferred Stock is mandatorily redeemable, at stated value plus accrued dividends, on June 16, 1999. Prior to the mandatory redemption date, under the terms of the Preferred Stock, White River is only required to accept an offer to redeem that is funded through a public offering of the Company's common stock. If White River should decline a good faith offer to redeem all or a portion of the Preferred Stock, the dividend rate on the Preferred Stock subject to the redemption offer shall be reduced from 8% to 1%.

    During the years ended December 31, 1997, 1996 and 1995, the original discount on the Preferred Stock accreted $0.4 million, $6.0 million and $1.9 million, respectively. Dividends of $0.7 million and $1.1 million were accrued during 1996 and 1995.

NOTE 11--INITIAL PUBLIC OFFERING OF COMMON STOCK

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--INITIAL PUBLIC OFFERING OF COMMON STOCK (CONTINUED)
    At December 31, 1997, 630 Shares of Series C Preferred Stock, 3,785 Shares of Series D Preferred Stock and 500 Shares of Series E Preferred Stock are issued and outstanding.

NOTE 12--STOCK OPTION PLAN

    In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan (the "1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors (Committee). Options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. As a result of the Company's June 1994 reorganization and recapitalization, under an agreement with White River, the number of incremental options that may be granted under the 1988 Plan subsequent to June 16, 1994 was limited to 3% of outstanding stock on June 16, 1994 or 488,880 shares. Including these incremental options, 2,956,040 total options were available under the plan to be granted. No additional options can be granted under the 1988 Plan. During 1997, the Company's Board of Directors adopted a new stock option plan that provides for the granting of 675,800 new options to purchase Company common stock. As under the 1988 Plan, options are generally exercisable within five years from the date of grant.

    Option activity during 1997, 1996 and 1995 is summarized below:

                                                      1997                     1996                     1995
                                            ------------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                              SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                            -----------  -----------  ----------  -----------  ----------  -----------
Options Outstanding:
  Beginning of year.......................    2,679,939   $    3.29    2,956,040   $    1.93    2,193,079   $    1.40
  Granted.................................      337,500       16.61      409,280       11.20    1,247,521        2.64
  Exercised (a)...........................   (1,105,555)       1.59     (256,540)       1.43      (19,200)       1.38
  Surrendered or terminated...............      (96,281)       5.12     (428,841)       2.47     (465,360)       1.39
                                            -----------  -----------  ----------       -----   ----------       -----
    End of year...........................    1,815,603   $    6.62    2,679,939   $    3.29    2,956,040   $    1.93
                                            -----------  -----------  ----------       -----   ----------       -----
                                            -----------  -----------  ----------       -----   ----------       -----
Options exercisable at year-end...........      959,605   $    3.51    1,764,774   $    2.11    1,694,999   $    1.60
                                            -----------  -----------  ----------       -----   ----------       -----
                                            -----------  -----------  ----------       -----   ----------       -----
Weighted-average fair value of options
  granted during the year (b).............  $     15.31               $    11.20               $     2.64
                                            -----------               ----------               ----------
                                            -----------               ----------               ----------

------------------------
(a) In 1996, the number of options exercised in the accompanying consolidated statement of stockholders' equity (deficit) is net of shares tendered by employees as payment of the stock exercise price and related income taxes. Shares tendered to the Company, which are held in treasury, totaled 112,505 in 1996.

(b) In 1997, there was an option grant on 70,000 shares for which the stock exercise price exceeded the fair market value of the stock at the grant date.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--STOCK OPTION PLAN (CONTINUED)
    The next table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                  ---------------------------------------------  -----------------------
                                                                                     WEIGHTED                 WEIGHTED
                                                                WEIGHTED AVERAGE      AVERAGE                  AVERAGE
                                                    NUMBER          REMAINING        EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                          OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE    PRICE
------------------------------------------------  -----------  -------------------  -----------  ----------  -----------
$ 1.38 to $ 1.38................................     371,540             2.98        $    1.38      366,740   $    1.38
$ 1.75 to $ 2.88................................     501,549             2.05        $    1.89      300,035   $    1.95
$ 4.38 to $ 4.38................................     252,699             2.95        $    4.38      146,667   $    4.38
$11.20 to $11.20................................     378,315             3.50        $   11.20      144,163   $   11.20
$12.75 to $21.00................................     424,000             4.53        $   16.03           --          --
$21.25 to $21.25................................       7,500             4.75        $   21.25           --          --
                                                  -----------                                    ----------
$ 1.38 to $21.25................................   1,935,603             3.18        $    7.11      959,605   $    3.51
                                                  -----------                                    ----------
                                                  -----------                                    ----------

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 31% for 1997 and 30% for 1996; and a risk-free interest rate of 6.4% for 1997 and 6.5% for 1996. In addition, the Company assumed an expected option life of 4.5 years and no dividend yield in both years.

    The Company applies APB Opinion 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123, the Company's net income applicable to common stock and related per share amounts would have been reduced as indicated below:

                                                                          1997       1996
                                                                        ---------  ---------
                                                                           (IN THOUSANDS,
                                                                               EXCEPT
                                                                          PER SHARE DATA)
Net income applicable to common stock:
  As reported.........................................................  $  15,467  $   8,150
  Pro forma...........................................................  $  15,026  $   7,864
Per share net income applicable to common stock assuming dilution:
  As reported.........................................................  $    0.62  $    0.40
  Pro forma...........................................................  $    0.60  $    0.39

    The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1997, 1996 and 1995 due to the four-year vesting period associated with the fixed stock option awards. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 13--EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in the fourth quarter of 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share, including the restatement of prior periods. A summary of the calculation of basic and diluted

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--EARNINGS PER SHARE (CONTINUED)
earnings per share for the years ended December 31, 1997, 1996 and 1995, is presented below (in thousands, except per share data):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Income before extraordinary item.................................................  $  15,832  $  15,522  $   1,286
Less: Dividends and accretion on mandatorily redeemable
 preferred stock.................................................................       (365)    (6,694)    (3,003)
                                                                                   ---------  ---------  ---------
Income (loss) applicable to common stock.........................................  $  15,467  $   8,828  $  (1,717)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average common shares...................................................     23,807     19,056     16,300
                                                                                   ---------  ---------  ---------
Basic earnings per common share..................................................  $    0.65  $    0.46  $   (0.11)
Effect of common stock options...................................................      1,152      1,311         --
                                                                                   ---------  ---------  ---------
Weighted average diluted shares..................................................     24,959     20,367     16,300
                                                                                   ---------  ---------  ---------
Diluted earnings per common share................................................  $    0.62  $    0.43  $   (0.11)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Options to purchase 70,528 shares of common stock at prices ranging from $18.25 to $21.25 per share were outstanding during 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire in 2002, were still outstanding at the end of 1997.

NOTE 14--COMMITMENTS AND CONTINGENCIES

    The Company leases facilities, computers, telecommunications and office equipment under the terms of noncancelable operating lease agreements which expire at various dates through 2008. As of December 31, 1997, future minimum cash lease payments were as follows:

                                                                                (IN THOUSANDS)
1998..........................................................................    $    3,928
1999..........................................................................         4,339
2000..........................................................................         2,955
2001..........................................................................         2,042
2002..........................................................................         2,085
Thereafter....................................................................        14,405
                                                                                     -------
  Total.......................................................................    $   29,754
                                                                                     -------
                                                                                     -------

    During 1997, 1996 and 1995, operating lease expense was $3.5 million, $3.2 million and $2.9 million, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--SUBSEQUENT EVENTS

    On February 10, 1998, the Company signed an agreement with InsurQuote Systems, Inc. ("InsurQuote") and invested $20 million to acquire 19.9% of the InsurQuote common stock, an $8.9 million subordinated note, warrants, and shares of Series C redeemable convertible preferred stock, and Series D convertible preferred stock. The warrants provide the right to acquire additional shares of common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company.

    InsurQuote is a provider of insurance rating information and the software tools used to manage that information. Its range of products is primarily focused towards insurance companies, insurance agents, and the related consumer market.

    Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred shares.

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

NOTE 17--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 1997 and 1996. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED) (CONTINUED)

                                                           1997                                        1996
                                        ------------------------------------------  ------------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues..............................  $  36,777  $  38,289  $  40,457  $  43,583  $  31,369  $  31,956  $  32,602  $  35,050
Expenses:
  Operating expenses..................     31,090     31,913     33,938     36,460     27,031     26,241     27,235     30,339
Operating income......................      5,687      6,376      6,519      7,123      4,338      5,715      5,367      4,711
Interest expense......................        (37)       (35)       (34)       (33)    (1,032)      (950)      (526)       (54)
Other income, net.....................        279        350        431        445         53        240        169        174
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations before income
  taxes...............................      5,929      6,691      6,916      7,535      3,359      5,005      5,010      4,831
Income tax provision..................     (2,510)    (2,804)    (2,908)    (3,017)      (775)      (898)      (292)      (718)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations before
  extraordinary item..................      3,419      3,887      4,008      4,518      2,584      4,107      4,718      4,113
Extraordinary loss on early retirement
  of debt, net of income taxes........         --         --         --         --         --         --       (678)        --
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income............................      3,419      3,887      4,008      4,518      2,584      4,107      4,040      4,113
Dividends and accretions on
  mandatorily redeemable preferred
  stock...............................        (88)       (90)       (93)       (94)      (793)      (811)    (5,003)       (87)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock...............................  $   3,331  $   3,797  $   3,915  $   4,424  $   1,791  $   3,296  $    (963) $   4,026
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

PER SHARE DATA:
INCOME PER COMMON SHARE--BASIC
  Income (loss) applicable to common
    stock before extraordinary item...  $    0.14  $    0.16  $    0.16  $    0.18  $    0.11  $    0.20  $   (0.02) $    0.17
  Extraordinary loss on early
    retirement of debt, net of income
    taxes.............................         --         --         --         --         --         --      (0.03)        --
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock...............................  $    0.14  $    0.16  $    0.16  $    0.18  $    0.11  $    0.20  $   (0.05) $    0.17
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

INCOME PER COMMON SHARE--DILUTED
  Income (loss) applicable to common
    stock before extraordinary item...  $    0.13  $    0.15  $    0.16  $    0.18  $    0.10  $    0.19  $   (0.02) $    0.16
  Extraordinary loss on early
    retirement of debt, net of income
    taxes.............................         --         --         --         --         --         --      (0.03)        --
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss) applicable to
    common stock......................  $    0.13  $    0.15  $    0.16  $    0.18  $    0.10  $    0.19  $   (0.05) $    0.16
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic...............................     23,511     23,661     23,853     24,194     16,322     16,450     19,963     23,428
  Diluted.............................     24,802     24,848     24,997     25,182     17,618     17,757     19,963     24,765

                      CCC INFORMATION SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO    CHARGED TO                  BALANCE AT
                                                     BEGINNING    COSTS AND       OTHER       ADDITIONS/     END OF
DESCRIPTION                                          OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS     PERIOD
--------------------------------------------------  -----------  -----------  -------------  ------------  -----------
1995 Allowance for Doubtful Accounts..............         943        2,257           --        (1,735)(a)      1,465
1996 Allowance for Doubtful Accounts..............       1,465        3,781           --        (3,300)(a)      1,946
1997 Allowance for Doubtful Accounts..............       1,946        3,472           --        (2,755)(a)      2,663
1995 Deferred Income Tax Valuation Allowance......       6,223           --           --        (1,260)(b)      4,963
1996 Deferred Income Tax Valuation Allowance......       4,963           --           --        (4,679)(b)        284
1997 Deferred Income Tax Valuation Allowance......         284                                       9            293

------------------------

(a) Accounts receivable write-offs, net of recoveries.

(b) Reversal of deferred tax valuation allowances.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

      3.1  Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (filed with the Commission (file No.
             000-28600) on March 14, 1997, (the "Annual Report"), and hereby incorporated by reference)

      3.2  Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Annual Report and hereby incorporated by reference)

      4.2  Stockholders' Agreement (incorporated herein by reference to Exhibit 4.2 of the
             Company's Registration Statement on Form S-1, Commission File Number 333-07287)

     10.1  Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to
             Exhibit 10.1 to the Annual Report)

     10.2  Motor Crash Estimating Guide Data License (incorporated herein by reference to
             Exhibit 10.2 of the Company's Registration Statement on Form S-1, Commission File
             Number 333-07287)

     10.3  Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's
             Registration Agreement on Form S-8, Commission File Number 333-15207 filed October
             31, 1996)

     10.4  1997 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 of the
             Company's Registration Agreement on Form S-8, Commission File Number 333-26001
             filed April 27, 1997)

     10.5  401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Agreement on Form S-8,
             Commission Number 333-32139 filed July 25, 1997)

     11    Statement Re: Computation of Per Share Earnings

     21    List of Subsidiaries

     23    Consent of Price Waterhouse LLP

     27.1  Financial Data Schedule for year end 12/31/97

     27.2  Financial Data Schedule Restated for 9 months ended 9/30/97

     27.3  Financial Data Schedule Restated for 6 months ended 6/30/97

     27.4  Financial Data Schedule Restated for 3 months ended 3/31/97

     27.5  Financial Data Schedule Restated for year end 12/31/96

     27.6  Financial Data Schedule Restated for 9 months ended 9/30/96

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1998                        CCC Information Services Group Inc.

By:        /s/ DAVID M. PHILLIPS
           ------------------------------------
Name:      David M. Phillips
Title:     Chairman and Chief Executive Officer

By:        /s/ LEONARD L. CIARROCCHI
           ------------------------------------
Name:      Leonard L. Ciarrocchi
Title:     Executive Vice President and Chief
           Financial Officer

By:        /s/ MICHAEL P. DEVEREUX
           ------------------------------------
Name:      Michael P. Devereux
Title:     Vice President, Controller and Chief
           Accounting Officer

By:        /s/ JOHN J. BYRNE
           ------------------------------------
Name:      John J. Byrne
Title:     Director

By:        /s/ MORGAN W. DAVIS
           ------------------------------------
Name:      Morgan W. Davis
Title:     Director

By:        /s/ THOMAS L. KEMPNER
           ------------------------------------
Name:      Thomas L. Kempner
Title:     Director

By:        /s/ GORDON S. MACKLIN
           ------------------------------------
Name:      Gordon S. Macklin
Title:     Director

By:        /s/ ROBERT T. MARTO
           ------------------------------------
Name:      Robert T. Marto
Title:     Director

By:        /s/ MICHAEL R. STANFIELD
           ------------------------------------
Name:      Michael R. Stanfield
Title:     Director

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

DIRECTORS                                      John J. Byrne
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 Fund American Enterprise Holdings, Inc.

                                               Morgan W. Davis
                                                 President and Chief Executive Officer
                                                 White Mountain Insurance Company

                                               Thomas L. Kempner
                                                 Chairman and Chief Executive Officer
                                                 Loeb Partners Corporation

                                               Gordon S. Macklin
                                                 Chairman, President and Chief Executive
                                                 Officer
                                                 White River Corporation

                                               Robert T. Marto
                                                 Director
                                                 White River Corporation

                                               David M. Phillips
                                                 Chairman, President and
                                                 Chief Executive Officer

                                               Michael R. Stanfield
                                                 Managing Director
                                                 Loeb Partners Corporation

EXECUTIVE OFFICERS                             David M. Phillips
                                                 Chairman and
                                                 Chief Executive Officer

                                               J. Laurence Costin Jr.
                                                 Vice Chairman

                                               Githesh Ramamurthy
                                                 President, Chief Operating Officer and
                                                 Chief Technology Officer

                                               John Buckner
                                                 President -- Automotive Services Division

                                               Richard J. Radi
                                                 Executive Vice-President -- Insurance
                                                 Division

                                               Blaine R. Ornburg
                                                 President -- Outsourcing Division

                                               Leonard L. Ciarrocchi
                                                 Executive Vice President --
                                                 Chief Financial Officer

                                               Michael P. Devereux
                                                 Vice President, Controller --
                                                 Chief Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE                               ANNUAL MEETING
World Trade Center Chicago                     The 1998 Annual Meeting of Stockholders is
444 Merchandise Mart                           pending the proposed merger or acquisition of
Chicago, Illinois 60654                        White River Corporation.
(312) 222-4636                                 INDEPENDENT ACCOUNTANTS
TRANSFER AGENT REGISTRAR FOR COMMON STOCK      Price Waterhouse LLP
Harris Trust and Savings Bank                  200 East Randolph Drive
Shareholder Communications                     Chicago, Illinois 60601
P.O. Box A3504                                 STOCKHOLDER AND INVESTMENT
Chicago, Illinois 60690-3504                   COMMUNITY INQUIRIES
(312)-360-5213                                 Written inquiries should be sent to the Chief
(312)-461-5633 (TDD)                           Financial Officer at the Company's corporate
STOCKHOLDER SERVICES                           office.
You should deal with the Transfer Agent for    ADDITIONAL INFORMATION
the stockholder services listed below:         This Annual Report on Form 10-K provides all
Change of Mailing Address                      annual information filed with the Securities
Consolidation of Multiple Accounts             and Exchange Commission, except for exhibits.
Elimination of Duplicate Report Mailings       A listing of exhibits appears on page 43 of
Lost or Stolen Certificates                    this Form 10-K. Copies of exhibits will be
Transfer Requirements                          provided upon request for a nominal charge.
Duplicate 1099 Forms                           Written requests should be directed to the
Please be prepared to provide your tax         Investor Relations Department at the
identification or social security number,      Company's corporate office.
description of securities and address of
record.
STOCK LISTING AND TRADING SYMBOL
The Company's common stock is listed on the
Nasdaq National Market System. The trading
symbol is CCCG.