Form 10-Q
period 1998-03-31
CCC INFORMATION SERVICES GROUP INC
filed 1998-05-15
CIK 1017917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

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

As of April 30, 1998, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 24,770,333 shares.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                         Page(s)
                                                                         -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Interim Statement of Operations (Unaudited),
          Quarter and Three Months Ended March 31, 1998 and 1997               3

          Consolidated Interim Balance Sheet,
          March 31, 1998 (Unaudited) and December 31, 1997                     4

          Consolidated Interim Statement of Cash Flows (Unaudited),
          Three Months Ended March 31, 1998 and 1997                           5

          Notes to Consolidated Interim Financial Statements (Unaudited)     6-7

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                   7-8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 2.   Changes in Securities                                                9

Item 3.   Defaults Upon Senior Securities                                      9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

Item 5.   Other Information                                                    9

Item 6.   Exhibits and Reports on Form 8-K                                  9-10

SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12


                     CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
Revenues                                                $  44,691     $  36,777

Expenses:
 Production and customer support                            9,907         8,649
 Commissions, royalties and licenses                        5,319         4,211
 Selling, general and administrative                       14,023        12,003
 Depreciation and amortization                              2,171         1,782
 Product development and programming                        6,115         4,445
                                                        ---------     ---------
Total operating expenses                                   37,535        31,090
                                                        ---------     ---------
Operating income                                            7,156         5,687

Interest expense                                              (64)          (37)
Other income, net                                             471           279
                                                        ---------     ---------
Income before income taxes                                  7,563         5,929

Income tax provision                                       (3,162)       (2,510)
                                                        ---------     ---------
Net income                                                  4,401         3,419

Dividends and accretion on mandatorily
 redeemable preferred stock                                   (94)          (88)
                                                        ---------     ---------
Net income (loss) applicable to common stock             $  4,307      $  3,331
                                                        ---------     ---------
                                                        ---------     ---------
Per Share Data

Income per common share - basic                           $  0.17       $  0.14
                                                        ---------     ---------
                                                        ---------     ---------

Income per common share - diluted                         $  0.17       $  0.13
                                                        ---------     ---------
                                                        ---------     ---------


Weighted average shares outstanding:
Basic                                                      24,638        23,511
Diluted                                                    25,418        24,802

           The accompanying notes are an integral part of these consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED INTERIM BALANCE SHEET
                                  (IN THOUSANDS)

                                                                        March 31,   December 31,
                                                                           1998         1997
                                                                       -----------  ------------
                                                                       (Unaudited)
                                 ASSETS
Cash                                                                    $  7,257      $  2,064
Investments in marketable securities                                       7,307        30,054
Accounts receivable (net of reserves of $2,769 (unaudited) and
 $2,663 at March 31, 1998 and December 31, 1997, respectively)            19,227        18,302
Other current assets                                                       6,262         5,270
                                                                       -----------  ------------
 Total current assets                                                     40,053        55,690

Property and equipment (net of accumulated depreciation
 of $28,632 (unaudited) and $26,793 at March 31, 1998 and
 December 31, 1997, respectively)                                         13,951         9,700
Goodwill (net of accumulated amortization of $10,574 (unaudited) and
 $10,238 at March 31, 1998 and December 31, 1997, respectively)            9,549         9,885
Deferred income taxes                                                      7,151         7,237
Long term investment                                                      20,000             -
Other assets                                                               1,005           982
                                                                       -----------  ------------
  Total Assets                                                         $  91,709     $  83,494
                                                                       -----------  ------------
                                                                       -----------  ------------
          LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                        AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                  $  19,601     $  18,383
Income taxes payable                                                       2,934         2,637
Current portion of long-term debt                                             80           111
Deferred revenues                                                          5,810         5,824
                                                                       -----------  ------------
 Total current liabilities                                                28,425        26,955

Long-term deferred revenue                                                 1,651         1,728
Other liabilities                                                          3,826         3,930
                                                                       -----------  ------------
 Total liabilities                                                        33,902        32,613
                                                                       -----------  ------------
Mandatorily redeemable preferred stock ($1.00 par value,
 100,000 shares authorized, 4,915 designated and outstanding
 at March 31, 1998 (unaudited) and December 31, 1997)                      5,148         5,054
                                                                       -----------  ------------
Common stock ($0.10 par value, 30,000,000 shares authorized
 for all periods presented, 24,764,583 (unaudited) and
 24,577,910 shares issued and outstanding at March 31, 1998
 and December 31, 1997, respectively)                                      2,476         2,458
Additional paid-in capital                                                92,780        90,273
Accumulated deficit                                                      (42,124)      (46,431)
Treasury stock, at cost                                                     (473)         (473)
                                                                       -----------  ------------
 Total stockholders' equity                                               52,659        45,827
                                                                       -----------  ------------
  Total Liabilities, Mandatorily Redeemable Preferred Stock and
  Stockholders' Equity                                                 $  91,709     $  83,494
                                                                       -----------  ------------
                                                                       -----------  ------------



           The accompanying notes are an integral part of these consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Operating activities:
Net income                                               $  4,401      $  3,419
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of equipment
   and purchased software                                   1,826         1,437
  Amortization of goodwill                                    336           336
  Deferred income taxes                                        86          (198)
  Contract funding revenue amortization                         -           (96)
  Other, net                                                   13            45
  Changes in:
   Accounts receivable, net                                  (925)       (1,050)
   Other current assets                                      (992)       (1,704)
   Other assets                                               (24)          118
   Accounts payable and accrued expenses                    1,218          (711)
   Income taxes payable                                     2,270         3,087
   Deferred revenues                                          (91)        3,297
   Other liabilities                                         (104)            8
                                                         --------      --------
Net cash provided by operating activities                   8,014         7,988
                                                         --------      --------
Investing activities:
 Purchases of equipment and software                       (4,290)       (1,805)
 Purchases of land and buildings                           (1,800)            -
 Purchase of investment securities                         (8,333)         (950)
 Purchase of long term investment                         (20,000)            -
 Proceeds from the sale of investment securities           31,079             -
                                                         --------      --------
Net cash used for investing activities                     (3,344)       (2,755)
                                                         --------      --------
Financing activities:
 Principal repayments on long-term debt                       (31)          (29)
 Proceeds from exercise of stock options                      553           199
                                                         --------      --------
Net cash provided by (used for) financing activities          522           170
                                                         --------      --------
Net increase (decrease) in cash                             5,192         5,403

Cash:
 Beginning of period                                        2,064         9,403
                                                         --------      --------
 End of period                                           $  7,256     $  14,806
                                                         --------      --------
                                                         --------      --------

Supplemental Disclosures:
 Cash (paid) / received:
  Interest                                                    (34)          (17)
  Income taxes, net                                          (779)          380




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

     As of March 31, 1998, White River Ventures Inc. ("White River") held approximately 35% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.


NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

       BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three months ended March 31, 1998 and 1997 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows;

Weighted average common shares outstanding:
 Shares attributable to common stock outstanding                          24,638         23,511
 Shares attributable to common stock equivalents outstanding                 780          1,291
                                                                          ------         ------
                                                                          25,418         24,802
                                                                          ------         ------
                                                                          ------         ------

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.

NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.1 million during the three months ended March 31, 1998 and 1997, respectively.

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the three months ended March 31, 1998 and 1997, these amounts totaled $1.973 thousand and $290 thousand, respectively.


NOTE 5 - LEGAL PROCEEDINGS

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER ENDED MARCH 31, 1997

     CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $4.3 million, or $0.17 per share on a diluted basis, for the quarter ended March 31, 1998, versus a $3.3 million, or $0.13 per share on a diluted basis, for the same quarter last year. First quarter 1998 operating income of $7.2 million was $1.5 million, or 25.8%, higher than the same quarter last year.

     First quarter 1998 revenues of $44.7 million were $7.9 million, or 21.5%, higher than the same quarter last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets.

     Production and customer support expenses increased from $8.6 million, or 23.5% of revenues, to $9.9 million, or 22.2% of revenues. The increase in dollars was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Commission, royalties and licenses increased from $4.2 million, or 11.5% of revenues, to $5.3 million, or 11.9% of revenues. The increase in dollars and as a percent of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $12.0 million, or 32.6% of revenues, to $14.0 million, or 31.4% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. Depreciation and amortization increased from $1.8 million, or 4.8% of revenues, to $2.2 million, or 4.9% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $4.4 million, or 12.1% of revenues, to $6.1 million, or 13.7% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development and wage pressure associated with retaining and recruiting software engineers.

     First quarter income taxes increased from $2.5 million, or 42.3% of income before taxes, to $3.2 million, or 41.8% of income before taxes. The dollar increase was attributable to higher pretax income.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, net cash provided by operating activities was $8.0 million. The Company applied $4.3 million to the purchase of equipment and software, $1.8 million to the purchase of a building in Sioux Falls, South Dakota associated with the relocation of certain customer service and claims processing operations and invested $20.0 million in a long term investment in a Company which is developing services to manage insurance rating information.

     In connection with the second quarter decision to relocate certain customer service and claims processing operations to South Dakota, the Company will charge operations during the second quarter with a one-time after-tax cost of $1.0 million. Operating expenses will begin to show the benefits associated with this decision in the fourth quarter of 1998.

     Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion under liquidity and capital resources above contains a forward-looking statement which involves certain degrees of risks and uncertainties. The risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1997 Annual Report on Form 10-K, as amended, filed with the Commission on March 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K (the "Annual Report") (filed with the Commission File No. 000-28600 on March 14, 1997, and hereby incorporated by reference)

         3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

         4.1 Stockholder's Agreement (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

         4.2 Regulatory Contingency Agreement dated as of June 16, 1994 by and among the Company and White River Ventures Inc.
              (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

         4.3 Series C Preferred Designation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

         4.4 Series D Preferred Designation (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

         4.5 Series E Preferred Designation (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

        10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

        10.2 Amendment dated September 30, 1997 to Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report filed on Form 10-Q, Commission File No. 000-28600, filed November 11, 1997)

        10.3 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

        10.4  Stock Option Plan (incorporated herein by reference to Exhibit
              10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

        10.5  1997 Stock Option Plan (incorporated herein by reference to
              Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

        10.6 1997 Stock Option Agreement (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

        10.7 Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998

        10.8 Investment Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998

        10.9 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated February 10, 1998

        10.10 401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Agreement on Form S-8, Commission Number 333-32139 filed July 25, 1997)

        27    Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1998                    CCC Information Services Group Inc.

                                      By: /s/ David M. Phillips
                                          ----------------------------------
                                          Name:   David M. Phillips
                                          Title:  Chairman and Chief Executive
                                                   Officer

                                      By: /s/ Leonard L. Ciarrocchi
                                          ----------------------------------
                                          Name:   Leonard L. Ciarrocchi
                                          Title:  Executive Vice President
                                                  and Chief Financial Officer

                                      By: /s/ Michael P. Devereux
                                          ----------------------------------
                                          Name:   Michael P. Devereux
                                          Title:  Vice President, Controller
                                                  and Chief Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                                 EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K (the "Annual Report") (filed with the Commission File No. 000-28600 on March 14, 1997, and hereby incorporated by reference)

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

4.1     Stockholder's Agreement (incorporated herein by reference to Exhibit
        4.2 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

4.2 Regulatory Contingency Agreement dated as of June 16, 1994 by and among the Company and White River Ventures Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

4.3     Series C Preferred Designation (incorporated herein by reference to
        Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

4.4     Series D Preferred Designation (incorporated herein by reference to
        Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

4.5     Series E Preferred Designation (incorporated herein by reference to
        Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

10.1 Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.2 Amendment dated September 30, 1997 to Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report filed on Form 10-Q, Commission File No. 000-28600, filed November 11, 1997)

10.3 Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

10.4 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.5    1997 Stock Option Plan (incorporated herein by reference to Exhibit
        4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

10.6    1997 Stock Option Agreement (incorporated herein by reference to
        Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-07287)

10.7 Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998

10.8 Investment Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998

10.9 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated February 10, 1998

10.10 401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Agreement on Form S-8, Commission Number 333-32139 filed July 25, 1997)


27      Financial Data Schedule

        (b) Reports on Form 8-K