Form 10-Q
period 1998-06-30
CCC INFORMATION SERVICES GROUP INC
filed 1998-08-14
CIK 1017917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           _________________________


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

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

As of July 31, 1998, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 25,028,794 shares.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                Page(s)
Item 1.  Financial Statements

         Consolidated Interim Statement of Operations (Unaudited),
         Three and Six Months Ended June 30, 1998 and 1997                       3

         Consolidated Interim Balance Sheet,
         June 30, 1998 (Unaudited) and December 31, 1997                         4

         Consolidated Interim Statement of Cash Flows (Unaudited),
         Six Months Ended June 30, 1998 and 1997                                 5

         Notes to Consolidated Interim Financial Statements (Unaudited)         6-7

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition                       7-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      10

Item 2.  Changes in Securities                                                  10

Item 3.  Defaults Upon Senior Securities                                        10

Item 4.  Submission of Matters to a Vote of Security Holders                    10

Item 5.  Other Information                                                      10

Item 6.  Exhibits and Reports on Form 8-K                                      10-11

SIGNATURES                                                                      12

EXHIBIT INDEX                                                                  13-14


                CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES


                         PART I. FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS


                 CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                        ------------------------      -----------------------
                                                          1998           1997           1998          1997
                                                        ---------      ---------      ---------     ---------
Revenues                                                $  46,147      $  38,289      $  90,838     $  75,066

Expenses:
 Production and customer support                           10,835          8,374         20,742        17,023
 Commissions, royalties and licenses                        5,526          4,589         10,845         8,800
 Selling, general and administrative                       14,169         12,251         28,192        24,254
 Depreciation and amortization                              2,270          1,901          4,441         3,683
 Product development and programming                        6,951          4,798         13,066         9,243
 Claims Settlement Relocation                               1,707              -          1,707             -
                                                        ---------      ---------      ---------     ---------

Total operating expenses                                   41,458         31,913         78,993        63,003
                                                        ---------      ---------      ---------     ---------

Operating income                                            4,689          6,376         11,845        12,063
Interest expense                                               (1)           (35)           (65)          (72)
Other income, net                                             341            350            812           629
                                                        ---------      ---------      ---------     ---------
Income before income taxes                                  5,029          6,691         12,592        12,620

Income tax provision                                       (2,046)        (2,804)        (5,208)       (5,314)
                                                        ---------      ---------      ---------     ---------

Net income                                                  2,983          3,887          7,384         7,306

Dividends and accretion on mandatorily
 redeemable preferred stock                                   (97)           (90)          (191)         (178)
                                                        ---------      ---------      ---------     ---------

Net income (loss) applicable to common stock            $   2,886      $   3,797      $   7,193     $   7,128
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

PER SHARE DATA

Income per common share - basic                         $    0.12      $    0.16      $    0.29     $    0.30
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

Income per common share - diluted                       $    0.11      $    0.15      $    0.28     $    0.29
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------


Weighted average shares outstanding:
Basic                                                      24,859         23,661         24,749        23,586
Diluted                                                    25,493         24,848         25,456        24,827

            The accompanying notes are an integral part of these
                   consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED INTERIM BALANCE SHEET
                                (IN THOUSANDS)

                                                         June 30,    December 31,
                                                           1998          1997
                                                       -----------   ------------
                                                       (Unaudited)
                                  ASSETS
Cash                                                     $  9,235      $  2,064
Investments in marketable securities                            -        30,054
Accounts receivable (net of reserves of $3,780
  (unaudited) and $2,663 at June 30, 1998 and
  December 31, 1997, respectively)                         22,845        18,302
Other current assets                                        5,904         5,270
                                                         --------      --------
 Total current assets                                      37,984        55,690

Property and equipment (net of accumulated depreciation
 of $30,572 (unaudited) and $26,793 at June 30, 1998 and
 December 31, 1997, respectively)                          15,608         9,700
Goodwill (net of accumulated amortization of $10,911
  (unaudited) and $10,238 at June 30, 1998 and
  December 31, 1997, respectively)                          9,212         9,885
Deferred income taxes                                       7,195         7,237
Long term investment                                       20,000             -
Other assets                                                3,030           982
                                                         --------      --------
  Total Assets                                           $ 93,029      $ 83,494
                                                         --------      --------
                                                         --------      --------
            LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                          AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                   $  20,169     $  18,383
Income taxes payable                                          764         2,637
Current portion of long-term debt                              49           111
Deferred revenues                                           4,184         5,824
                                                         --------      --------
 Total current liabilities                                 25,166        26,955

Long-term deferred revenue                                  1,471         1,728
Other liabilities                                           3,727         3,930
                                                         --------      --------

 Total liabilities                                         30,364        32,613
                                                         --------      --------
Mandatorily redeemable preferred stock ($1.00 par value,
 100,000 shares authorized, 4,915 designated and
 outstanding at June 30, 1998 (unaudited)
 and December 31, 1997)                                     5,245         5,054
                                                         --------      --------
Common stock ($0.10 par value, 30,000,000 shares
 authorized for all periods presented, 25,021,887
 (unaudited) and 24,577,910 shares issued and
 outstanding at June 30, 1998 and December 31,
 1997, respectively)                                        2,502         2,458
Additional paid-in capital                                 94,745        90,273
Accumulated deficit                                       (39,238)      (46,431)
Treasury stock, at cost                                      (589)         (473)
                                                         --------      --------
 Total stockholders' equity                                57,420        45,827
                                                         --------      --------
  Total Liabilities, Mandatorily Redeemable Preferred
  Stock and Stockholders' Equity                         $ 93,029      $ 83,494
                                                         --------      --------
                                                         --------      --------

            The accompanying notes are an integral part of these
                   consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Operating activities:
Net income                                               $  7,384      $  7,306
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of equipment
   and purchased software                                   3,751         2,992
  Amortization of goodwill                                    673           673
  Deferred income taxes                                        42          (421)
  Contract funding revenue amortization                         -          (123)
  Other, net                                                   27            61
  Changes in:
   Accounts receivable, net                                (4,543)       (1,570)
   Other current assets                                      (634)         (929)
   Other assets                                            (2,048)          174
   Accounts payable and accrued expenses                    1,786         (110)
   Income taxes payable                                     1,343        1,880
   Deferred revenues                                       (1,897)        1,193
   Other liabilities                                         (203)           69
                                                         --------      --------

Net cash provided by operating activities                   5,681        11,195
                                                         --------      --------
Investing activities:
 Purchases of equipment and software                       (7,886)       (3,792)
 Purchases of land and buildings                           (1,800)      (14,986)
 Purchase of investment securities                         (8,332)        9,000
 Purchase of long term investment                         (20,000)           21
 Proceeds from the sale of investment securities           38,386             -
                                                         --------      --------

Net cash used for investing activities                        368        (9,757)
                                                         --------      --------

Financing activities:
 Principal repayments on long-term debt                       (62)          (59)
 Proceeds from exercise of stock options                    1,184           516
                                                         --------      --------

Net cash provided by (used for) financing activities        1,122           457
                                                         --------      --------

Net increase (decrease) in cash                             7,171         1,895

Cash:
 Beginning of period                                        2,064         9,403
                                                         --------      --------
 End of period                                           $  9,235      $ 11,298
                                                         --------      --------
                                                         --------      --------

SUPPLEMENTAL DISCLOSURES:
 Cash (paid)/received:
  Interest                                                    (48)          (41)
  Income taxes, net                                        (3,795)       (3,855)


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

     As of June 30, 1998, White River Ventures Inc. ("White River") held approximately 35% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.

     The Company has been informed that on June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. The Company has been further informed that Charlesbank Capital Partners LLC will act as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 1998 and 1997 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:

                                                               THREE MONTHS                  SIX MONTHS
                                                               ENDED JUNE 30                ENDED JUNE 30
                                                          ---------------------         --------------------
                                                           1998           1997           1998          1997
                                                          ------         ------         ------        ------
Weighted average common shares outstanding:
  Shares attributable to common stock outstanding         24,859         23,661         24,749        23,586
  Shares attributable to common stock equivalents
    outstanding                                              634          1,187            707         1,241
                                                          ------         ------         ------        ------
                                                          25,493         24,848         25,456        24,827
                                                          ------         ------         ------        ------
                                                          ------         ------         ------        ------

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 had no impact on the Company's consolidated results of operations, balance sheet or cash flows. The Company currently does not have any elements to be included in comprehensive income.

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

NOTE 4 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.2 million during the six months ended June 30, 1998 and 1997.

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the six months ended June 30, 1998 and 1997, these amounts totaled $3.2 million and $1.6 million, respectively.

NOTE 5 - LEGAL PROCEEDINGS

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

     CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $2.9 million, or $0.11 per share on a diluted basis, for the quarter ended June 30, 1998, versus net income of $3.8 million, or $0.15 per share on a diluted basis, for the same quarter last year. Excluding one time charges for relocating the Claims settlement division, second quarter 1998 operating income remained flat at $6.4 million.

     Second quarter 1998 revenues of $46.1 million were $7.9 million, or 20.5%, higher than the same quarter last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and accelerating growth in the claims outsourcing business. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets.

     Production and customer support expenses increased from $8.3 million, or 21.9% of revenues, to $10.8 million, or 23.5% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. Commission, royalties and licenses increased from

$4.6 million, or 12.0% of revenues, to $5.5 million, or 12.0% of revenues. The increase in dollars was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $12.3 million, or 32.0% of revenues, to $14.2 million, or 30.7% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. Depreciation and amortization increased from $1.9 million, or 5.0% of revenues, to $2.3 million, or 4.9% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $4.8 million, or 12.5% of revenues, to $7.0 million, or 15.1% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development, primarily in the claims outsourcing business and wage pressure associated with retaining and recruiting software engineers. The Claims settlement relocation charges of $1.7 million incurred in the quarter ended June 30, 1998 relate to the decision to relocate the processing operations of the Claims settlement division.

     Second quarter income taxes decreased from $2.8 million, or 41.9% of income before taxes, to $2.0 million, or 40.6% of income before taxes. The dollar decrease was attributable to lower pretax income.

  SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     The Company reported net income applicable to common stock of $7.2 million, or $0.28 per share on a diluted basis, for the six months ended June 30, 1998, versus a $7.1 million, or $0.29 per share on a diluted basis, for the same period last year. For the six months ended June 30, 1998 operating income of $11.8 million was $.2 million or 1.8% lower than the comparable 1997 period. The operating income for the six months ended June 30, 1998 includes $1.7 million of one time charges for relocating the Claims settlement division.

     Revenues for the six months ended June 30, 1997 of $90.8 million were $15.8 million, or 21.7%, higher than the same period last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and accelerating growth in the claims outsourcing business. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets.

     Production and customer support expenses increased from $17.0 million, or 22.7% of revenues, to $20.7 million, or 22.8% of revenues. The increase in dollars and as a percent of revenues was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. Commission, royalties and licenses increased from $8.8 million, or 11.7% of revenues, to $10.8 million, or 11.9% of revenues. The increase in dollars and as a percent of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $24.3 million, or 32.3% of revenues, to $28.2 million, or 31% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Depreciation and amortization increased from $3.7 million, or 4.9% of revenues, to $4.4 million, or 4.9% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support. Product development and programming increased from $9.2 million, or 12.3% of revenues, to $13.1 million, or 14.4% of revenues. The increase in dollars and as a percent of revenues was due primarily to an increased allocation of Company resources to product development, primarily in the claims outsourcing business and wage pressure associated with retaining and recruiting software engineers. Claims settlement relocation charges of $1.7 million incurred in the six months ended June 30, 1998 relate to the decision to relocate the processing operations of the Claims settlement division.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, net cash provided by operating activities was $5.7 million. The Company applied $7.9 million to the purchase of equipment and software, $1.8 million to the purchase of a building in Sioux Falls, South Dakota associated with the relocation of certain customer service and claims processing operations and invested $20.0 million in a long term investment in a Company which is developing services to manage insurance rating information.

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

     10.7  Securities Purchase Agreement between Company and InsurQuote Systems
           Inc. dated February 10, 1998

     10.8  Investment Agreement between Company and InsurQuote Systems Inc.
           dated February 10, 1998

     10.9  Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems
           Inc. dated February 10, 1998

    10.10  401(K) Company Retirement Saving & Investment Savings Plan
           (incorporated herin by reference to Exhibit 4.4 of the Company's
           Registration Agreement on Form S-8, Commission Number 333-32139 filed
           July 25, 1997)

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

Date: August 15, 1998         CCC Information Services Group Inc.

                              By:  /s/ David M. Phillips
                                   ------------------------------------------
                              Name:  David M. Phillips
                              Title: Chairman and Chief Executive Officer

                              By:  /s/ Leonard L. Ciarrocchi
                                   ------------------------------------------
                              Name:  Leonard L. Ciarrocchi
                              Title: Executive Vice President
                                       and Chief Financial Officer

                              By:  /s/ Michael P. Devereux
                                   ------------------------------------------
                              Name:  Michael P. Devereux
                              Title: Vice President, Controller
                                       and Chief Accounting Officer

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

10.2 Amendment dated September 30, 1997 to Credit Facility Agreement between CCC Information Services Inc., Signet Bank and the other financial institutions party thereto (incorporated herin by reference to Exhibit 10.2 of the Company's Quarterly Report filed on Form 10-Q, Commission File No.
     000-28600, filed November 11, 1997

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

10.7 Securities Purchase Agreement between Company and InsurQuote Systems
     Inc. dated February 10, 1998

10.8 Investment Agreement between Company and InsurQuote Systems Inc.
     dated February 10, 1998

10.9 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems
     Inc. dated February 10, 1998


10.10 401(K) Company Retirement Saving and Investment Savings Plan
      (incorporated herein by reference to Exhibit 4.4 of the Company's Registration
      Agreement on Form S-8, Commission Number 333-32139 file July 25, 1997

27    Financial Data Schedule


     (b) Reports on Form 8-K