Form 10-Q
period 1998-09-30
CCC INFORMATION SERVICES GROUP INC
filed 1998-11-17
CIK 1017917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                      or

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

As of October 31, 1998, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 23,784,591 shares.

                      CCC INFORMATION SERVICES GROUP INC.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                     Page(s)
Item 1.    Financial Statements

           Consolidated Interim Statement of Operations (Unaudited)
           Three and Nine Months Ended September 30, 1998 and 1997     3

           Consolidated Interim Balance Sheet,
           September 30, 1998 (Unaudited) and December 31, 1997        4

           Consolidated Interim Statement of Cash Flows (Unaudited),
           Nine Months Ended September 30, 1998 and 1997               5

           Notes to Consolidated Interim Financial Statements
           (Unaudited)                                                6-7

Item 2.    Management's Discussion and Analysis
           of Results of Operations and Financial Condition         7-11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                          12

Item 2.    Changes in Securities                                      12

Item 3.    Defaults Upon Senior Securities                            12

Item 4.    Submission of Matters to a Vote of Security Holders        12

Item 5.    Other Information                                          12

Item 6.    Exhibits and Reports on Form 8-K                        12-13

SIGNATURES                                                            14

EXHIBIT INDEX                                                      15-16


              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                          1998          1997                1998          1997
                                                                        --------     --------            ---------    ---------
Revenues                                                                $ 48,048     $ 40,457            $ 138,886    $ 115,523

Expenses:

  Production and customer support                                         12,854        9,118               33,596       26,141
  Commissions, royalties and licenses                                      5,540        4,959               16,385       13,759
  Selling, general and administrative                                     16,006       12,694               44,198       36,948
  Depreciation and amortization                                            2,405        2,014                6,846        5,697
  Product development and programming                                      6,644        5,153               19,710       14,396
  Claims Settlement Relocation                                               -            -                 1,707           -
                                                                       ---------     --------            ---------    ---------

Total operating expenses                                                  43,449       33,938              122,442       96,941
                                                                       ---------     --------            ---------    ---------

Operating income                                                           4,599        6,519               16,444       18,582

Interest expense                                                             (61)         (34)                (126)        (106)
Other income, net                                                            403          431                1,215        1,060
                                                                       ---------     --------            ---------    ---------

Income before income taxes                                                 4,941        6,916               17,533       19,536

Income tax provision                                                      (2,125)      (2,908)              (7,333)      (8,222)
                                                                       ---------     --------            ---------    ---------

Net income before minority interest                                        2,816        4,008               10,200       11,314

Minority interest in net loss of subsidiaries                                 14           -                    14           -
                                                                       ---------     --------            ---------    ---------

Net income                                                                 2,830        4,008               10,214       11,314

Dividends and accretion on mandatorily
  redeemable preferred stock                                                   6          (93)                (185)        (271)
                                                                       ---------     --------            ---------    ---------

Net income applicable to common stock                                    $ 2,836      $ 3,915             $ 10,029     $ 11,043
                                                                       ---------     --------            ---------    ---------
                                                                       ---------     --------            ---------    ---------

PER SHARE DATA

Income per common share - basic                                          $ 0.11       $ 0.16               $ 0.40       $ 0.47
                                                                       ---------     --------            ---------    ---------
                                                                       ---------     --------            ---------    ---------


Income per common share - diluted                                         $ 0.11       $ 0.16               $ 0.39       $ 0.44
                                                                       ---------     --------            ---------    ---------
                                                                       ---------     --------            ---------    ---------

Weighted average shares outstanding:

Basic                                                                     24,998       23,853               24,833       23,676
Diluted                                                                   25,388       24,997               25,440       24,884


                   The accompanying notes are an integral Part of These
                        Considated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                              (IN THOUSANDS)

                                                                                                  September 30,   December 31,
                                                                                                       1998          1997
                                                                                                  -------------   ------------
                                                                                                     (Unaudited)
                                             ASSETS
Cash                                                                                               $      1,909   $      2,064
Investments in marketable securities                                                                      1,531         30,054
Accounts receivable (net of reserves of $4,170 (unaudited) and
    $2,663 at September 30, 1998 and December 31, 1997, respectively)                                    28,391         18,302
Other current assets                                                                                      6,953          5,270
                                                                                                  -------------   ------------

    Total current assets                                                                                 38,784         55,690

Property and equipment (net of accumulated depreciation
    of $32,565 (unaudited) and $26,793 at September 30, 1998
    and December 31, 1997, respectively)                                                                 15,239          9,700
Goodwill (net of accumulated amortization of $13,357 (unaudited) and
    $10,238 at September 30, 1998 and December 31, 1997, respectively)                                   13,661          9,885
Deferred income taxes                                                                                     6,616          7,237
Long term investment                                                                                     20,001             --
Other assets                                                                                              1,301            982
                                                                                                  -------------   ------------

       Total Assets                                                                               $      95,602   $     83,494
                                                                                                  -------------   ------------
                                                                                                  -------------   ------------

                     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                             $      21,621   $     18,383
Income taxes payable                                                                                        968          2,637
Current portion of long-term debt                                                                            19            111
Deferred revenues                                                                                         4,916          5,824
                                                                                                  -------------   ------------

    Total current liabilities                                                                            27,524         26,955

Long-term deferred revenue                                                                                1,282          1,728
Other liabilities                                                                                         3,883          3,930
                                                                                                  -------------   ------------

    Total liabilities                                                                                    32,689         32,613
                                                                                                  -------------   ------------

Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 4,915 designated and outstanding at
    September 30, 1998 (unaudited) and December 31, 1997)                                                 5,239          5,054
                                                                                                  -------------   ------------

Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 25,059,736 (unaudited) and 24,577,910 shares issued and
    outstanding at September 30, 1998 and December 31, 1997, respectively)                                2,507          2,458
Additional paid-in capital                                                                               95,219         90,273
Accumulated deficit                                                                                     (36,403)       (46,431)
Cumulative translation adjustment                                                                            (5)            --
Treasury stock, at cost                                                                                  (3,644)          (473)
                                                                                                  -------------   ------------

    Total stockholders' equity                                                                           57,674         45,827
                                                                                                  -------------   ------------

       Total Liabilities, Mandatorily Redeemable Preferred Stock and
         Stockholders' Equity                                                                     $      95,602   $     83,494
                                                                                                  -------------   ------------
                                                                                                  -------------   ------------

              The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1998           1997
                                                          --------       --------
Operating activities:
Net income                                                $ 10,214       $ 11,314
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Minority interest in net loss of subsidiaries           (14)            --
       Depreciation and amortization of equipment
         and purchased software                              5,690          4,661
       Amortization of goodwill                              1,121          1,009
       Deferred income taxes                                   433           (592)
       Contract funding revenue amortization                    --           (123)
       Other, net                                               47            106
       Changes in:
         Accounts receivable, net                           (9,340)        (5,144)
         Other current assets                               (1,656)        (1,140)
         Other assets                                         (310)            84
         Accounts payable and accrued expenses               2,920          2,654
         Income taxes payable                                1,520          3,655
         Deferred revenues                                  (1,354)         1,389
         Other liabilities                                    (397)           131
                                                          --------       --------

Net cash provided by operating activities                    8,874         18,004
                                                          --------       --------

Investing activities:
    Purchases of equipment and software                     (9,344)        (6,050)
    Purchases of land and buildings                         (1,800)            --
    Purchase of investment securities                      (12,778)       (45,111)
    Purchase of subsidiaries, net of cash                   (4,797)            --
    Purchase of long term investment                       (20,000)            --
    Proceeds from the sale of investment securities         41,301         23,987
    Other, net                                                 (19)            21
                                                          --------       --------

Net cash used for investing activities                      (7,437)       (27,153)
                                                          --------       --------

Financing activities:
    Principal repayments on long-term debt                  (5,092)           (89)
    Proceeds from the issuance of long-term debt             5,000             --
    Proceeds from exercise of stock options                  1,128             --
    Proceeds from employee stock purchase plan                 428            834
    Payments to acquire treasury stock                      (3,056)            --
                                                          --------       --------

Net cash provided by (used for) financing activities        (1,592)           745
                                                          --------       --------

Net increase (decrease) in cash                               (155)        (8,404)

Cash:
    Beginning of period                                      2,064          9,403
                                                          --------       --------
    End of period                                         $  1,909       $    999
                                                          --------       --------
                                                          --------       --------

SUPPLEMENTAL DISCLOSURES:
    Cash paid:
       Interest                                                (78)           (95)
       Income taxes, net                                    (5,373)        (5,171)




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

     As of September 30, 1998, White River Ventures Inc. ("White River") held approximately 34% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.

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

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 1998 and 1997 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:


                                                             THREE MONTHS          NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                        ---------------------   -------------------
Weighted average common shares outstanding:                 1998      1997      1998       1997
                                                         -------     ------     ------    ------
  Shares attributable to common stock outstanding         24,998    23,853      24,833    23,676
  Shares attributable to common stock
    equivalents outstanding                                  390     1,144         607     1,208
                                                         -------     ------     ------    ------
                                                          25,388     24,997     25,440    24,884
                                                         -------     ------     ------    ------
                                                         -------     ------     ------    ------


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

NOTE 4 - NONCASH FINANCING ACTIVITIES

     The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.2 million and $0.3 million during the nine months ended September 30, 1998 and 1997, respectively.

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the nine months ended September 30, 1998 and 1997, these amounts totaled $3.3 million and $2.7 million, respectively.

NOTE 5 - LEGAL PROCEEDINGS

     The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30,
  1997

     CCC Information Services Group Inc. ("Company") reported net income applicable to common stock of $2.8 million, or $0.11 per share on a diluted basis, for the quarter ended September 30, 1998, versus net income of $3.9 million, or $0.16 per share on a diluted basis, for the same quarter last year.

     Third quarter 1998 revenues of $48.0 million were $7.6 million, or 18.8%, higher than the same quarter last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and accelerating growth in the claims outsourcing business. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets.

     Production and customer support expenses increased from $9.1 million, or 22.5% of revenues, to $12.9 million, or 26.9% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity following an increase in workflow/collision estimating seat implementations. Commission, royalties and licenses increased from

$5.0 million, or 12.4% of revenues, to $5.5 million, or 11.5% of revenues. The increase in dollars was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $12.7 million, or 31.4% of revenues, to $16.0 million, or 33.3% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. Depreciation and amortization increased from $2.0 million, or 5.0% of revenues, to $2.4 million, or 5.0% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support and an increase in goodwill amortization resulting from the acquisition of two subsidiaries during the quarter. Product development and programming increased from $5.2 million, or 12.9% of revenues, to $6.6 million, or 13.8% of revenues. The dollar increase was due primarily to an increased allocation of Company resources to product development, primarily in the claims outsourcing business and wage pressure associated with retaining and recruiting software engineers.

     Third quarter income taxes decreased from $2.9 million, or 42.0% of income before taxes, to $2.1 million, or 43.0% of income before taxes. The dollar decrease was attributable to lower pretax income.

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     The Company reported net income applicable to common stock of $10.0 million, or $0.39 per share on a diluted basis, for the nine months ended September 30, 1998, versus a $11.0 million, or $0.44 per share on a diluted basis, for the same period last year. For the nine months ended September 30, 1998 operating income of $16.4 million was $2.1 million or 11.4% lower than the comparable 1997 period. The operating income for the nine months ended September 30, 1998 includes $1.7 million of one time charges for relocating the Claims settlement division.

     Revenues for the nine months ended September 30, 1998 of $138.9 million were $23.4 million, or 20.3%, higher than the same period last year. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software seats and accelerating growth in the claims outsourcing business. Workflow/collision estimating software seat revenues increased due to an increase in the number of seats in both the autobody and insurance markets.

     Production and customer support expenses increased from $26.1 million, or 22.6% of revenues, to $33.6 million, or 24.2% of revenues. The increase in dollars and as a percent of revenues was attributable primarily to an increase in productive and customer support capacity following an increase in workflow/collision estimating seat implementations. Commission, royalties and licenses increased from $13.8 million, or 11.9% of revenues, to $16.4 million, or 11.8% of revenues. The increase in dollars and as a percent of revenues was due primarily to higher revenues from PATHWAYS workflow estimating seats and autobody collision estimating seats, which generate both a commission and a data royalty. Selling, general and administrative increased from $36.9 million, or 31.9% of revenues, to $44.2 million, or 31.8% of revenues. The increase in dollars was due primarily to an increase in the resources committed to selling both workflow/collision estimating and consultative services and efforts to build and upgrade internal systems. The decline as a percentage of revenue was primarily due to the leveraging of costs against a higher revenue base. Depreciation and amortization increased from $5.7 million, or 4.9% of revenues, to $6.8 million, or 4.9% of revenues. The increase in dollars was a result of higher capital expenditures for internal systems, primarily expenditures for product engineering and customer support and an increase in goodwill amortization resulting from the acquisition of two subsidiaries during the third quarter. Product development and programming increased from $14.4 million, or 12.5% of revenues, to $19.7 million, or 14.2% of revenues. The increase in dollars and as a percent of revenues was due primarily to an increased allocation of Company resources to product development, primarily in the claims outsourcing business and wage pressure associated with retaining and recruiting software engineers. Claims settlement relocation charges of $1.7 million incurred in the nine months ended September 30, 1998 relate to the decision to relocate the processing operations of the Claims settlement division.

YEAR 2000 ISSUE

BACKGROUND. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000 ("Year 2000 Problem"). These problems are widely expected to increase in frequency and severity as the year 2000 approaches. The Company defines an application to be Year 2000 compliant if it can accurately process date data (including calculating, comparing and sequencing) from, into and between twentieth and twenty first centuries, including leap year calculations.

ASSESSMENT. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

SOFTWARE SOLD TO CUSTOMERS. The Company believes that it has substantially identified all potential Year 2000 Problems with any of the software products, which it develops and markets. As a key supplier to insurance companies and collision repair facilities, the Company has identified a significant exposure for Year 2000 problems regarding the effect of its legacy collision estimating software on some customers' ability to complete an estimate. A major undertaking is currently in process to convert those customers impacted to the Year 2000 compliant version of the software. While lost revenues from such an event are a concern for the Company, the greater risks are the monetary damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's facilities. Such a finding could have a material adverse impact on the Company's results of operations.

INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment, with the exception of desktop hardware and software applications, used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the middle of 1999. The Company is still evaluating the impact on desktop hardware and software applications.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company will be assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. Currently, the Company is expensing approximately $600 thousand per quarter associated with this effort. It is expected that this cost will continue through the second quarter of 1999. This estimate is being monitored and will be revised as additional information becomes available.

SUPPLIERS. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2. a lesser number of serious failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

Although the Company expects its critical systems to be compliant by mid 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A possible worst case scenario might include one or more of the Company's software products sold to customers being non-compliant. Such an event could result in a material disruption to the Company's or customers operations. For example, the software could experience an interruption in its ability to properly calculate or access the data required to complete a collision estimate. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

CONTINGENCY PLANS. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on the activities described above, Management believes the Company is devoting the necessary resources to identify and resolve Year 2000 Problems. The success of this effort and a favorable outcome to the various potential situations described herein will determine the impact the Year 2000 Problem has on the Company's business or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, net cash provided by operating activities was $8.9 million. In addition, the Company had net cash provided from the sale of investment securities of $28.5 million. The Company applied $9.3 million to the purchase of equipment and software, $1.8 million to the purchase of a building in Sioux Falls, South Dakota associated with the relocation of certain customer service and claims processing operations, purchase of two subsidiaries of $4.8 million to expand into Europe and to expand claim processing, invested $20.0 million in a long term investment in a

Company which is developing services to manage insurance rating information and repurchased a portion of the Company's outstanding shares of $3.1 million.

     Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion under liquidity and capital resources above contains a forward-looking statement which involves certain degrees of risks and uncertainties. The risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the stockholders of the Registrant was held on August 25, 1998.

     (b) The directors listed in the Registrant's Proxy Statement dated August 12, 1998, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:


     Director                  For           Withheld     Abstentions
     --------                  ---           --------     -----------
     Michael R. Eisenson    24,448,424          500             0
     Thomas L. Kempner      24,448,424          500             0
     Dudley C. Mecum        24,448,424          500             0
     David M. Phillips      24,448,424          500             0
     Mark A. Rosen          24,448,424          500             0
     Michael R. Stanfield   24,448,424          500             0
     Herbert S. Winokur     24,448,424          500             0

     (c) The Company's Employee Stock Purchase plan was approved. Voting by stockholders on the proposal was 24,365,474 for, 83,150 against, 300 withheld and 0 abstentions.
     (d) An increase to the number of shares authorized to be purchased pursuant to the Company's Employee Stock Option plan was approved. Voting by stockholders on the proposal was 24,282,960 for, 165,464 against, 500 withheld and 0 abstentions.

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

Date: November 13, 1998         CCC Information Services Group Inc.

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