Form 10-K
period 1998-12-31
CCC INFORMATION SERVICES GROUP INC
filed 1999-03-31
CIK 1017917

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 30, 1999 was $137,360,745.

    As of March 30, 1999, 23,737,944 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                           ---------
PART I

Item 1.     Business.....................................................................................    1-12

Item 2.     Properties...................................................................................     12

Item 3.     Legal Proceedings............................................................................     13

Item 4.     Submission of Matters to a Vote of Security Holders..........................................     13

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................     13

Item 6.     Selected Financial Data......................................................................    14-15

Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition........    15-23

Item 8.     Financial Statements and Supplementary Data..................................................     23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     24

PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................     24

Item 11.    Executive Compensation.......................................................................     24

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................     24

Item 13.    Certain Relationships and Related Transactions...............................................     24

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    25-50

Signatures...............................................................................................     51

Directors and Executive Officers.........................................................................    52-53

Corporate Information....................................................................................     54

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    This Annual Report on Form 10-K contains forward-looking statements within the definition of Federal Securities laws. The section entitled "Forward Looking Statements" contains additional disclosures concerning forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

    CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC"), is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance company, automobile dealers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    As of December 31, 1998, White River Ventures Inc. ("White River") held approximately 30.5% of the total outstanding common stock of the Company. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatory Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.

    On June 30, 1998, the White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC will act as investment manager with respect to the investment of White River in the Company.

                                BUSINESS SUMMARY

    The principal services and products offered by the Company automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, the Company's vehicle valuation services and products, primarily TOTAL LOSS, provide insurance companies with the ability to effect total loss settlements on the basis of market-specific vehicle values. When a vehicle is repairable, the Company's collision estimating services and products, principally EZEST and PATHWAYS, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. The Company's Consumer Processing Services Division provides claims outsourcing services and products including ACCESS, a vehicle restoration and management service, CARS, a car rental management service and complete outsourced auto claims service. The Company offers a communication services network, EZNET, which connects insurers, appraisers and collision repair facilities. The Company's PATHWAYS workflow management software is designed to integrate each of the Company's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing the Company's customers with a broader tool set for claims completion. In 1999, the Company introduced information and software services to address the needs of auto casualty claims and underwriting. The Company has also started to service the claims market in Europe by entering the U.K. market. The Company's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process.

    The Company's customers include Automobile insurance companies and collision repair facilities. The Company's core competencies include collection and processing of claims and automobile valuation and repair data, the collection and processing of data related to auto insurance pricing and underwriting, development of client-server, object-oriented claims and collision repair software products, communications network management, customer service and the workflow processes of automobile insurance claims.

    The Company sells its services and products to insurance companies through a direct sales force. The Company contracts with independent sales representatives to sell its products to collision repair facilities. Over 60% of the Company's revenue for 1998 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are generally sold under multi-year contracts either on a monthly subscription or a per transaction basis. Of the Company's ten largest customers in the Insurance Division with multiyear contracts, five are due for renewal in 1999, representing 19% of the Insurance Division revenue.

            OVERVIEW OF THE U.S. AUTOMOBILE INSURANCE CLAIMS PROCESS

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

THE U.S. AUTOMOBILE INSURANCE INDUSTRY

    Of the companies offering private passenger automobile insurance in the United States, the twenty largest providers dominate the market for automobile insurance premiums. Insurance companies compete principally on the basis of price, marketing, consumer satisfaction and claims paying ability. State agencies closely regulate the product offerings, claims processes and the premium structure of insurance companies. In addition, the laws of many states require motorists to carry liability insurance at specified minimum levels.

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

    STAFF APPRAISAL. The insurance industry employs staff appraisers and claims representatives who, the Company estimates, handle most automobile claims. This estimate is based on the Company's claims experience, and interviews with its large insurance company customers. Staff appraisers handle a broad range of claims tasks, including appraisal, claims supplements, police reporting, total loss files, salvage processing and settlement payments. Based on the Company's internal estimates, staff appraisers typically handle twelve or more claims per day when in a drive-in facility and three to five claims per day when in the field. The Company believes that most insurance company staff appraisers use collision estimating software to prepare collision repair estimates.

    DIRECT REPAIR PROGRAMS. Seventeen of the top twenty automobile insurers, including each of the five largest, offer some form of direct repair program. Based on the Company's interviews with its insurance company customers, the fastest-growing method for handling automobile claims is through a DRP. The Company believes that DRPs present significant opportunities to both insurance companies and collision repair facilities to increase the satisfaction of their customers. By eliminating several days from the claims process, insurers utilizing DRPs reduce replacement rental car expense and eliminate the costs associated with dispatching an adjuster to appraise each vehicle. An automated DRP ensures accurate estimates, facilitates the use of alternate replacement parts and increases the productivity of auditors and reinspectors. The Company estimates that adjusters who formerly completed only three to five estimates per day under a staff appraisal program can review 20 to 25 claims per day under a DRP. Participating collision repair facilities gain volume and efficiency and reduce disputes with consumers and insurance companies.

    INDEPENDENT ADJUSTMENT. Based on the Company's interviews with its insurance customers, the Company estimates that independent claims adjusters handle 15% to 22% of all automobile claims. Independent adjusters offer their appraisal skills to a variety of insurance companies in a specific geographic location. Insurers typically outsource claims to independent adjusters where their market coverage does not justify hiring local staff or when the volume of work exceeds local capacity. The Company estimates that approximately half the independent adjusters that handle auto claims use automated collision estimating systems.

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

          OVERVIEW OF THE EUROPEAN AUTOMOBILE INSURANCE CLAIMS PROCESS

THE EUROPEAN AUTOMOBILE INSURANCE INDUSTRY

    The European automobile insurance market continues to consolidate rapidly with the emergence of a number of pan-European insurance groups with major operating companies in all European states. Across the market the twin pressures of price and customer service continue to force major change. There is now a general acceptance among insurers that they can increase efficiency in many aspects of claims management and this has led to an increasing focus on the possibilities of outsourcing claims operations in totality or in part. As a consequence, there is a rapidly emerging market for claims outsourcing focusing on utilizing market know how and information technology. The market, in general, has a very conservative view of technology; the use of effective management information and decision support tools has historically been very limited and represents a major opportunity.

    The actual size of the market for these providers varies significantly territory by territory, driven by local market and legal conditions. However, in 1999, there will be over 34 million motor claims across Europe and at today's level of outsourcing, the Company believes this equates to a $700 million market. All the Company's forecasts suggest this market will enjoy near double digit growth per annum over the next five years. The opportunity exists not only to supply the outsourcing services in totality, but also the individual tool components of the offer.

THE COLLISION REPAIR INDUSTRY

    As in the U.S., the collision repair industry is consolidating rapidly and moving towards larger more capital intensive units and repairer chains. However, across Europe there are still over 100,000 repair facilities. The situation in the United Kingdom market is typical of the major European markets; the number of repairers has halved in the last 7 years. In the future, the Company believes the market will be dominated by large, factory repair environments that deliver consistent customer service at the lowest cost to repair. These repair facilities will handle increasingly large components of the claims process and will have direct supply relationships with only one or two insurance companies.

    The emergence of these deep relationships will mean that insurance company's actively deal with fewer and fewer repairers. The Company believes the current process in which insurance company's are downsizing their direct repair networks reflects this trend. In order to service insurance company relationships, repair facilities are investing heavily in computer technology.

THE AUTOMOBILE CLAIMS PROCESS

    Within the automobile claim, the vehicle inspection/ repair cost audit is seen as critical in driving down cost for the insurer. Currently, insurers use a number of methods to manage this process:

    PHYSICAL INSPECTION. The insurance company will physically inspect vehicles to estimate repair costs. These inspections are carried out by the insurance company's staff, or Independent inspectors. This process is labor intensive and costly relative to the overall cost of the claim. Most companies operating in this area will use collision estimating software and some form of network data capture. The use of approved repairer networks assists in minimizing the number of inspection nodes. Insurance companies are constantly reviewing the cost of internal versus third party inspection. There is a discernible trend towards the use of third party agencies with a fixed price per inspection.

    REMOTE INSPECTION. The use of remote video inspections continues to grow as a low cost alternative to physical inspection. The falling cost of technology and the cost benefits available to the insurance companies will see further growth. In essence there are two types: live moving image inspection and still image inspection offline. The provision of these services represents a rapidly emerging outsourcing opportunity.

    AUDIT. Analysis of repair costs provided by computerized estimating. Currently the use of this approach is limited and has had only partial success. There is a clear need for automation and decision support tools to drive this option forward.

NEEDS AND OPPORTUNITIES IN THE AUTOMOBILE CLAIMS PROCESS

    The Company believes trends in the automobile insurance industry create several identifiable needs. First, automobile insurers need to increase consumer satisfaction through faster, more efficient claims handling procedures. Second, insurance companies need to improve working relationships with their primary service providers through the exchange of auditable data and improved communication. Third, large European insurers will need to use technology solutions to give them access to pan European data. Finally, smaller insurance companies need to become cost competitive with the major insurers by adopting solutions which provide economies of scale benefits.

    Trends in the collision repair industry also present collision repair facilities with several needs and opportunities. First, repair facilities need to secure a steady supply of customers through efficient marketing and greater connectivity to insurance companies. The development of approved repair networks are key in this area. Second, repair facilities need to improve their operating efficiency, business management and repair processing through affordable information and decision making tools.

    The Company believes that improvements in the automobile claims process will require that participants have ready access to data, decision making tools and efficient communications. As a result, there is a need for integrated, efficient solutions in the appraisal, repair and settlement processes which will speed repairs, assure consumer satisfaction and save money.

                             PRODUCTS AND SERVICES

    The Company is organized into three divisions, Insurance Services, Automotive Services and Consumer Processing Services, based on the nature of the products and services and the methods used to distribute these products and services. The Insurance Services Division offers products and services to its customers through the use of a direct selling force. These products and services generally are used by insurance companies to facilitate the processing of automobile physical damage claims and improve decision making in the insurance underwriting processes. The Automotive Services Division offers products and services to its customers through the use of independent sales representatives. These products and services are tools used by collision repair facilities to receive and process automobile damage claims electronically in conjunction with insurance companies. The Consumer Processing Services Division offers a suite of products and services for the complete outsourcing of automobile physical damage claims and bodily injury claims.

    The Company's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 65% of the Company's consolidated revenue for 1998 was from the sale of products and services to insurance companies with the remainder sold to collision repair facilities and other customers. The primary products and services sold by the Insurance Division include: TOTAL LOSS, PATHWAYS COLLISION ESTIMATING, PATHWAYS DIGITAL IMAGING, GUIDEPOST, EZNET AND CCC RATINGS SERVICES. The primary products and services sold by the Automotive Services Division include: EZEST, PATHWAYS COLLISION ESTIMATING, PATHWAYS DIGITAL IMAGING, PATHWAYS ENTERPRISE SOLUTION, GUIDELINES AND EZNET. The primary products and services sold by the Consumer Processing Services Division include: ACCESS, CARS and complete claims outsourcing.

    PATHWAYS WORKSTATION SOFTWARE. PATHWAYS is a windows-based workstation software platform designed to better serve the overall workflow needs of insurance field staffs and collision repairers. PATHWAYSoffers a common, graphical user interface across all applications which organizes claims in tabbed, electronic workfiles and reduces the time required to learn or develop new software functions or applications. PATHWAYSincludes a workflow manager which assists users in managing all aspects of their day-to-day activities, including receipt of new assignments, communication of completed activity, electronic file notes and reports as well as the automatic logging of key events in the claims process. The Company intends to integrate all of its existing field applications into this platform and develop all future field applications on PATHWAYS. PATHWAYS is fully integrated with the Company's communications network, allowing adjusters to operate in the field, and thereby reduce office and other expenses. The first PATHWAYS application was PATHWAYS Collision Estimating, which provides improved functionality when compared to the predecessor DOS based EZEST product.

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

    COLLISION ESTIMATING SERVICES AND PRODUCTS. EZEST was the first stand-alone, PC-based collision estimating system utilizing intelligent logic to automate the process of eliminating repair activity overlaps and automating all included operations and ancillary repair work in preparing an estimate. Intelligent logic represents automation of procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. The Company now also offers its next generation collision estimating product, Pathways Collision Estimating. Pathways provides automobile insurers and collision repairers with fast and reliable estimates at a low cost. Pathways runs on any IBM-compatible laptop or desktop computer and contains all nine volumes of the Motor Crash Estimating Guide and other data necessary to build an estimate. The Company licenses the Motor

Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of Pathways is its recycled part valuation upgrade which will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The Pathways software, Motor Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. Pathways is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities.

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

    GUIDEPOST AND GUIDELINES DECISION SUPPORT. GUIDEPOST AND GUIDELINES are executive information and data navigation software packages. GUIDEPOST allows insurance managers to electronically evaluate results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. GUIDELINES provides similar functions for collision repair managers. GUIDEPOST updates are distributed monthly. GUIDELINES is an Internet based product which users access via a web browser.

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

    CLAIMS OUTSOURCING SERVICES AND PRODUCTS. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses a network of Company certified, fully equipped repair facilities and the Company's claims management tools to provide fast, low cost claims settlement with high customer satisfaction. In addition, the Company provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements. CARS is a computerized rental car reservations service which is most often used in conjunction with ACCESS services. During the claims reporting process, a rental car is reserved for the consumer and the useage of the rental car is monitored against the vehicle restoration date, thus improving consumer satisfaction aond reducing car rental expense. CARS is sold on a per transaction basis and under multi-year agreements. The Company offers third party claims administration
(TPA), a complete claims outsourcing service that manages all aspects of the claim process. Using a proprietary, state-of-the-art, paperless claims management system, the outsourcing service takes the initial loss notification and manages the file through settlement.

    CCC RATINGS SERVICES--Through a relationship with InsurQuote Systems Inc. ("InsurQuote"), the Company offers services to insurance underwriters that assist in the process of rate filing for new products, as well as services that help underwriters better analyze the competitive rate environment.

    PATHWAYS ENTERPRISE SOLUTION--The Company offers a computerized management information system for collision repair operations. PATHWAYS ENTERPRISE SOLUTION is a state of the art product based on the latest

Microsoft development tools which allows for centralized management of consolidated collision repair operations.

                                   CUSTOMERS

    The Company's business is based on relationships with the two primary users of the Company's services: automobile insurance companies and collision repair facilities. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

    The Company's products are used by approximately 13,000 collision repair facilities. The Company has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use the Company's services and products as a means to participate in insurance DRP programs, thereby making the use of the Company's services and products important to the repair facilities business growth.

    Over 60% of the Company's revenue for 1998 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are sold either on a monthly subscription or a per transaction basis. Of the Company's ten largest customers in the Insurance Division with multiyear contracts five are due for renewal in 1999, representing 19% of the Insurance Division revenue.

                              SALES AND MARKETING

    Including Collision Repair Representatives, the Company utilizes approximately 350 sales and service professionals across five different sales organizations and certain other sales and marketing functions to market and sell its services and products. Employee counts below for each of the five sales organization are as of December 31, 1998.

    NATIONAL SALES ORGANIZATION. The National Sales Organization comprises national account managers ("NAMs") who focus on the Company's overall relationships with the home and regional offices of insurance companies. NAMs are experienced sales professionals charged with meeting customers' business needs with a consultative approach.

    TECHNICAL ACCOUNT MANAGEMENT GROUP. The Technical Account Management Group consists of Technical Account Managers ("TAMs") who identify opportunities to better integrate CCC products and services with our clients' internal systems, resulting in the development of custom and standards-based user interfaces. The TAMs also play a critical role in reviewing customer business practices to benchmark current operations and to identify opportunities for improvement. TAMs often work closely with customer system staffs to assure smooth implementation of more technically complicated and customized service offerings.

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

    PRODUCT SALES AND DELIVERY ORGANIZATION. The Product Sales and Delivery Organization ("PSDO") is focused on the quality sale and delivery of the Company's products and services into the insurance market. A team of product specialists, who are industry experts in specific client process segments are responsible for growing the Company's market share. They work closely with other sales organizations to bring specific product expertise to our customers.

    COLLISION REPAIR REPRESENTATIVES. The Company contracts independent sales representatives to sell the Company's products to collision repair facilities across the country. The primary representatives are assigned geographic territories and often employ secondary representatives to increase presence in particular areas. The representatives are highly experienced within the collision repair industry and typically assist customers in dealing with a variety of business issues. The Company has recently converted a portion of its collision repair independent representative sales force to full time employees focused on servicing and cross-selling current collision repair customers.

    The Company's marketing efforts for the automobile insurance industry are conducted as follows: development of professional collateral materials used by the sales force, an annual company sponsored industry conference for senior claims executives and collision repair industry leaders and publication of articles in industry and national print media.

    The Company's marketing efforts for the automobile repair market are conducted through participation in national and regional trade shows, lead generating direct marketing programs, collateral materials and trade advertising.

                              TRAINING AND SUPPORT

    Field appraisers, claim representatives and collision repair facility owners use the Company's tools and information for decision making. The Company addresses its customer service needs through a field and telephone training and support staff that consists of approximately 450 employees. The support staff consists of individuals with technical knowledge and experience relating not only to application software, operating systems and network communications, but also to new and used car automobile markets and collision repair. The Company routinely analyzes customer call types to modify products or training and, whenever necessary, will dispatch a field representative to provide process assistance. The support stafff also includes individuals that process the bodily injury and physical damage claims.

                                   TECHNOLOGY

    Underlying each of the Company's principal services and products are databases which customers access through software and the Company's communications network.

    VEHICLE VALUATION PRODUCTS AND SERVICES. The Company's proprietary database of valuation data used in connection with its TOTAL LOSS products and services is built through the Company's own data collection network. This network includes detailed used car inventory and sales data from more than 4,500 automobile dealers throughout the United States and Canada, as well as data from local newspaper advertisements and prior transactions. The database includes more than 18 million prior valuations, including theft data. The Company maintains its TOTAL LOSS database on a mainframe computer which customers directly access using the Company's proprietary communications network or by telephone or facsimile.

    COLLISION ESTIMATING PRODUCTS AND SERVICES. The Company offers its collision estimating products and services through a personal computer-based, open systems approach using its object-oriented design. The Company's principal database for its collision estimating products is the Motor Crash Estimating Guide published by a subsidiary of The Hearst Corporation. The Company licenses this database under a contract which was extended in 1998 for a term of 20 years, that grants to the Company a license to publish the database electronically. This contract includes the exclusive license for intelligent logic to the insurance industry, the integral component of collision estimating software. See further discussion of this contract under "Intellectual Property."

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

    EUROPEAN MARKET PRODUCTS AND SERVICES. The Company entered into a joint venture agreement with Hearst Communications Inc. for the purpose of assisting Hearst in the development and implementation of the Company's technology and tools for the European market. As part of the joint venture, the Company intends to deliver its collision estimating products and services which include a European version of the Motors database as well as an enhanced communications network. The Company will also leverage its Pathways architecture to create the next generation of appraisal and reinspection workstations for the insurance industry.

    CCC RATINGS SERVICES. The Company, through its investment in InsurQuote, has an opportunity to market services to insurance underwriters which utilize proprietary rating data and software developed by InsurQuote.

                      PRODUCT DEVELOPMENT AND PROGRAMMING

    The Company's ability to maintain and grow its position in the claims industry is dependent upon expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. The Company's product development and programming efforts principally consist of software development, development of enhanced communication protocols and applications, and database design and enhancement. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing products and services, and reducing development costs. The Company uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. The Company develops products in close collaboration with its clients based on specific needs. The Company's total product development and programming expense was $25.8 million, $20.2 million and $17.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    The Company has trademarked virtually all of its products and services. These marks are used by the Company in the advertising and marketing of the Company's products and services. EZEST, PATHWAYS and CCC are well-known marks within the automobile insurance and collision repair industries. The Company has patents for its collision estimation product pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. While the TOTAL LOSS calculation process is not patented, the methodology and processes are trade secrets of the Company and are essential to the Company's TOTAL LOSS business. Despite these precautions, the Company believes that existing laws provide only limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology.

    Certain data used in the Company's services and products is licensed from third parties for which they receive royalties. The Company does not believe that the Company's services and products are significantly dependent upon licensed data, other than the Motor Crash Estimating Guide data, because the Company believes it can find alternative sources for such data. The Company does not believe that it has access to an alternative database that would provide comparable information to the Motor Crash Estimating Guide. The Motor Crash Estimating Guide is licensed from the Hearst Corporation through a scheduled expiration of April 1, 2018. Any interruption of the Company's access to the Motor Crash Estimating Guide data could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                   EMPLOYEES

    As of December 31, 1998, the Company had approximately 1,500 full-time employees of whom approximately 350 were employed in sales and marketing functions (excluding independent collision repair representatives), approximately 450 were employed in customer support functions, approximately 315 in product development and quality assurance functions, approximately 265 in operations and approximately 120 in finance and administration. The Company regularly seeks to identify skilled software engineers and other potential employee candidates, and has found that competition for personnel in the software industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel will be critical to execute its business plans. The Company's employees are not represented by any collective bargaining agreement or organization. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

    The Company's corporate office is located in Chicago, Illinois where the Company leases approximately 141,000 square feet of a multi-tenant facility under several leases, the last of which expires in November 2008. The Company leases approximately 84,000 square feet in Glendora, California where a satellite development center and distribution center are housed, under a lease expiring in August 2000. The Company also leases 26,000 square feet in Placenta, California where Professional Claims Services, Inc. provides claims adjusting and third party administration in the western United States, under a lease expiring in November 2001. The Company purchased a 50,000 square foot facility in Sioux Falls, South Dakota in 1998 in connection with relocating certain customer service and claims processing operations. The Company believes that its existing facilities and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In March 1999, the Company completed settlement of a lawsuit filed in late 1998 involving a former independent sales representative. This settlement resulted in a charge of $1.7 million including, among other things, payment for past earned commissions, resolution of disputed commissions, and other costs associated with the resolution of the dispute.

    The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock (symbol: CCCG) is traded on the Nasdaq National Market ("Nasdaq"). Low and high sales prices of the Common Stock were as follows:

                                                           1998                                         1997
                                    --------------------------------------------------  -------------------------------------
                                      FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD       SECOND
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Low...............................   $    9.50    $   11.13    $   16.31    $   18.88    $   17.38    $   14.70    $   11.75
High..............................   $   17.25    $   17.75    $   28.13    $   28.75    $   23.88    $   21.00    $   19.50


                                       FIRST
                                      QUARTER
                                    -----------
Low...............................   $   12.50
High..............................   $   19.50

    Since the public offering, no dividends have been declared on shares of the Company's Common Stock and the Company's Board of Directors currently has no intention to declare such dividends. As of March 30, 1999, there were 23,737,944 shares of Common Stock issued and outstanding. There were 98 stockholders of record on March 30, 1999, plus an indeterminate number of stockholders that hold shares of Common Stock in the names of nominees.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1998       1997       1996       1995      1994(*)
                                                                     ---------  ---------  ---------  ---------  ---------

                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...........................................................  $ 188,169  $ 159,106  $ 130,977  $ 115,519  $  91,917
Expenses:
  Operating expenses...............................................    164,813    133,401    110,846    104,697     84,094
  Purchased research and development...............................         --         --         --         --     13,791
  Litigation settlements...........................................      1,650         --         --      4,500      1,750
  Relocation of claims settlement function.........................      1,707         --         --         --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Operating income (loss)............................................     19,999     25,705     20,131      6,322     (7,718)
Equity in loss of CCCDC Joint Venture..............................         --         --         --         --       (615)
Interest expense...................................................       (258)      (139)    (2,562)    (5,809)    (7,830)
Other income, net..................................................        697      1,505        636        482        316
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) from operations before income taxes..................     20,438     27,071     18,205        995    (15,847)
Income tax (provision) benefit.....................................     (8,860)   (11,239)    (2,683)       291      2,688
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) before equity losses, minority interest and
  extraordinary item...............................................     11,578     15,832     15,522      1,286    (13,159)
Equity in net losses of affiliates.................................    (11,658)        --         --         --         --
Minority share in earnings of subsidiaries.........................         (1)        --         --         --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations...........................        (81)    15,832     15,522      1,286    (13,159)
Income from discontinued operations, net of income taxes...........         --         --         --         --      1,006
Extraordinary loss on early retirement of debt, net of income
  taxes............................................................         --         --       (678)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss)..................................................        (81)    15,832     14,844      1,286    (12,153)
Dividends and accretion on mandatorily redeemable preferred
  stock............................................................         43       (365)    (6,694)    (3,003)    (1,518)
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $     (38) $  15,467  $   8,150  $  (1,717) $ (13,671)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
INCOME (LOSS) PER COMMON SHARE--BASIC
Income (loss) applicable to common stock from:
  Continuing operations............................................  $       -  $    0.65  $    0.46  $   (0.11) $   (1.12)
  Income from discontinued operations, net of tax..................         --         --         --         --       0.08
  Extraordinary loss on early retirement of debt, net of income
    taxes..........................................................         --         --      (0.03)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $       -  $    0.65  $    0.43  $   (0.11) $   (1.04)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) PER COMMON SHARE--DILUTED
Income (loss) applicable to common stock from:
  Continuing operations............................................  $       -  $    0.62  $    0.43  $   (0.11) $   (1.12)
  Income from discontinued operations, net of tax..................         --         --         --         --       0.08
  Extraordinary loss on early retirement of debt, net of income
    taxes..........................................................         --         --      (0.03)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $       -  $    0.62  $    0.40  $   (0.11) $   (1.04)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic............................................................     24,616     23,807     19,056     16,300     13,090
  Diluted..........................................................     25,188     24,959     20,367     16,300     13,090

------------------------

(*) The Company accounted for its interest in the CCC Development Company
    ("CCCDC") Joint Venture under the equity method of accounting prior to acquiring the remaining interest in the CCCDC Joint Venture, effective March 30, 1994.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

                                                                                 DECEMBER 31,
                                                          ----------------------------------------------------------
                                                             1998        1997        1996        1995        1994
                                                          ----------  ----------  ----------  ----------  ----------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and marketable securities........................  $    1,526  $   32,118  $   18,404  $    3,895  $    5,702
  Working capital.......................................       3,281      28,735       8,093     (17,953)    (15,549)
  Total assets..........................................      79,018      83,494      58,268      44,093      52,232
  Current portion of long-term debt.....................          --         111         120       7,660       5,340
  Long-term debt, excluding current maturities..........      11,000          --         111      27,220      35,753
  Mandatorily redeemable preferred stock................         688       5,054       4,688      34,125      31,122
  Stockholders' equity (deficit)........................      35,303      45,827      24,293     (56,420)    (54,729)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The Company's net income (loss) for the periods indicated, are set forth below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
  Revenues....................................................................  $  188,169  $  159,106  $  130,977
  Expenses:
  Operating Expenses:
    Production and customer support...........................................      48,242      35,657      31,828
    Commissions, royalties and licenses.......................................      21,495      18,939      14,009
    Selling, general and administrative.......................................      60,053      50,914      40,653
    Depreciation and amortization.............................................       9,210       7,688       7,330
    Product development and programming.......................................      25,813      20,203      17,026
  Litigation settlement.......................................................       1,650          --          --
  Relocation of claims settlement function                                           1,707          --          --
                                                                                ----------  ----------  ----------
  Operating income............................................................      19,999      25,705      20,131
  Interest expense............................................................        (258)       (139)     (2,562)
  Other income, net...........................................................         697       1,505         636
                                                                                ----------  ----------  ----------
  Income from operations before income taxes..................................      20,438      27,071      18,205
  Income tax provision........................................................      (8,860)    (11,239)     (2,683)
                                                                                ----------  ----------  ----------
  Income before equity losses, minority interest and extraordinary items......      11,578      15,832      15,522
  Equity in net losses of affiliates..........................................     (11,658)         --          --
  Minority share in earnings of subsidiaries..................................          (1)         --          --
                                                                                ----------  ----------  ----------
  Income (loss) before extraordinary item.....................................         (81)     15,832      15,522
  Extraordinary loss on early retirement of debt, net of income taxes.........          --          --        (678)
                                                                                ----------  ----------  ----------
  Net income (loss)...........................................................  $      (81) $   15,832  $   14,844
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

OVERVIEW

    The Company is a supplier of automobile claims information and processing, claims management software and communication services. The Company's customers include insurance companies and collision repair facilities. The Company's products and services are designed to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    The Company is organized into three divisions, Insurance Services, Automotive Services and Consumer Processing Services, based on the nature of the products and services and the methods used to distribute these products and services. The Insurance Services Division offers products and services to its customers through the use of a direct selling force. These products and services generally are used by insurance companies to facilitate the processing of automobile physical damage claims and improve decision making in the insurance underwriting processes. The Automotive Services Division offers products and services to its customers through the use of independent sales representatives. These products and services are tools used by collision repair facilities to receive and process automobile damage claims electronically in conjunction with insurance companies. The Consumer Processing Services Division offers a suite of products and services for the complete outsourcing of automobile physical damage claims and bodily injury claims The Company sells its products to two primary customer groups: insurance companies (approximately 65% of revenue in 1998) and collision repair facilities. In addition, certain Company products and services are aimed at improving the efficiency of both markets by enabling the two groups to communicate electronically. The Company's principal products for insurance companies are its TOTAL LOSS vehicle valuation service, used to estimate the value of unrepairable vehicles, and its PATHWAYS collision estimating software, used to estimate the cost of repairing vehicles. The Company also offers PATHWAYS DIGITAL IMAGING, GUIDEPOST, EZNET and CCC RATINGS SERVICES. In addition to claims processing tools, the Company offers insurers ACCESS, an integrated appraisal and restoration management service, CARS, a car rental management service and TPA, a complete claims outsourcing service. The Company also offers its PATHWAYS workflow management software, which integrates the Company's information and software products into a total workflow management solution for insurance field appraisal staffs. The Company's principal products for collision repair facilities is its EZEST, PATHWAYS and PATHWAYS DIGITAL IMAGING.

    TOTAL LOSS vehicle valuation services are generally obtained through direct dial-up access to the Company's host-based valuation system and billed to insurance companies on a per valuation basis or under contract terms that specify fixed fees for a prescribed number of transactions. Collision Estimating software subscriptions are billed monthly in advance. EZNET communication services are generally priced on a per transaction basis. ACCESS and CARS services are billed monthly on a per transaction basis. The TPA services are sold on a per claim and performance sharing basis under multi-year contracts. Monthly subscription and transaction rates for all products and services are established under negotiated contracts or pricing agreements. In general, customer account balances are settled monthly. Under the terms of certain contracts involving quarterly or annual prepayments, deferred revenues are recorded and subsequently recognized over the periods in which related revenues are earned.

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

    As a result of debt incurred in connection with the Company's 1988 acquisition of CCC, the Company became highly leveraged. The Company's ability to invest in new product development and conduct its business in accordance with its business plan was constrained by limitations imposed by its acquisition

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

borrowings. The Company formed CCCDC to develop the EZEST collision estimating software. In June 1994, the Company completed a recapitalization. In connection with this recapitalization, White River acquired $39 million of Mandatorily Redeemable Preferred Stock ("Preferred Stock"), and 7,050,840 shares of the Company's common stock (the "White River Transaction"), and CCC entered into the 1994 bank credit facility. White River immediately sold $1,462,000 of the Preferred Stock (3.7% of the then-outstanding Preferred Stock) and 264,407 shares of the Common Stock (1.6% of the then-outstanding Common Stock) to two investment partnerships affiliated with Hambrecht & Quist LLC. In 1994, the Company acquired the 50% of CCCDC that it did not previously own. In 1995, the Company consolidated this investment with its other operations.

    The Preferred Stock includes certain rights set forth in detail in Notes 14 and 15 to the consolidated financial statements, Mandatorily Redeemable Preferred Stock and Initial Public Offering of Common Stock, respectively. In particular, the Series E Preferred Stock permits White River and its affiliates to cast 51% of the votes to be cast on any matter to be voted on by the holders of the Company's common stock, subject to reductions in the event that either the Company redeems part of the outstanding Series E Preferred Stock or White River and its affiliates no longer hold all of such stock. In addition, under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock. This Stockholders Agreement expires in June 1999, at which time White River will no longer hold Series E Preferred Stock which provides WR 51% voting power as a condition of the Agreement of the votes.

    Depreciation/amortization expense through March 1996 includes depreciation attributable to certain software acquired through the Company's acquisition of UCOP's interest in CCCDC. In the purchase price allocation for the CCCDC acquisition, $5.2 million was assigned to purchased software, $13.8 million was assigned to in-process research and development software projects, $6.6 million was assigned to acquired tangible assets and the balance of $3.7 million was assigned to goodwill.

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not significant.

    The Company believes that its future success depends on its ability to enhance its current services and products and to develop new services and products that address the needs of its customers. As a result, the Company has in the past and intends to continue to commit substantial resources to product development and programming. Over the past three years ended December 31, 1998 the Company expended approximately $63.0 million for product development and programming.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

NET INCOME (LOSS) AS A PERCENTAGE OF REVENUE

    The Company's net income (loss), as a percentage of revenue for the periods indicated, are set forth below:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Revenues...........................................................................      100.0%     100.0%     100.0%

Expenses:
  Operating Expenses:
    Production and customer support................................................       25.7       22.4       24.3
    Commissions, royalties and licenses............................................       11.4       11.9       10.7
    Selling, general and administrative............................................       31.9       32.0       31.0
    Depreciation and amortization..................................................        4.9        4.8        5.6
    Product development and programming............................................       13.7       12.7       13.0
    Litigation settlement..........................................................        0.9         --         --
    Relocation of claims settlement function.......................................        0.9         --         --
                                                                                     ---------  ---------  ---------
Operating income...................................................................       10.6       16.2       15.4
Interest expense...................................................................       (0.1)      (0.1)      (2.0)
Other income, net..................................................................        0.4        0.9        0.5
                                                                                     ---------  ---------  ---------
Income from operations before income taxes.........................................       10.9       17.0       13.9
Income tax provision...............................................................       (4.7)      (7.1)      (2.0)
                                                                                     ---------  ---------  ---------
Income before equity losses, minority interest and extraordinary items.............        6.2        9.9       11.9
Equity in net losses of affiliates.................................................       (6.2)        --         --
Minority share in earnings of subsidiaries.........................................         --         --         --
                                                                                     ---------  ---------  ---------
Income (loss) before extraordinary item............................................         --        9.9       11.9
Extraordinary loss on early retirement of debt, net of income taxes................         --         --        0.5
                                                                                     ---------  ---------  ---------
Net income (loss)..................................................................         --%       9.9%      11.4%
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

1998 COMPARED WITH 1997

    For the year ended December 31, 1998, the Company reported a net loss applicable to common stock of $38 thousand, or $0.00 per share on a diluted basis, versus net income applicable to common stock of $15.5 million, or $0.62 per share on a diluted basis, for the same period last year. The change in income per share on a diluted basis was the result of recording the equity in net losses of affiliates of $11.7 million, or $0.46 per share, a litigation settlement of $0.04 per share, relocation of claims settlement function of $0.04 per share, as well as other increases in expenses ahead of revenue growth as described below. Operating income for the year ended December 31, 1998 of $20.0 million was also $5.7 million less than the same period last year reflecting increased spending on new and enhanced products and customer support activities. The equity in net losses of affiliates of $11.7 million is principally the result of the Company's investment in InsurQuote, which resulted in the recording of an $11.4 million loss for the year.

    REVENUES. Revenues for the year ended December 31, 1998 of $188.2 million were $29.1 million, or 18.3% higher than the same period last year. The increase in revenues was due primarily to continued growth in the Company's Consumer Processing Services Division. Revenues for the Consumer Processing Services Division for the year ended December 31, 1998 of $22.7 million were $13.1 million or 136% higher

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

than the same period last year. In addition, revenues for the Automotive Services Division for the year ended December 31, 1998 of $63.5 million were $12.4 million or 24.3% higher than the same period last year. The revenues for the Insurance Services Division for the year ended December 31, 1998 of $101.4 million were $5.0 million or 5.2% higher than the same period last year. The increase in both the Automotive Services and the Insurance Services Divisions were due to growth in the digital imaging product and collision estimating software seats.

    PRODUCTION AND CUSTOMER SUPPORT.

    Production and customer support increased from $35.7 million or 22.4% of revenue to $48.2 million or 25.7% of revenue. The year over year variance was due primarily to additional production and customer support related to Consumer Processing Services, Pathways workflow/collision estimating seats and the introduction of Pathways Enterprise Solutions.

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses increased from $18.9 million or 11.9% of revenues to $21.5 or 11.4% of revenues. The increase was due primarily to higher revenues from autobody collision estimating licensing which generates both a commission and a data royalty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $50.9 million or 32.0% of revenues to $60.0 million or 31.9% of revenues. Headcount increases as well as higher average wages necessary to recruit and retain key employees were the principal reasons for the increase, along with additional bad debt provisions associated with the expansion of the Automotive Services Division customer base.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $7.7 million to $9.2 million. The increase in depreciation year over year was principally the result of higher internal capital expenditures for the Consumer Processing Services Division and depreciation and amortization associated with the acquisitions.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $20.2 million or 12.7% of revenue to $25.8 million or 13.7% or revenue. The increase in costs over prior year mainly related to the growth in the Consumer Processing Services Division, Year 2000 compliance spending and other new product development.

    LITIGATION SETTLEMENT. Litigation settlement costs of $1.7 million related to a claim filed in the fourth quarter of 1998 by an independent sales representative settled in early 1999.

    RELOCATION OF CLAIMS SETTLEMENT FUNCTION. Relocation of the claims settlement function of $1.7 million related to relocating certain customer service and claims processing operations to South Dakota was incurred in 1998.

    OTHER INCOME/INTEREST EXPENSE AND INCOME TAXES. Net other income/interest decreased from $1.4 million to $0.4 million. The effective income tax rate increased from 41.5% to 43.4%.

    EQUITY IN LOSSES OF AFFILIATES: 1998 results include an $11.4 million loss in InsurQuote and $0.2 million loss from Enterstand Joint Venture.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

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

    REVENUES Revenues for the year ended December 31, 1997 of $159.1 million were $28.1 million, or 21.5% higher than the same period last year. Revenues for the Insurance Services Division for the year ended December 31, 1997 of $96.3 million were $13.2 million or 15.8% higher than the same period last year primarily due to the growth in collision estimatings software seats and increase in the VEHICLE VALUATION SERVICES due to higher transaction volumes. In addition, revenues for the Automotive Services Division for the year ended December 31, 1997 of $51.0 million were $12.6 million or 32.6% higher than the same period last year also due to growth in collision estimating seats. Revenues for the Consumer Processing Services Division for the year ended December 31, 1997 of $9.6 million were $2.4 million or 33.7% higher than the same period last year due to the introduction of the TPA business and incremental transaction volume in ACCESS and CARS.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1998, net cash provided by operating activities was $15.9 million. The Company applied $11.0 million, to purchase equipment and software, and $1.8 million to the purchase of land and building in Sioux Falls, South Dakota associated with the relocation of certain customer service

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

and claims processing operations. The Company invested $20 million in InsurQuote, which is developing services to manage insurance rating information. The Company purchased two subsidiaries for $4.5 million to expand its Consumer Processing Services operations domestically and in Europe and invested $2.0 million in an Enterstand, an international joint venture to develop products for the European marketplace. The Company also repurchased 1.4 million of the Company's outstanding shares for $15.7 million.

    On October 28, 1998, the credit facility between CCC and the commercial bank was amended and restated, from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility, CCC increased its ability to borrow under the revolving line of credit to $50 million. In addition, the maturity date of the credit facility was extended to October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate (LIBOR) plus 1.0% or the prime rate in effect from time to time, as selected by CCC. The Company's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

    Under the bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make investments and declare dividends.

    During the year ended December 31, 1997, net cash provided by operating activities was $20.1 million. The Company applied $8.1 million to purchase equipment and software and invested the rest of the excess cash in marketable securities.

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

    The Company has over the past three years been able to fund all of its working capital needs and capital expenditures from cash generated from operations. Management believes that cash flows from operations and available credit line facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

YEAR 2000 ISSUE

    BACKGROUND. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000 ("Year 2000 Problem"). These problems are widely expected to increase in frequency and severity as the year 2000 approaches. The Company defines an application to be Year 2000 compliant if it can accurately process date data (including calculating, comparing and sequencing) from, into and between 1999 and 2000, including leap year calculations.

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

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

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

    INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment, with the exception of desktop hardware and software applications, used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the middle of 1999. The Company expects to complete testing of desktop hardware and software applications by the second quarter of 1999 and upgrades will be scheduled as needed.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has nearly completed its assessment and expects that most facility and office equipment will be compliant by June 1999.

    The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. Currently, the Company is expensing approximately $600 thousand per quarter associated with this effort. It is expected that this cost will continue through the fourth quarter of 1999. This estimate is being monitored and will be revised as additional information becomes available.

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

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

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

    CONTINGENCY PLANS. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems that may occur. The Company expects to complete its contingency plans by April 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

    Based on the activities described above, Management believes the Company is devoting the necessary resources to identify and resolve Year 2000 Problems. The success of this effort and a favorable outcome to the various potential situations described herein will determine the impact the Year 2000 Problem has on the Company's business or results of operations

FORWARD-LOOKING STATEMENTS

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

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to Stockholders on or about March 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to Stockholders on or about March 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to Stockholders on or about March 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to CCC Information Services Group Inc.'s Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, which was filed with the Securities and Exchange Commission and provided to Stockholders on or about March 31, 1999.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                                   PAGE(S)
                                                                                  ---------
Report of Independent Accountants...............................................     26
Consolidated Financial Statements:
  Consolidated Statement of Operations..........................................     27
  Consolidated Balance Sheet....................................................     28
  Consolidated Statement of Cash Flow...........................................     29
  Consolidated Statement of Stockholders' Equity (Deficit)......................     30
  Notes to Consolidated Financial Statements....................................    31-48

        2.  Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..................     49

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        3.  Exhibits

Index to Exhibits...............................................     50

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by CCC Information Services Group Inc. during 1998.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1 and (a)2 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. (a subsidiary of White River Ventures, Inc.) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
March 31, 1999
Chicago, Illinois

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  188,169  $  159,106  $  130,977
Expenses:
  Production and customer support............................................      48,242      35,657      31,828
  Commissions, royalties and licenses........................................      21,495      18,939      14,009
  Selling, general and administrative........................................      60,053      50,914      40,653
  Depreciation and amortization..............................................       9,210       7,688       7,330
  Product development and programming........................................      25,813      20,203      17,026
  Litigation settlement......................................................       1,650          --          --
  Relocation of claims settlement function...................................       1,707          --          --
                                                                               ----------  ----------  ----------
Operating income.............................................................      19,999      25,705      20,131
Interest expense.............................................................        (258)       (139)     (2,562)
Other income, net............................................................         697       1,505         636
                                                                               ----------  ----------  ----------
Income from operations before income taxes...................................      20,438      27,071      18,205
Income tax provision.........................................................      (8,860)    (11,239)     (2,683)
Income before equity losses, minority interest and extraordinary item........      11,578      15,832      15,522
Equity in net losses of affiliates...........................................     (11,658)         --          --
Minority share in earnings of subsidiaries...................................          (1)         --          --
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary item......................................         (81)     15,832      15,522
Extraordinary loss on early retirement of debt, net of income taxes..........          --          --        (678)
                                                                               ----------  ----------  ----------
Net income (loss)............................................................         (81)     15,832      14,844
Dividends and accretion on mandatorily redeemable preferred stock............          43        (365)     (6,694)
                                                                               ----------  ----------  ----------
Net income (loss) applicable to common stock.................................  $      (38) $   15,467  $    8,150
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

PER SHARE DATA:

INCOME (LOSS) PER COMMON SHARE--BASIC
  Income (loss) applicable to common stock before extraordinary item.........  $       --  $     0.65  $     0.46
  Extraordinary loss on early retirement of debt, net of income taxes........          --          --       (0.03)
                                                                               ----------  ----------  ----------
  Net income (loss) applicable to common stock...............................  $       --  $     0.65  $     0.43
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
INCOME (LOSS) PER COMMON SHARE--DILUTED
  Income (loss) applicable to common stock before extraordinary item.........  $       --  $     0.62  $     0.43
  Extraordinary loss on early retirement of debt, net of income taxes........          --          --       (0.03)
                                                                               ----------  ----------  ----------
Net income (loss) applicable to common stock.................................  $       --  $     0.62  $     0.40
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding
  Basic......................................................................      24,616      23,807      19,056
  Diluted....................................................................      25,188      24,959      20,367

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
                                                       ASSETS
Cash..........................................................................................  $   1,526  $   2,064
Investments in marketable securities..........................................................         --     30,054
Accounts receivable, net......................................................................     23,212     18,302
Income taxes receivable.......................................................................        272         --
Other current assets..........................................................................      5,726      5,270
                                                                                                ---------  ---------
      Total current assets....................................................................     30,736     55,690
Property and equipment, net of accumulated depreciation of $34,494 and $26,793 at December 31,
  1998 and 1997, respectively.................................................................     14,951      9,700
Goodwill, net of accumulated amortization of $11,845 and $10,238 at December 31, 1998 and
  1997, respectively..........................................................................     12,799      9,885
Deferred income taxes.........................................................................      7,371      7,237
Investments in affiliates.....................................................................      9,843         --
Other assets..................................................................................      3,318        982
                                                                                                ---------  ---------
      Total Assets............................................................................  $  79,018  $  83,494
                                                                                                ---------  ---------
                                                                                                ---------  ---------
                    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.........................................................  $  23,128  $  18,383
Income taxes payable..........................................................................         --      2,637
Current portion of long-term debt.............................................................         --        111
Deferred revenues.............................................................................      4,327      5,824
                                                                                                ---------  ---------
      Total current liabilities...............................................................     27,455     26,955
Long-term debt................................................................................     11,000         --
Deferred revenues.............................................................................        956      1,728
Other liabilities.............................................................................      3,611      3,930
Minority interest.............................................................................          5         --
Commitments and contingencies (Note 19).......................................................
                                                                                                ---------  ---------
      Total liabilities.......................................................................     43,027     32,613
Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 684 shares
  and 4,915 shares designated and outstanding at December 31, 1998 and 1997, respectively)....        688      5,054
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Common stock ($0.10 par value, 30,000,000 shares authorized, 23,700,165 and 24,577,910 shares
  issued and outstanding at December 31, 1998 and 1997, respectively).........................      2,510      2,458
Additional paid-in capital....................................................................     95,573     90,273
Accumulated deficit...........................................................................    (46,469)   (46,431)
Accumulated other comprehensive income........................................................        (26)        --
Treasury stock, at cost ($0.10 par value, 1,521,925 and 117,618 shares in treasury at December
  31, 1998 and 1997, respectively)............................................................    (16,285)      (473)
                                                                                                ---------  ---------
      Total stockholders' equity..............................................................     35,303     45,827
                                                                                                ---------  ---------
        Total Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Equity....  $  79,018  $  83,494
                                                                                                ---------  ---------
                                                                                                ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------

                                                                                            YEAR ENDED DECEMBER 31,
Operating Activities:
  Net income (loss)...................................................................  $     (81) $  15,832  $  14,844
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Extraordinary loss on early retirement of debt, net of income taxes...............         --         --        678
    Equity in net losses of affiliates................................................     11,658         --         --
    Depreciation and amortization of property and equipment...........................      7,566      6,307      5,948
    Amortization of goodwill..........................................................      1,604      1,345      1,345
    Deferred income tax benefit.......................................................       (296)      (827)    (2,600)
    Other, net........................................................................        536        (12)    (2,889)
    Changes in:
      Accounts receivable, net........................................................     (4,119)    (8,530)       127
      Other current assets............................................................       (438)    (2,063)      (330)
      Other assets....................................................................     (2,324)       175        (58)
      Accounts payable and accrued expenses...........................................      4,370      2,562     (3,831)
      Current income taxes............................................................        253      5,394      3,371
      Deferred revenues...............................................................     (2,289)      (154)     2,046
      Other liabilities...............................................................       (527)        41      1,604
                                                                                        ---------  ---------  ---------
        Net cash provided by operating activities.....................................     15,913     20,070     20,255
                                                                                        ---------  ---------  ---------
Investing Activities:
  Capital expenditures................................................................    (12,788)    (8,051)    (5,568)
  Purchase of investment securities...................................................    (12,778)   (75,164)    (9,001)
  Purchase of subsidiaries, net of cash received......................................     (4,485)        --         --
  Investment in affiliates............................................................    (22,000)        --         --
  Proceeds from sales of investment securities........................................     42,832     54,111         --
  Other, net..........................................................................        (15)        21         25
                                                                                        ---------  ---------  ---------
        Net cash used for investing activities........................................     (9,234)   (29,083)   (14,544)
                                                                                        ---------  ---------  ---------
Financing Activities:
  Principal payments on long-term debt................................................     (5,111)      (120)   (46,740)
  Proceeds from issuance of long-term debt............................................     16,000         --     10,750
  Public offering of common stock, net of underwriters' discounts.....................         --         --     73,795
  Redemption of preferred stock, including accrued dividends..........................     (4,323)        --    (36,131)
  Payment of equity and debt issue costs..............................................         --         --     (2,053)
  Proceeds from exercise of stock options.............................................      1,202      1,794         --
  Proceeds from employee stock purchase plan..........................................        712         --         --
  Payments to acquire treasury stock..................................................    (15,697)        --         --
  Other, net..........................................................................         --         --        176
                                                                                        ---------  ---------  ---------
        Net cash provided by (used for) financing activities..........................     (7,217)     1,674       (203)
                                                                                        ---------  ---------  ---------
Net increase (decrease) in cash.......................................................       (538)    (7,339)     5,508
Cash:
  Beginning of period.................................................................      2,064      9,403      3,895
                                                                                        ---------  ---------  ---------
  End of period.......................................................................  $   1,526  $   2,064  $   9,403
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                              OUTSTANDING
                              COMMON STOCK                                     ACCUMULATED         TREASURY STOCK
                         ----------------------  ADDITIONAL                       OTHER        ----------------------      TOTAL
                          NUMBER OF                PAID-IN    ACCUMULATED     COMPREHENSIVE     NUMBER OF              STOCKHOLDERS'
                           SHARES     PAR VALUE    CAPITAL     (DEFICIT)         INCOME          SHARES       COST        EQUITY
                         -----------  ---------  -----------  ------------  -----------------  -----------  ---------  -------------
December 31, 1995......  16,316,400       1,632      11,679       (69,519)             --         111,920        (212)     (56,420)
  Initial public
    offering of common
    stock, net of
    underwriters'
    discounts and
    equity issue
    costs..............   6,900,000         690      71,434            --              --              --          --       72,124
  Preferred stock
    accretion..........          --          --          --        (6,006)             --              --          --       (6,006)
  Preferred stock
    dividends
    accrued............          --          --          --          (688)             --              --          --         (688)
  Stock options
    exercised,
    including income
    tax benefit........     242,355          24         678            --              --          14,185        (193)         509
  Treasury stock
    issuance...........      13,600           1          21            --              --         (13,600)         26           48
  Investment security
    distribution.......          --          --          --          (530)             --              --          --         (530)
  Other................          --          --         411             1              --              --          --          412
  Net income...........          --          --          --        14,844              --              --          --       14,844
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------
December 31, 1996......  23,472,355       2,347      84,223       (61,898)             --         112,505        (379)      24,293
  Preferred stock
    accretion..........          --          --          --          (365)             --              --          --         (365)
  Stock options
    exercised including
    income tax
    benefit............   1,105,555         111       6,050            --              --              --          --        6,161
  Other................          --          --          --            --              --           5,113         (94)         (94)
  Net income...........          --          --          --        15,832              --              --          --       15,832
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------
December 31, 1997......  24,577,910   $   2,458   $  90,273    $  (46,431)                        117,618   $    (473)   $  45,827
  Preferred stock
    accretion..........          --          --          --            70              --              --          --           70
  Preferred stock
    dividends
    accrued............          --          --          --           (27)             --              --          --          (27)
  Stock options
    exercised including
    income tax
    benefit............     464,337          47       4,593            --              --           4,307        (115)       4,525
  Employee stock
    purchase plan......      57,918           5         707            --              --              --          --          712
  Treasury stock
    purchases..........  (1,400,000)         --          --            --              --       1,400,000     (15,697)     (15,697)
  Cumulative
    translation
    adjustment.........          --          --          --            --             (26)             --          --          (26)
  Net (loss)...........          --          --          --           (81)             --              --          --          (81)
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------
  Comprehensive Net
    (loss).............          --          --          --           (81)            (26)             --          --         (107)
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------
December 31, 1998......  23,700,165   $   2,510   $  95,573    $  (46,469)      $     (26)      1,521,925   $ (16,285)   $  35,303
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------
                         -----------  ---------  -----------  ------------            ---      -----------  ---------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESSES AND ORGANIZATION

    CCC Information Services Group Inc. (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), is a supplier of automobile claims information and processing, claims management software and communication services. The Company's services and products enable automobile insurance company customers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    As of December 31, 1998, White River Ventures, Inc. ("White River") held approximately 30.5% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including voting rights established through its ownership interest in the Company's Series E Preferred Stock, the Company is a consolidated subsidiary of White River. See
Note 14--Mandatorily Redeemable Preferred Stock and Note 15--Initial Public Offering of Common Stock.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned.

REVENUE RECOGNITION

    Revenues are recognized as services are provided. Of total Company revenues in the years 1998, 1997 and 1996, 65%, 66% and 69%, respectively, were attributable to revenues from insurance companies.

MARKETABLE SECURITIES

    Marketable securities consisted primarily of U.S. treasury bills, which are stated at cost.

ACCOUNTS RECEIVABLE

    Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer credits and doubtful accounts. As of December 31, 1998 and 1997, $3.3 million, and $2.7 million, respectively, have been applied as a reduction of accounts receivable. Of total accounts receivable, net of reserves, at December 31, 1998 and 1997, $20.2 million and $14.3 million, respectively, were due from insurance companies.

INTERNAL SOFTWARE DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and, consequently, the amounts that could be capitalized are not significant. For the years 1998, 1997 and 1996, research and development costs of approximately $4.9 million, $5.5 million and $4.3 million, respectively, are reflected in the accompanying consolidated statement of operations.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is provided on a straight-line basis over estimated useful lives ranging from 2 to 20 years.

GOODWILL

    The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods not to exceed 20 years. Goodwill is periodically reviewed to determine recoverability by comparing its carrying value to expected undiscounted future cash flows.

DEBT ISSUE COSTS

    As of December 31, 1998 and 1997, deferred debt issue costs, net of accumulated amortization, of $0.5 million and $0.3 million, respectively, were included in other assets.

FOREIGN CURRENCY

    The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity.

PER SHARE INFORMATION

    Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 18--Earnings Per Share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 1998, the carrying amount of the Company's financial instruments, excluding the Investment in InsurQuote, (See Note 3--Investment in InsurQuote) approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

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

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no elements of Comprehensive Income in 1997 and 1996.

    Effective January 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition". SOP 97-2 provided guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The Company previously maintained a policy similar to SOP 97-2 and therefore the adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

    In March 1998, the AICPA issued SOP98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" (SOP 98-1), which the Company adopted. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company previously maintained a policy similar to SOP 98-1 and, therefore, the adoption of SOP98-1 did not have a material impact on the Company's consolidated results of operations or financial position.

    Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements.

NOTE 3--INVESTMENT IN INSURQUOTE

    On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. (InsurQuote). InsurQuote, formed in 1989, is a provider of insurance rating information and the software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provide the Company with the right to acquire additional shares of InsurQuote common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENT IN INSURQUOTE (CONTINUED) shares. The Company's ownership percentage, assuming conversion into common stock all of the securities currently exercisable, would be increased to 37.7% at December 31, 1998.

    The Company had accounted for its investment in InsurQuote on the cost method until the fourth quarter of 1998, when it was determined that the equity method should be applied. Accordingly, prior quarters have been restated to reflect the investment in InsurQuote on the equity method. As a result, reported net income for quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 have been adjusted to reflect equity losses of InsurQuote of $1.2 million, $3.0 million and $3.2 million, respectively and the elimination of interest and dividend income of $0.1 million, $0.2 million and $0.2 million, respectively. Notwithstanding the Company's 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's ownership, February 10, 1998 to December 31, 1998. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during the year. The Company has not recorded any income tax benefit on the InsurQuote losses. At December 31, 1998, the Company's remaining investment in InsurQuote was approximately $8.1 million. The market value of the investment in InsurQuote at December 31, 1998 is not readily determinable.

    InsurQuote's fiscal year ended June 30, 1998. While the Company included InsurQuote's losses from the period of the Company's ownership during 1998 (February 10, 1998 to December 31, 1998). Set forth below is summary InsurQuote financial information as of its fiscal year ended June 30, 1998 is as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
Revenues......................................................................    $   11,908
Loss from operations..........................................................    $   (8,119)
Net loss......................................................................    $   (8,899)

Current assets................................................................    $    9,005
Total assets..................................................................    $   14,259

Current liabilities...........................................................    $    4,569
Preferred stock...............................................................    $   12,523
Notes payable to shareholders.................................................    $    9,100
Shareholder's deficit.........................................................    $    4,777

    On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for preferred stock with an 11% voting interest. Upon receipt of this new investment by InsurQuote the Company will cease recording losses on its investment, unless it is determined that its remaining investment is impaired.

NOTE 4--ENTERSTAND JOINT VENTURE

    On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited (Enterstand), in Europe to develop and market claims tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest. The Subscription Agreement provides the Company with an option to purchase 85% of Hearst shares of Enterstand at an agreed upon purchase price. The option is exercisable by the Company after one year from the date of the Subscription Agreement. The Company is applying the equity method of accounting for its investment in

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--ENTERSTAND JOINT VENTURE (CONTINUED) the joint venture and recorded a charge of $0.2 million for it's 19.9% share of the joint venture losses during 1998.

    CCC and Enterstand entered into an agreement whereby CCC would develop for the benefit of Enterstand certain claims processing tools. During 1998, CCC charged Enterstand $0.6 million for the development work performed in 1998.

    CCC International and Enterstand entered into an agreement where CCC International would provide Enterstand with certain administrative and operating services and office space. For the year ended December 31, 1998 CCC International charged Enterstand $0.5 million for these services.

NOTE 5--ACQUISITIONS

    On July 1, 1998, the Company acquired 93.75% of CCC International, for $1.9 million. CCC International's business included claims consulting and expertise for insurance companies in the United Kingdom.

    On August 31, 1998, the Company acquired 99.2% of Professional Claims Services, Inc. (PCSI) for $2.9 million. PCSI provides claims adjusting and third-party administration to the insurance industry and self-insured entities in the western United States. The PCSI purchase agreement provides for a contingent purchase price between $1.8 million and $7.0 million and is based on certain performance measures of PCSI through December 31, 2002.

    The above acquisitions were accounted for as purchases and results of operations were included in the consolidated financial statements from their respective acquisitions dates. The purchase price for each acquisition was allocated based on estimated fair values at the date of acquisition. Substantially all the purchase price was allocated to goodwill amortized over a straight-line basis over its estimated useful life. Pro forma information has not been presented as the pro forma results would not be materially different from the historical results.

NOTE 6--RELOCATION OF CLAIMS SETTLEMENT FUNCTION

    In the second quarter of 1998, the Company recorded a relocation charge of $1.7 million, $1.0 million after-tax or $0.04 per share, related to relocating certain customer service and claims processing operations to South Dakota. The charge for the relocation consisted primarily of severance and other incremental costs directly related to the relocation of 100 employees. The actual expenditures related to the relocation approximated the amount originally estimated and all expenditures associated with this relocation were completed by December 31, 1998. In connection with the relocation, the Company acquired a building and land at a total cost of $1.8 million.

NOTE 7--NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company directly charges accumulated deficit for preferred stock accretion and preferred stock dividends accrued. During 1998, 1997 and 1996, these amounts totaled $0.0 million, $0.4 million and $6.7 million, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
    In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of stock options exercised. During 1998, 1997 and 1996, these amounts totaled $3.3 million, $4.3 million and $0.3 million, respectively.

    In addition to amounts reported as purchases of equipment in the consolidated statement of cash flows, the Company has directly financed certain noncash capital expenditures. During 1996 these noncash capital expenditures totaled $1.3 million. There were no noncash capital expenditures in 1998 and 1997.

NOTE 8--INCOME TAXES

    Income taxes applicable to income before equity losses, minority interest and extraordinary item consisted of the following (provision) benefit:

                                                                 1998        1997       1996
                                                               ---------  ----------  ---------
                                                                        (IN THOUSANDS)
Current:
  Federal....................................................  $  (7,837) $  (10,008) $  (4,225)
  State......................................................     (1,318)     (2,089)    (1,057)
  International..............................................         --          31         (1)
                                                               ---------  ----------  ---------
    Total current............................................     (9,155)    (12,066)    (5,283)
                                                               ---------  ----------  ---------

Deferred:
  Federal....................................................        600         706      2,098
  State......................................................       (305)        121        502
                                                               ---------  ----------  ---------
    Total deferred...........................................        295         827      2,600
                                                               ---------  ----------  ---------
    Total income tax provision...............................  $  (8,860) $  (11,239) $  (2,683)
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------

    The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

                                                1998                  1997                   1996
                                        --------------------  ---------------------  --------------------
                                                           (IN THOUSANDS, EXCEPT %'S)
Federal income tax provision at
  statutory rate......................  $  (7,153)     (35.0)% $   (9,475)     (35.0)% $  (6,190)     (34.0)%
State and local taxes, net of federal
  income tax effect and before
  valuation allowances................     (1,055)      (5.2)     (1,279)      (4.8)      (924)      (5.1)
International taxes...................       (118)      (0.6)         (5)        --        (21)      (0.1)
Goodwill amortization.................       (562)      (2.7)       (471)      (1.7)      (471)      (2.6)
Change in valuation allowance.........         --         --          (9)        --      4,679       25.7
Nondeductible expenses................       (225)      (1.1)       (218)      (0.8)      (186)      (1.0)
InsurQuote............................       (342)      (1.7)         --         --         --         --
Other, net............................        595        2.9         218        0.8        430        2.4
                                        ---------  ---------  ----------  ---------  ---------  ---------
Income tax provision..................  $  (8,860)     (43.4)% $  (11,239)     (41.5)% $  (2,683)     (14.7)%
                                        ---------  ---------  ----------  ---------  ---------  ---------
                                        ---------  ---------  ----------  ---------  ---------  ---------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    During 1998, 1997 and 1996, the Company made income tax payments, net of refunds, of $8.8 million, $6.7 million and $1.9 million, respectively.

    The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets was as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred income tax assets:
  Deferred revenue.........................................................  $   1,635  $   1,993
  Depreciation and amortization............................................      1,549      1,330
  Bad debt expense.........................................................      1,493      1,064
  Rent.....................................................................      1,271      1,474
  Litigation settlement....................................................        386         --
  Accrued compensation.....................................................        295        281
  Capital loss carryforward................................................        293        293
  Net operating loss carryforward..........................................         48         --
  Long-term receivable.....................................................         --        143
  Other, net...............................................................        918        952
                                                                             ---------  ---------
  Subtotal.................................................................      7,888      7,530
  Valuation allowance......................................................       (341)      (293)
                                                                             ---------  ---------
Total deferred income tax asset............................................      7,547      7,237
Deferred income tax liabilities............................................       (176)        --
                                                                             ---------  ---------
Net deferred income tax asset..............................................  $   7,371  $   7,237
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 9--OTHER CURRENT ASSETS

    Other current assets consisted of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------

                                                                                (IN THOUSANDS)
Prepaid data royalties.....................................................  $   2,505  $   2,578
Prepaid equipment maintenance..............................................        828        638
Receivable from affiliate..................................................        692         --
Prepaid commissions........................................................        597        730
Computer inventory.........................................................        230        412
Other......................................................................        874        912
                                                                             ---------  ---------
    Total..................................................................  $   5,726  $   5,270
                                                                             ---------  ---------
                                                                             ---------  ---------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Computer equipment......................................................  $  33,141  $  27,321
Purchased software, licenses and databases..............................      5,611      4,334
Furniture and other equipment...........................................      6,015      4,255
Leasehold improvements..................................................      2,882        583
Building and land.......................................................      1,796         --
                                                                          ---------  ---------
    Total, gross........................................................     49,445     36,493
Less accumulated depreciation...........................................    (34,494)   (26,793)
                                                                          ---------  ---------
    Total, net..........................................................  $  14,951  $   9,700
                                                                          ---------  ---------
                                                                          ---------  ---------

    As of December 31, 1998 and 1997, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $1.5 million and $2.4 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $1.4 million and $0.5 million in 1999 and 2000, respectively.

NOTE 11--GOODWILL

    Goodwill consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
CCC acquisition (1988)..................................................  $  16,458  $  16,458
UCOP acquisition (1994).................................................      3,665      3,665
CCC International acquisition (1998)....................................      1,910         --
PCSI acquisition (1998).................................................      2,611         --
                                                                          ---------  ---------
    Total, gross........................................................     24,644     20,123
Less accumulated amortization...........................................    (11,845)   (10,238)
                                                                          ---------  ---------
    Total, net..........................................................  $  12,799  $   9,885
                                                                          ---------  ---------
                                                                          ---------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Accounts payable........................................................  $  10,365  $   6,138
Compensation............................................................      3,849      6,492
Professional fees.......................................................      2,858      1,983
Litigation settlement...................................................      1,650         --
Sales tax...............................................................      1,398      1,237
Health insurance........................................................      1,149        323
Commissions.............................................................        680      1,521
Other, net..............................................................      1,179        689
                                                                          ---------  ---------
Total...................................................................  $  23,128  $  18,383
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 13--LONG-TERM DEBT

    On October 28, 1998, the credit facility between CCC and the commercial bank was amended and restated. Under the amended credit facility, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million. In addition, the maturity date of the credit facility was extended to October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate (LIBOR) plus 1.0% or the prime rate in effect from time to time, as selected by CCC. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. When borrowings are outstanding, interest payments are due quarterly.

    Under the bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make investments and declare dividends.

    The Company made cash interest payments of $0.1 million, $0.1 million and $2.6 million during the year ended December 31, 1998, 1997 and 1996, respectively.

    Long-term debt consisted of the following:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------

                                                                               (IN THOUSANDS)
Bank revolving credit facility............................................  $  11,000  $      --
Capital lease obligations.................................................         --        111
                                                                            ---------  ---------
    Total debt............................................................     11,000        111
Due within one year.......................................................        (--)      (111)
                                                                            ---------  ---------
Due after one year........................................................  $  11,000  $      --
                                                                            ---------  ---------
                                                                            ---------  ---------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--LONG-TERM DEBT (CONTINUED)
    The bank revolving credit facility balance of $11.0 million is due on October 31, 2003, the maturity date of the bank credit facility.

NOTE 14--MANDATORILY REDEEMABLE PREFERRED STOCK

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

    The terms of the Series E Preferred Stock provide for the pro-rata reduction of Series E Preferred Stock voting power from the voting power established as of its original issuance, to the extent that outstanding shares of Series E Preferred Stock are either redeemed by the Company or no longer owned

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED) by White River and/or its affiliates. Outstanding shares of Series E Preferred Stock are redeemable pro rata with the outstanding shares of Series C and Series D Preferred Stock.

    Through the date of redemption, Preferred Stock dividends have accrued at a rate of 2.75% per annum. Because the Company completed the required redemption of Preferred Stock through the use of proceeds from the company's initial public offering of common stock, Preferred Stock dividends from the date of redemption through June 16, 1998 have been eliminated. See Note 15--Initial Public Offering of Common Stock. Beginning June 17, 1998, Preferred Stock dividends, payable quarterly, accrue at an annual rate of 8%. The Preferred Stock is mandatorily redeemable, at stated value plus accrued dividends, on June 16, 1999. Prior to the mandatory redemption date, under the terms of the Preferred Stock, White River is only required to accept an offer to redeem that is funded through a public offering of the Company's common stock. On May 29, 1998, the Company made an offer to White River to redeem all outstanding Preferred Stock. This redemption offer was declined by White River. Accordingly, under the terms of the Preferred Stock, the dividend rate on the Preferred Stock subject to the redemption offer was reduced from 8% to 1%.

    On December 31, 1998, the Company redeemed all of the Series C Preferred stock outstanding and 3,601 Shares of Series D Preferred Stock at a discounted value of 14% of the future redemption value and stated dividends plus accrued dividends as of December 31, 1998. As a result of this early redemption discount, the Company recorded a gain of $0.2 million on early redemption of Preferred Stock. This amount was included in the dividends and accretion line in the Company's consolidated statement of operations. At December 31, 1998, 184 Shares of Series D Preferred Stock and 500 Shares of Series E Preferred Stock are issued and outstanding.

NOTE 15--INITIAL PUBLIC OFFERING OF COMMON STOCK

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--BENEFIT PLAN

    The Company sponsors a defined contribution savings and investment plan. Participation in the plan is voluntary, with substantially all employees eligible to participate. Expenses related to the plan consist primarily of Company contributions which are based on percentages of certain employees contributions. Defined contribution expense for 1998, 1997 and 1996 was $0.7 million, $0.5 million and $0.4 million, respectively.

NOTE 17--STOCK OPTION PLAN

    In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan (the "1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors (Committee). Options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. As a result of the Company's June 1994 reorganization and recapitalization, under an agreement with White River, the number of incremental options that may be granted under the 1988 Plan subsequent to June 16, 1994 was limited to 3% of outstanding stock on June 16, 1994 or 488,880 shares. Including these incremental options, 2,956,040 total options were available under the plan to be granted. No additional options can be granted under the 1988 Plan. During 1997, the Company's Board of Directors adopted a new stock option plan that provides for the granting of 675,800 new options to purchase Company common stock. As under the 1988 Plan, options are generally exercisable within five years from the date of grant. On August 25, 1998, the 1997 stock option plan was amended to increase the number of shares available to be granted to 1,500,000 shares. In addition, the term of the option was extended from 5 years to 10 years on new stock option grants.

    On September 23, 1998, the Company's Board of Directors approved a one-time stock option exchange program, whereby all non-executive management option holders could exchange their outstanding options for new options at a strike price of $12.125. The 164,975 stock options that were part of the exchange program are included in the 1998 option activity below as corresponding grants and terminations.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--STOCK OPTION PLAN (CONTINUED)
    Option activity during 1998, 1997 and 1996 is summarized below:

                                                     1998                      1997                     1996
                                            -----------------------  ------------------------  -----------------------
                                                         WEIGHTED                  WEIGHTED                 WEIGHTED
                                                          AVERAGE                   AVERAGE                  AVERAGE
                                              SHARES       PRICE       SHARES        PRICE       SHARES       PRICE
                                            ----------  -----------  -----------  -----------  ----------  -----------
Options Outstanding:
  Beginning of year.......................   1,815,603   $    6.62     2,679,939   $    3.29    2,956,040   $    1.93
  Granted.................................     901,375       13.95       337,500       16.61      409,280       11.20
  Exercised...............................    (468,644)       2.24    (1,105,555)       1.59     (256,540)       1.43
  Surrendered or terminated...............    (273,284)      16.50       (96,281)       5.12     (428,841)       2.47
                                            ----------       -----   -----------       -----   ----------       -----
    End of year...........................   1,975,050   $    9.64     1,815,603   $    6.62    2,679,939   $    3.29
                                            ----------       -----   -----------       -----   ----------       -----
                                            ----------       -----   -----------       -----   ----------       -----
Options exercisable at year-end...........     761,653   $    5.72       959,605   $    3.51    1,764,774   $    2.11
                                            ----------       -----   -----------       -----   ----------       -----
                                            ----------       -----   -----------       -----   ----------       -----
Weighted-average fair value of options
  granted during the year.................  $    13.85               $     15.31               $    11.20
                                            ----------               -----------               ----------
                                            ----------               -----------               ----------

    The next table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                 ---------------------------------------------  ------------------------
                                                                   WEIGHTED         WEIGHTED                  WEIGHTED
                                                                    AVERAGE          AVERAGE                   AVERAGE
                                                   NUMBER          REMAINING        EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                         OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE     PRICE
-----------------------------------------------  -----------  -------------------  -----------  -----------  -----------
$ 1.38 to $ 1.38...............................     161,480             5.02        $    1.38      161,480    $    1.38
$ 1.75 to $ 2.13...............................     287,770             1.26        $    1.81      197,587    $    1.81
$ 4.38 to $ 4.38...............................     189,680             1.95        $    4.38      147,264    $    4.38
$11.20 to $11.20...............................     353,045             2.50        $   11.20      206,197    $   11.20
$12.00 to $12.75...............................     763,225             9.06        $   12.20       18,500    $   12.75
$16.50 to $19.75...............................     172,500             5.31        $   18.32       30,500    $   19.03
$21.25 to $21.88...............................      47,350             4.08        $   21.87          125    $   21.25
                                                 -----------                                    -----------
$1.38 to $21.88................................   1,975,050             5.72        $    9.64      761,653    $    5.72
                                                 -----------                                    -----------
                                                 -----------                                    -----------

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 32%, 31% and 30% for 1998, 1997 and 1996, respectively; and a risk-free interest rate of 4.7%, 6.4% and 6.5% for 1998, 1997 and 1996, respectively. In addition, the Company assumed an expected option life of 4.5 years to 5.5 years for 1998 and 4.5 years for both 1997 and 1996. No dividend yield was assumed for all years.

    The Company applies APB Opinion 25 in accounting for its fixed stock option plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as defined in SFAS No. 123,

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--STOCK OPTION PLAN (CONTINUED)
the Company's net income applicable to common stock and related per share amounts would have been reduced as indicated below:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                       (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)
Net income (loss) applicable to common stock:
  As reported...................................................  $     (81) $  15,467  $   8,150
  Pro forma.....................................................  $    (836) $  15,026  $   7,864
Per share net income (loss) applicable to common stock assuming dilution:
  As reported...................................................  $      --  $    0.62  $    0.40
  Pro forma.....................................................  $   (0.03) $    0.60  $    0.39

    The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1998, 1997 and 1996 due to the four-year vesting period associated with the fixed stock option awards. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 18--EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in the fourth quarter of 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share, including the restatement of prior periods. A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, is presented below (in thousands, except per share data):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Income (loss) before extraordinary item...........................................  $     (81) $  15,832  $  15,522
Extraordinary loss on early retirement of debt, net of income taxes...............         --         --       (678)
Less: Dividends and accretion on mandatorily redeemable preferred stock...........         43       (365)    (6,694)
                                                                                    ---------  ---------  ---------
Income (loss) applicable to common stock..........................................  $     (38) $  15,467  $   8,150
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Weighted average common shares....................................................     24,616     23,807     19,056
                                                                                    ---------  ---------  ---------
Effect of common stock options....................................................        572      1,152      1,311
                                                                                    ---------  ---------  ---------
Weighted average diluted shares...................................................     25,188     24,959     20,367
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Basic earnings per common share...................................................  $      --  $    0.65  $    0.43
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Diluted earnings per common share.................................................  $      --  $    0.62  $    0.40
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    Options to purchase a weighted average number of 251,136 shares and 70,528 shares of common stock for 1998 and 1997, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The price of these options ranged from $18.25 to $27.50 per share. At December 31, 1998, 169,350 of these options, which expire in the range of 2002 through 2003, were still outstanding.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19--COMMITMENTS AND CONTINGENCIES

    The Company leases facilities, computers, telecommunications and office equipment under the terms of noncancelable operating lease agreements which expire at various dates through 2008. As of December 31, 1998, future minimum cash lease payments were as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
1999..........................................................................    $    6,040
2000..........................................................................         4,386
2001..........................................................................         2,907
2002..........................................................................         2,723
2003..........................................................................         2,792
Thereafter....................................................................        12,374
                                                                                     -------
Total.........................................................................    $   31,222
                                                                                     -------
                                                                                     -------

    During 1998, 1997 and 1996, operating lease expense was $5.1 million, $3.5 million and $3.2 million, respectively.

    The Company has a $0.2 million letter of credit available until October 2003. Under the terms of this agreement, interest rates are determined at the time of borrowing. There was no amount outstanding under the letter of credit at December 31, 1998.

    During the first quarter of 1999, the Company entered into a settlement with a service provider for amounts paid in prior years which would result in a partial refund. Pursuant to the terms of the settlement, the Company expects to receive credits of approximately $0.8 million in March of 1999.

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20--BUSINESS SEGMENTS

    FASB Statement No. 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments.

    The Company has three reportable segments; Insurance Services, Automotive Services and Consumer Processing Services. The Insurance Services Division sells products and services which assist their customers in managing total loss and repairable auto claims as well as a product to assist in the underwriting of insurance. The Automotive Services Division sells products and services which assist their customers in managing repairable auto claims. The Consumer Processing Services Division sells products and services which provide complete outsourcing services on all aspects of the claim process.

    The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and support organizations (product development and customer support) tasked with facilitating the performance of the revenue producing divisions. Division expenses represent principally salaries and related employee expenses directly related to the Division's activities. Each revenue division and support organization is led by a vice president that reports to either the Chief Operating Officer or the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The support organization costs are not currently allocated to the revenue producing divisions and includes product engineering, management information systems, customer support and finance and administration costs.

                                                                                CONSUMER
                                                      INSURANCE   AUTOMOTIVE   PROCESSING
                                                       SERVICES    SERVICES     SERVICES      OTHER*       TOTAL
                                                      ----------  -----------  -----------  ----------  -----------
1998
Net Revenue.........................................  $  101,376   $  63,455    $  22,710   $      628  $   188,169
Expenses............................................     (29,183)    (37,009)     (21,247)     (80,731)    (168,170)
                                                      ----------  -----------  -----------  ----------  -----------
                                                          72,193      26,446        1,463      (80,103)      19,999
Equity in loss of affiliates........................     (11,658)         --           --           --      (11,658)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   60,535   $  26,446    $   1,463   $  (80,103) $     8,341
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $   13,197   $   2,183    $   7,066   $      766  $    23,212
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

1997
Net Revenue.........................................  $   96,355   $  51,060    $   9,615   $    2,076  $   159,106
Expenses............................................     (30,615)    (26,806)      (7,073)     (68,907)    (133,401)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   65,740      24,254        2,542      (66,831)      25,705
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $   10,974       2,737        3,415        1,176       18,302
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

1996
Net Revenue.........................................  $   83,188   $  38,478    $   7,191   $    2,120  $   130,977
Expenses............................................     (25,779)    (21,730)      (5,010)     (58,327)    (110,846)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   57,409   $  16,748    $   2,181   $  (56,207) $    20,131
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $    7,443   $     419    $   1,720   $      190  $     9,772
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20--BUSINESS SEGMENTS (CONTINUED)
* Other net revenue includes a discontinued product which provided new and used car pricing to consumers. Other expenses include support costs.

Net revenue by major products include:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net Revenue

Pathways Workstation/Collision Estimating Services and Products..............  $  102,381      83,988      64,248
Vehicle Valuation Services and Products......................................      50,827      50,287      45,542
Claims Outsourcing Services and Products TPA.................................      12,856       1,128          --
ACCESS.......................................................................       7,202       6,636       5,286
Other........................................................................      14,902      17,067      15,901
                                                                               ----------  ----------  ----------
                                                                               $  188,169  $  159,106  $  130,977
                                                                               ----------  ----------  ----------

NOTE 21--LEGAL PROCEEDINGS

    In March 1999, the Company completed settlement of a lawsuit involving a former independent sales representative. The settlement resulted in a charge of $1.7 million including among other things payment for past earned commissions, resolution of disputed commissions and other costs associated with the resolution of the dispute.

    The Company is a party to various other legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these other matters will not have a material effect on the Company's financial position.

NOTE 22--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The first, second and third quarters of 1998 were restated to reflect the investment in InsurQuote on the equity method of accounting. A comparison between as originally reported and as restated follows:

                                                                                                    1998
                                                                                       -------------------------------
                                                                                         FIRST     SECOND      THIRD
                                                                                       ---------  ---------  ---------
Net income (loss) as originally reported.............................................  $   4,307  $   2,886  $   2,836
Net income (loss) per diluted share as originally reported...........................  $    0.17  $    0.11  $    0.11
Net income (loss) as restated........................................................  $   3,005       (379)      (598)
Net income (loss) per diluted share as restated......................................  $    0.12  $   (0.01)     (0.02)

    The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 1998 and 1997. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          1998                                         1997
                                      --------------------------------------------  ------------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH       FIRST     SECOND      THIRD     FOURTH
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Revenues............................  $  44,691  $  46,147     48,048   $  49,283   $  36,777  $  38,289  $  40,457  $  43,583
Operating expenses..................     37,535     39,751     43,449      44,078      31,090     31,913     33,938     36,460
Litigation settlement (1)...........         --         --         --       1,650          --         --         --         --
Relocation of claims settlement
  function (2)......................         --      1,707         --          --          --         --         --         --
Operating income....................      7,156      4,689      4,599       3,555       5,687      6,376      6,519      7,123
Interest expense....................        (64)        (1)       (61)       (132)        (37)       (35)       (34)       (33)
Other income, net...................        350        112        172          63         279        350        431        445
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Income from operations before income
  taxes.............................      7,442      4,800      4,710       3,486       5,929      6,691      6,916      7,535
Income tax provision................     (3,162)    (2,046)    (2,125)     (1,527)     (2,510)    (2,804)    (2,908)    (3,017)
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Income from operations before equity
  losses and minority interest......      4,280      2,754      2,585       1,959       3,419      3,887      4,008      4,518
Equity in net losses of affiliates..     (1,181)    (3,036)    (3,203)     (4,238)         --         --         --         --
Minority share in earnings of
  subsidiaries......................         --         --         14         (15)         --         --         --         --
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Net income (loss)...................      3,099       (282)      (604)     (2,294)      3,419      3,887      4,008      4,518
Dividends and accretions on
  mandatorily redeemable preferred
  stock.............................        (94)       (97)         6         228         (88)       (90)       (93)       (94)
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Net income (loss) applicable to
  common stock......................  $   3,005  $    (379) $    (598)  $  (2,066)  $   3,331  $   3,797  $   3,915  $   4,424
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
PER SHARE DATA:
INCOME (LOSS) PER COMMON
  SHARE--BASIC
Net income (loss) applicable to
  common stock......................  $    0.12  $   (0.02) $   (0.02)  $   (0.09)  $    0.14  $    0.16  $    0.16  $    0.18
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
INCOME (LOSS) PER COMMON
  SHARE--DILUTED
  Net income (loss) applicable to
    common stock....................  $    0.12  $   (0.01) $   (0.02)  $   (0.09)  $    0.13  $    0.15  $    0.16  $    0.18
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.............................     24,638     24,859     24,998      23,972      23,511     23,661     23,853     24,194
  Diluted...........................     25,418     25,493     25,388      24,297      24,802     24,848     24,997     25,182

------------------------

(1) See Note 21--Legal Proceedings

(2) See Note 6--Relocation of Claims Settlement Function

                      CCC INFORMATION SERVICES GROUP, INC.
                                AND SUBSIDIARIES
                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            BALANCE AT
                           BEGINNING OF   CHARGED TO COSTS     CHARGED TO OTHER                            BALANCE AT END
DESCRIPTION                   PERIOD        AND EXPENSES           ACCOUNTS         ADDITIONS/DEDUCTIONS      OF PERIOD
-------------------------  -------------  -----------------  ---------------------  ---------------------  ---------------
1996 Allowance for
Doubtful Accounts........        1,465            3,781                   --                       (3,300 (a)        1,946
1997 Allowance for
Doubtful Accounts........        1,946            3,472                   --                       (2,755 (a)        2,663
1998 Allowance for
Doubtful Accounts........        2,663            8,331                   22(b)                    (7,758 (a)        3,258
1996 Deferred Income Tax
Valuation Allowance......        4,963               --                   --                       (4,679 (c)          284
1997 Deferred Income Tax
Valuation Allowance......          284               --                   --                      9                 293
1998 Deferred Income Tax
Valuation Allowance......          293               --                   --                     48                 341

------------------------

(a) Accounts receivable write-offs, net of recoveries.

(b) Opening reserve balance for Professional Claims Services Inc.

(c) Reversal of deferred tax valuation allowances.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

 3.1       Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (filed with the Commission (file No.
           000-28600) on March 14, 1997, (the "Annual Report"), and hereby incorporated by reference)
 3.2       Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Annual Report and hereby incorporated by reference)
 4.1       Amended and Restated Stockholders' Agreement
 4.2       Series C Preferred Designations (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
 4.3       Series D Preferred Designations (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
 4.4       Series E Preferred Designations (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
10.1       Amended and Restated Credit Facility Agreement between CCC Information Services Inc.,
           LaSalle National Bank and the other financial institutions party thereto
10.2       Amended and Restated Motor Crash Estimating Guide Data License*
10.3       European Version of Motor Crash Estimating Guide Data License
10.4       Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's
           Registration Statement on Form S-8, Commission File Number 333-15207 filed October
           31, 1996)
10.5       1997 Stock Option Plan as amended (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File Number 333-67645
           filed November 20, 1998)
10.6       401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8,
           Commission Number 333-32139 filed July 25, 1997)
10.7       Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.01 of the
           Company's Registration Statement on Form S-8, Commission File Number 33-47205 filed
           March 2, 1998)
10.8       Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated
           February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's
           Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed May 15, 1998)
10.9       Investment Agreement between Company and InsurQuote Systems Inc. dated February 10,
           1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly
           Report on Form 10-Q, Commission File Number 000-28600 filed May15, 1998)
10.10      Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated
           February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's
           Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed May 15, 1998)
10.11      Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998
11         Statement Re: Computation of Per Share Earnings
13         InsurQuote Systems, Inc. Audited Consolidated Financial Statements for Year Ended
           June 30, 1998*
21         List of Subsidiaries
23         Consent of PricewaterhouseCoopers LLP
27.1       Financial Data Schedule for year end 12/31/98
27.2       Financial Data Schedule Restated for 9 months ended 9/30/98
27.3       Financial Data Schedule Restated for 6 months ended 6/30/98
27.4       Financial Data Schedule Restated for 3 months ended 3/31/98

------------------------

 *  To be filed by Amendment.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1999                             CCC INFORMATION SERVICES GROUP

By:        /s/ DAVID M. PHILLIPS                                By:        /s/ DUDLEY C. MECUM
Name:      -----------------------------------                  Name:      -----------------------------------
Title:     David M. Phillips                                    Title:     Dudley C. Mecum
           Chairman and Chief Executive Officer                            Director

By:        /s/ LEONARD L. CIARROCCHI                            By:        /s/ GITHESH RAMAMURTHY
Name:      -----------------------------------                  Name:      -----------------------------------
Title:     Leonard L. Ciarrocchi                                Title:     Githesh Ramamurthy
           Executive Vice President and Chief Financial                    Director
           Officer

By:        /s/ MICHAEL P. DEVEREUX                              By:        /s/ MARK A. ROSEN
Name:      -----------------------------------                  Name:      -----------------------------------
Title:     Michael P. Devereux                                  Title:     Mark A. Rosen
           Vice President, Controller and Chief Accounting                 Director
           Officer

By:        /s/ MORGAN W. DAVIS                                  By:        /s/ MICHAEL R. STANFIELD
Name:      -----------------------------------                  Name:      -----------------------------------
Title:     Morgan W. Davis                                      Title:     Michael R. Stanfield
           Director                                                        Director

By:        /s/ MICHAEL R. EISENSON                              By:        /s/ HERBERT S. WINOKUR
Name:      -----------------------------------                  Name:      -----------------------------------
Title:     Michael R. Eisenson                                  Title:     Herbert S. Winokur
           Director                                                        Director

By:        /s/ THOMAS L. KEMPNER
Name:      -----------------------------------
Title:     Thomas L. Kempner
           Director

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Directors         Morgan W. Davis
                  Insurance Operating Officer
                  White Mountain Holdings Inc.

                  Michael R. Eisenson
                  President and Chief Executive Officer
                  Charlesbank Capital Partners LLC

                  Thomas L. Kempner
                  Chairman and Chief Executive Officer
                  Loeb Partners Corporation

                  Dudley C. Mecum
                  General Partner
                  Capricorn Holdings, LLC

                  David M. Phillips
                  Chairman and Chief Executive Officer
                  CCC Information Services Group Inc.

                  Githesh Ramamurthy
                  President and Chief Operating Officer
                  CCC Information Services Group Inc.

                  Mark A. Rosen
                  Managing Director
                  Charlesbank Capital Partners LLC

                  Michael R. Stanfield
                  Managing Director
                  Loeb Partners Corporation

                  Herbert S. "Pug" Winokur
                  Chairman and Chief Executive Officer
                  Capricorn Holdings LLC

                  Daniel "Deke" Jackson
                  Director Emeritus
                  Jackson LLC

Executive         David M. Phillips
Officers          Chairman and Chief Executive Officer

                  J. Laurence Costin Jr.
                  Vice Chairman

                  Githesh Ramamurthy
                  President and Chief Operating Officer

                  John Buckner
                  President Automotive Services Division

                  Blaine R. Ornburg
                  President CCC Consumer Processing Services Inc.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Executive         Phillip Carter
Officers          President CCC International
(continued)

                  Richard J. Radi
                  Executive Vice President Insurance Services Division

                  Mary Jo Prigge
                  Executive Vice President Claims Settlement Division

                  Robert Milburn
                  Executive Vice President Product Development

                  Leonard L. Ciarrocchi
                  Executive Vice President and Chief Financial Officer

                  Michael P. Devereux
                  Vice President, Controller and Chief Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE                               ANNUAL MEETING
World Trade Center Chicago                     The 1999 Annual Meeting of Stockholders will
444 Merchandise Mart                           be held on April 29, 1999 at 10:00 a.m. at
Chicago, Illinois 60654                        the Westin River North Hotel, 320 North
(312) 222-4636                                 Dearborn Avenue, Chicago, Illinois
TRANSFER AGENT REGISTRAR FOR COMMON STOCK      INDEPENDENT ACCOUNTANTS
Harris Trust and Savings Bank                  PricewaterhouseCoopers LLP
Shareholder Communications                     200 East Randolph Drive
P.O. Box A3504                                 Chicago, Illinois 60601
Chicago, Illinois 60690-3504                   STOCKHOLDER AND INVESTMENT
(312)-360-5213                                 COMMUNITY INQUIRIES
(312)-461-5633 (TDD)                           Written inquiries should be sent to the Chief
STOCKHOLDER SERVICES                           Financial Officer at the Company's corporate
You should deal with the Transfer Agent for    office.
the stockholder services listed below:         ADDITIONAL INFORMATION
Change of Mailing Address                      This Annual Report on Form 10-K provides all
Consolidation of Multiple Accounts             annual information filed with the Securities
Elimination of Duplicate Report Mailings       and Exchange Commission, except for exhibits.
Lost or Stolen Certificates                    A listing of exhibits appears on page    of
Transfer Requirements                          this Form 10-K. Copies of exhibits will be
Duplicate 1099 Forms                           provided upon request for a nominal charge.
Please be prepared to provide your tax         Written requests should be directed to the
identification or social security number,      Investor Relations Department at the
description of securities and address of       Company's corporate office.
record.
STOCK LISTING AND TRADING SYMBOL
The Company's common stock is listed on the
Nasdaq National Market System. The trading
symbol is CCCG.