Form 10-K/A
period 1998-12-31
CCC INFORMATION SERVICES GROUP INC
filed 1999-04-01
CIK 1017917

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                           ---------
PART I

Item 1.     Business.....................................................................................    1-12

Item 2.     Properties...................................................................................     12

Item 3.     Legal Proceedings............................................................................     13

Item 4.     Submission of Matters to a Vote of Security Holders..........................................     13

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................     13

Item 6.     Selected Financial Data......................................................................    14-15

Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition........    15-23

Item 8.     Financial Statements and Supplementary Data..................................................     24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     24

PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................     24

Item 11.    Executive Compensation.......................................................................     24

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................     24

Item 13.    Certain Relationships and Related Transactions...............................................     24

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    25-50

Signatures...............................................................................................     51

Directors and Executive Officers.........................................................................    52-53

Corporate Information....................................................................................     54

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    This Annual Report on Form 10-K contains forward-looking statements within the definition of Federal Securities laws. The section entitled "Forward Looking Statements" contains additional disclosures concerning forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

    CCC Information Services Group Inc. ("Company") (formerly known as InfoVest Corporation), through its wholly owned subsidiary CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance company, automobile dealers and collision repair facility customers to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

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

                                BUSINESS SUMMARY

    The principal services and products offered by the Company automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, the Company's vehicle valuation services and products, primarily TOTAL LOSS, provide insurance companies with the ability to effect total loss settlements on the basis of market-specific vehicle values. When a vehicle is repairable, the Company's collision estimating services and products, principally EZEST and PATHWAYS, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. The Company's Consumer Processing Services Division provides claims outsourcing services and products including ACCESS, a vehicle restoration and management service, CARS, a car rental management service and complete outsourced auto claims service. The Company offers a communication services network, EZNET, which connects insurers, appraisers and collision repair facilities. The Company's PATHWAYS workflow management software is designed to integrate each of the Company's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing the Company's customers with a broader tool set for claims completion. In 1998, the Company introduced information and software services to address the needs of auto casualty claims and underwriting. The Company has also started to service the claims market in Europe by entering the U.K. market. The Company's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process.

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

ITEM 2. PROPERTIES

    The Company's corporate office is located in Chicago, Illinois where the Company leases approximately 141,000 square feet of a multi-tenant facility under several leases, the last of which expires in November 2008. The Company leases approximately 84,000 square feet in Glendora, California where a satellite development center and distribution center are housed, under a lease expiring in August 2000. The Company also leases 26,000 square feet in Placentia, California where Professional Claims Services, Inc. provides claims adjusting and third party administration in the western United States, under a lease expiring in November 2001. The Company purchased a 50,000 square foot facility in Sioux Falls, South Dakota in 1998 in connection with relocating certain customer service and claims processing operations. The Company believes that its existing facilities and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1998       1997       1996       1995      1994(*)
                                                                     ---------  ---------  ---------  ---------  ---------

                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...........................................................  $ 188,169  $ 159,106  $ 130,977  $ 115,519  $  91,917
Expenses:
  Operating expenses...............................................    164,813    133,401    110,846    104,697     84,094
  Purchased research and development...............................         --         --         --         --     13,791
  Litigation settlements...........................................      1,650         --         --      4,500      1,750
  Relocation of claims settlement function.........................      1,707         --         --         --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Operating income (loss)............................................     19,999     25,705     20,131      6,322     (7,718)
Equity in loss of CCCDC Joint Venture..............................         --         --         --         --       (615)
Interest expense...................................................       (258)      (139)    (2,562)    (5,809)    (7,830)
Other income, net..................................................        697      1,505        636        482        316
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) from operations before income taxes..................     20,438     27,071     18,205        995    (15,847)
Income tax (provision) benefit.....................................     (8,860)   (11,239)    (2,683)       291      2,688
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) before equity losses, minority interest and
  extraordinary item...............................................     11,578     15,832     15,522      1,286    (13,159)
Equity in net losses of affiliates.................................    (11,658)        --         --         --         --
Minority share in earnings of subsidiaries.........................         (1)        --         --         --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations...........................        (81)    15,832     15,522      1,286    (13,159)
Income from discontinued operations, net of income taxes...........         --         --         --         --      1,006
Extraordinary loss on early retirement of debt, net of income
  taxes............................................................         --         --       (678)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss)..................................................        (81)    15,832     14,844      1,286    (12,153)
Dividends and accretion on mandatorily redeemable preferred
  stock............................................................         43       (365)    (6,694)    (3,003)    (1,518)
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $     (38) $  15,467  $   8,150  $  (1,717) $ (13,671)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
INCOME (LOSS) PER COMMON SHARE--BASIC
Income (loss) applicable to common stock from:
  Continuing operations............................................  $       -  $    0.65  $    0.46  $   (0.11) $   (1.12)
  Income from discontinued operations, net of income tax...........         --         --         --         --       0.08
  Extraordinary loss on early retirement of debt, net of income
    taxes..........................................................         --         --      (0.03)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $       -  $    0.65  $    0.43  $   (0.11) $   (1.04)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) PER COMMON SHARE--DILUTED
Income (loss) applicable to common stock from:
  Continuing operations............................................  $       -  $    0.62  $    0.43  $   (0.11) $   (1.12)
  Income from discontinued operations, net of income tax...........         --         --         --         --       0.08
  Extraordinary loss on early retirement of debt, net of income
    taxes..........................................................         --         --      (0.03)        --         --
                                                                     ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common stock.......................  $       -  $    0.62  $    0.40  $   (0.11) $   (1.04)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic............................................................     24,616     23,807     19,056     16,300     13,090
  Diluted..........................................................     25,188     24,959     20,367     16,300     13,090

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

    The Preferred Stock includes certain rights set forth in detail in Notes 14 and 15 to the consolidated financial statements, Mandatorily Redeemable Preferred Stock and Initial Public Offering of Common Stock, respectively. In particular, the Series E Preferred Stock permits White River and its affiliates to cast 51% of the votes to be cast on any matter to be voted on by the holders of the Company's common stock, subject to reductions in the event that either the Company redeems part of the outstanding Series E Preferred Stock or White River and its affiliates no longer hold all of such stock. In addition, under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties have agreed, subject to fiduciary duties, that White River will vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock. This Stockholders Agreement expires in June 1999, at which time White River will no longer hold Series E Preferred Stock which provides White River 51% voting power as a condition of the Agreement of the votes.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                                   PAGE(S)
                                                                                  ---------
Report of Independent Accountants...............................................     26
Consolidated Financial Statements:
  Consolidated Statement of Operations..........................................     27
  Consolidated Balance Sheet....................................................     28
  Consolidated Statement of Cash Flow...........................................     29
  Consolidated Statement of Stockholders' Equity................................     30
  Notes to Consolidated Financial Statements....................................    31-48

        2.  Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts..................     49

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

    The Company had accounted for its investment in InsurQuote on the cost method until the fourth quarter of 1998, when it was determined that the equity method should be applied. Accordingly, prior quarters have been restated to reflect the investment in InsurQuote on the equity method. As a result, reported net income for quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 have been adjusted to reflect equity losses of InsurQuote of $1.2 million, $3.0 million and $3.2 million, respectively and the elimination of interest and dividend income of $0.1 million, $0.2 million and $0.2 million, respectively. Notwithstanding the Company's 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's ownership, February 10, 1998 to December 31, 1998. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during the year. The Company has not recorded any income tax benefit on the InsurQuote losses. At December 31, 1998, the Company's remaining investment in InsurQuote was approximately $8.1 million. The market value of the investment in InsurQuote at December 31, 1998 was not readily determinable.

    InsurQuote's fiscal year ended June 30, 1998. While the Company included InsurQuote's losses from the period of the Company's ownership during 1998 (February 10, 1998 to December 31, 1998). Set forth below is summary InsurQuote financial information as of its fiscal year ended June 30, 1998 was as follows:

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

    CCC International and Enterstand entered into an agreement where CCC International would provide Enterstand with certain administrative and operating services and office space. For the year ended December 31, 1998, CCC International charged Enterstand $0.5 million for these services.

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

NOTE 6--RELOCATION OF CLAIMS SETTLEMENT FUNCTION

    In the second quarter of 1998, the Company recorded a relocation charge of $1.7 million, $1.0 million after-tax or $0.04 per share, related to the relocation of certain customer service and claims processing operations to South Dakota. The charge for the relocation consisted primarily of severance and other incremental costs directly related to the relocation of 100 employees. The actual expenditures related to the relocation approximated the amount originally estimated and all expenditures associated with this relocation were completed by December 31, 1998. In connection with the relocation, the Company acquired a building and land at a total cost of $1.8 million.

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

NOTE 11--GOODWILL

    Goodwill consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
CCC acquisition (1988)..................................................  $  16,458  $  16,458
UCOP acquisition (1994).................................................      3,665      3,665
CCC International acquisition (1998)....................................      1,910         --
PCSI acquisition (1998).................................................      2,611         --
                                                                          ---------  ---------
    Total, gross........................................................     24,644     20,123
Less accumulated amortization...........................................    (11,845)   (10,238)
                                                                          ---------  ---------
    Total, net..........................................................  $  12,799  $   9,885
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    As a result of the IPO, White River's common equity ownership percentage was reduced from approximately 52% to approximately 37%. On August 23, 1996, White River informed the Company of it's intention to exchange 500 shares of Series D Preferred Stock for 500 shares of the Company's Series E Preferred Stock. Pursuant to the request from White River, the Company issued 500 Shares of Series E Preferred Stock in exchange for 500 Shares of Series D Preferred Stock.

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

                                                                                CONSUMER
                                                      INSURANCE   AUTOMOTIVE   PROCESSING
                                                       SERVICES    SERVICES     SERVICES      OTHER*       TOTAL
                                                      ----------  -----------  -----------  ----------  -----------
1998
Net Revenue.........................................  $  101,376   $  63,455    $  22,710   $      628  $   188,169
Expenses............................................     (29,183)    (37,009)     (21,247)     (80,731)    (168,170)
                                                      ----------  -----------  -----------  ----------  -----------
                                                          72,193      26,446        1,463      (80,103)      19,999
Equity in loss of affiliates........................     (11,658)         --           --           --      (11,658)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   60,535   $  26,446    $   1,463   $  (80,103) $     8,341
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $   13,197   $   2,183    $   7,066   $      766  $    23,212
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

1997
Net Revenue.........................................  $   96,355   $  51,060    $   9,615   $    2,076  $   159,106
Expenses............................................     (30,615)    (26,806)      (7,073)     (68,907)    (133,401)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   65,740   $  24,254    $   2,542   $  (66,831) $    25,705
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $   10,974   $   2,737    $   3,415   $    1,176  $    18,302
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

1996
Net Revenue.........................................  $   83,188   $  38,478    $   7,191   $    2,120  $   130,977
Expenses............................................     (25,779)    (21,730)      (5,010)     (58,327)    (110,846)
                                                      ----------  -----------  -----------  ----------  -----------
Division operating margin...........................  $   57,409   $  16,748    $   2,181   $  (56,207) $    20,131
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------
Accounts receivable.................................  $    7,443   $     419    $   1,720   $      190  $     9,772
                                                      ----------  -----------  -----------  ----------  -----------
                                                      ----------  -----------  -----------  ----------  -----------

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20--BUSINESS SEGMENTS (CONTINUED)
* Other net revenue includes a discontinued product which provided new and used car pricing to consumers. Other expenses include support costs.

Net revenue by major products include:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net Revenue

Pathways Workstation/Collision Estimating Services and Products..............  $  102,381  $   83,988  $   64,248
Vehicle Valuation Services and Products......................................      50,827      50,287      45,542
Claims Outsourcing Services and Products TPA.................................      12,856       1,128          --
ACCESS.......................................................................       7,202       6,636       5,286
Other........................................................................      14,902      17,067      15,901
                                                                               ----------  ----------  ----------
                                                                               $  188,169  $  159,106  $  130,977
                                                                               ----------  ----------  ----------

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

NOTE 22--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The first, second and third quarters of 1998 were restated to reflect the investment in InsurQuote on the equity method of accounting. A comparison between as originally reported and as restated follows:

                                                                                                    1998
                                                                                       -------------------------------
                                                                                         FIRST     SECOND      THIRD
                                                                                       ---------  ---------  ---------
Net income as originally reported....................................................  $   4,307  $   2,886  $   2,836
Net income per diluted share as originally reported..................................  $    0.17  $    0.11  $    0.11
Net income (loss) as restated........................................................  $   3,005  $    (379) $    (598)
Net income (loss) per diluted share as restated......................................  $    0.12  $   (0.01) $   (0.02)

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

                                                          1998                                         1997
                                      --------------------------------------------  ------------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH       FIRST     SECOND      THIRD     FOURTH
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Revenues............................  $  44,691  $  46,147     48,048   $  49,283   $  36,777  $  38,289  $  40,457  $  43,583
Operating expenses..................     37,535     39,751     43,449      44,078      31,090     31,913     33,938     36,460
Litigation settlement (1)...........         --         --         --       1,650          --         --         --         --
Relocation of claims settlement
  function (2)......................         --      1,707         --          --          --         --         --         --
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Operating income....................      7,156      4,689      4,599       3,555       5,687      6,376      6,519      7,123
Interest expense....................        (64)        (1)       (61)       (132)        (37)       (35)       (34)       (33)
Other income, net...................        350        112        172          63         279        350        431        445
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Income from operations before income
  taxes.............................      7,442      4,800      4,710       3,486       5,929      6,691      6,916      7,535
Income tax provision................     (3,162)    (2,046)    (2,125)     (1,527)     (2,510)    (2,804)    (2,908)    (3,017)
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Income from operations before equity
  losses and minority interest......      4,280      2,754      2,585       1,959       3,419      3,887      4,008      4,518
Equity in net losses of affiliates..     (1,181)    (3,036)    (3,203)     (4,238)         --         --         --         --
Minority share in earnings of
  subsidiaries......................         --         --         14         (15)         --         --         --         --
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Net income (loss)...................      3,099       (282)      (604)     (2,294)      3,419      3,887      4,008      4,518
Dividends and accretions on
  mandatorily redeemable preferred
  stock.............................        (94)       (97)         6         228         (88)       (90)       (93)       (94)
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Net income (loss) applicable to
  common stock......................  $   3,005  $    (379) $    (598)  $  (2,066)  $   3,331  $   3,797  $   3,915  $   4,424
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
PER SHARE DATA:
INCOME (LOSS) PER COMMON
  SHARE--BASIC
Net income (loss) applicable to
  common stock......................  $    0.12  $   (0.02) $   (0.02)  $   (0.09)  $    0.14  $    0.16  $    0.16  $    0.18
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
INCOME (LOSS) PER COMMON
  SHARE--DILUTED
  Net income (loss) applicable to
    common stock....................  $    0.12  $   (0.01) $   (0.02)  $   (0.09)  $    0.13  $    0.15  $    0.16  $    0.18
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.............................     24,638     24,859     24,998      23,972      23,511     23,661     23,853     24,194
  Diluted...........................     25,418     25,493     25,388      24,297      24,802     24,848     24,997     25,182

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

 3.1       Amended and Restated Certificate of Incorporation of the Company filed as Exhibit
           3.1 to the Company's Annual Report on Form 10-K (filed with the Commission (file No.
           000-28600) on March 14, 1997, (the "Annual Report"), and hereby incorporated by reference)
 3.2       Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Annual
           Report and hereby incorporated by reference)
 4.1*      Amended and Restated Stockholders' Agreement
 4.2       Series C Preferred Designations (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
 4.3       Series D Preferred Designations (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
 4.4       Series E Preferred Designations (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287
10.1*      Amended and Restated Credit Facility Agreement between CCC Information Services
           Inc., LaSalle National Bank and the other financial institutions party thereto
10.2       Amended and Restated Motor Crash Estimating Guide Data License
10.3*      European Version of Motor Crash Estimating Guide Data License
10.4       Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's
           Registration Statement on Form S-8, Commission File Number 333-15207 filed October
           31, 1996)
10.5       1997 Stock Option Plan as amended (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File Number
           333-67645 filed November 20, 1998)
10.6       401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8,
           Commission Number 333-32139 filed July 25, 1997)
10.7       Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.01 of the Company's Registration Statement on Form S-8, Commission File Number 33-47205
           filed March 2, 1998)
10.8       Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated
           February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's
           Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed May 15, 1998)
10.9       Investment Agreement between Company and InsurQuote Systems Inc. dated February 10,
           1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly
           Report on Form 10-Q, Commission File Number 000-28600 filed May15, 1998)
10.10      Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated
           February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's
           Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed May 15, 1998)
10.11*     Sale and Purchase Agreement between the Company and Phillip Carter dated July 1,
           1998
11*        Statement Re: Computation of Per Share Earnings
13         InsurQuote Systems, Inc. Audited Consolidated Financial Statements for Year Ended
           June 30, 1998
21*        List of Subsidiaries
23*        Consent of PricewaterhouseCoopers LLP
27.1*      Financial Data Schedule for year end 12/31/98
27.2*      Financial Data Schedule Restated for 9 months ended 9/30/98
27.3*      Financial Data Schedule Restated for 6 months ended 6/30/98
27.4*      Financial Data Schedule Restated for 3 months ended 3/31/98

------------------------

 *  Filed previously.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1999                             CCC INFORMATION SERVICES GROUP

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

                  Robert Milburn
                  Executive Vice President Product Development

                  Leonard L. Ciarrocchi
                  Executive Vice President and Chief Financial Officer

                  Michael P. Devereux
                  Vice President, Controller and Chief Accounting Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE                               ANNUAL MEETING
World Trade Center Chicago                     The 1999 Annual Meeting of Stockholders will
444 Merchandise Mart                           be held on April 29, 1999 at 10:00 a.m. at
Chicago, Illinois 60654                        the Westin River North Hotel, 320 North
(312) 222-4636                                 Dearborn Avenue, Chicago, Illinois
TRANSFER AGENT REGISTRAR FOR COMMON STOCK      INDEPENDENT ACCOUNTANTS
Harris Trust and Savings Bank                  PricewaterhouseCoopers LLP
Shareholder Communications                     200 East Randolph Drive
P.O. Box A3504                                 Chicago, Illinois 60601
Chicago, Illinois 60690-3504                   STOCKHOLDER AND INVESTMENT
(312)-360-5213                                 COMMUNITY INQUIRIES
(312)-461-5633 (TDD)                           Written inquiries should be sent to the Chief
STOCKHOLDER SERVICES                           Financial Officer at the Company's corporate
You should deal with the Transfer Agent for    office.
the stockholder services listed below:         ADDITIONAL INFORMATION
Change of Mailing Address                      This Annual Report on Form 10-K provides all
Consolidation of Multiple Accounts             annual information filed with the Securities
Elimination of Duplicate Report Mailings       and Exchange Commission, except for exhibits.
Lost or Stolen Certificates                    A listing of exhibits appears on page 50 of
Transfer Requirements                          this Form 10-K. Copies of exhibits will be
Duplicate 1099 Forms                           provided upon request for a nominal charge.
Please be prepared to provide your tax         Written requests should be directed to the
identification or social security number,      Investor Relations Department at the
description of securities and address of       Company's corporate office.
record.
STOCK LISTING AND TRADING SYMBOL
The Company's common stock is listed on the
Nasdaq National Market System. The trading
symbol is CCCG.