Form 10-Q
period 1999-03-31
CCC INFORMATION SERVICES GROUP INC
filed 1999-05-17
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 1999, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 23,533,351 shares.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                            Page(s)

Item 1.       Financial Statements

              Consolidated Interim Statement of Operations (Unaudited),            3
               Three Months Ended March 31, 1999 and 1998

              Consolidated Interim Balance Sheet,                                  4
               March 31, 1999 (Unaudited) and December 31, 1998

              Consolidated Interim Statement of Cash Flows (Unaudited),            5
               Three Months Ended March 31, 1999 and 1998

              Notes to Consolidated Interim Financial Statements (Unaudited)      6-9

Item 2.       Management's Discussion and Analysis                                9-12
               of Results of Operations and Financial Condition

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   13

Item 2.       Changes in Securities                                               13

Item 3.       Defaults Upon Senior Securities                                     13

Item 4.       Submission of Matters to a Vote of Security Holders                 13

Item 5.       Other Information                                                   13

Item 6.       Exhibits and Reports on Form 8-K                                   13-14

SIGNATURES                                                                        15

EXHIBIT INDEX                                                                    16-17

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1999          1998
                                                            -----         ----
Revenues                                                  $ 49,909     $ 44,691

Expenses:
    Production and customer support                         14,116        9,907
    Commissions, royalties and licenses                      4,460        5,319
    Selling, general and administrative                     16,846       14,023
    Depreciation and amortization                            2,423        2,171
    Product development and programming                      5,745        6,115
                                                          --------     --------

Total operating expenses                                    43,590       37,535
                                                          --------     --------

Operating income                                             6,319        7,156

Interest expense                                              (195)         (64)
Other income, net                                               39          350
                                                          --------     --------

Income before income taxes                                   6,163        7,442

Income tax provision                                        (2,679)      (3,162)
                                                          --------     --------

Net income before equity losses                              3,484        4,280

Equity in net losses of affiliates                          (4,495)      (1,181)
                                                          --------     --------

Net income (loss)                                           (1,011)       3,099

Dividends and accretion on mandatorily
    redeemable preferred stock                                  (1)         (94)
                                                          --------     --------
Net income (loss) applicable to common stock              $ (1,012)    $  3,005
                                                          --------     --------
                                                          --------     --------

PER SHARE DATA

Income (loss) per common share - basic                    $  (0.04)    $   0.12
                                                          --------     --------
                                                          --------     --------
Income (loss) per common share - diluted                  $  (0.04)    $   0.12
                                                          --------     --------
                                                          --------     --------
Weighted average shares outstanding:
Basic                                                       23,720       24,638
Diluted                                                     24,135       25,418


             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                      March 31,       December 31,
                                                                                         1999            1998
                                                                                      ----------      -----------
                                                                                      (Unaudited)
                                                     ASSETS
Cash                                                                                    $    524        $  1,526
Accounts receivable (net of reserves of $3,079 (unaudited) and
    $3,258 at March 31, 1999 and December 31, 1998, respectively)                         19,511          23,212
Income taxes receivable                                                                        -             272
Other current assets                                                                       6,215           5,726
                                                                                        --------        --------
    Total current assets                                                                  26,250          30,736

Property and equipment (net of accumulated depreciation
    of $36,412 (unaudited) and $34,494 at March 31, 1999
    and December 31, 1998, respectively)                                                  15,210          14,951
Goodwill (net of accumulated amortization of $12,393 (unaudited) and
    $11,845 at March 31, 1999 and December 31, 1998, respectively)                        13,215          12,799
Deferred income taxes                                                                      7,456           7,371
Long term investment in affiliates                                                         5,180           9,843
Other assets                                                                               3,335           3,318
                                                                                        --------        --------
      Total Assets                                                                      $ 70,646        $ 79,018
                                                                                        --------        --------
                                                                                        --------        --------

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                           AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                   $ 24,097        $ 23,128
Income taxes payable                                                                       1,634               -
Deferred revenues                                                                          5,373           4,327
                                                                                        --------        --------
    Total current liabilities                                                             31,104          27,455

Long-term debt                                                                                 -          11,000
Long-term deferred revenue                                                                   630             956
Other liabilities                                                                          3,602           3,611
Minority interest in consolidated companies                                                    5               5
                                                                                        --------        --------
    Total liabilities                                                                     35,341          43,027
                                                                                        --------        --------

Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 684 designated and outstanding at
    March 31, 1999 (unaudited) and December 31, 1998)                                        685             688
                                                                                        --------        --------

Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 23,745,009 (unaudited) and 23,700,165 shares issued and
    outstanding at March 31, 1999 and December 31, 1998, respectively)                     2,516           2,510
Additional paid-in capital                                                                96,071          95,573
Accumulated deficit                                                                      (47,481)        (46,469)
Accumulated other comprehensive income                                                       (53)            (26)
Treasury stock, at cost ($0.10 par value, 1,531,925 and 1,521,925 shares in
    treasury at March 31, 1999 (unaudited) and December 31, 1998, respectively           (16,433)        (16,285)
                                                                                        --------        --------
    Total stockholders' equity                                                            34,620          35,303
                                                                                        --------        --------
      Total Liabilities, Mandatorily Redeemable Preferred Stock and
        Stockholders' Equity                                                            $ 70,646        $ 79,018
                                                                                        --------        --------
                                                                                        --------        --------

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

                          CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                              CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                             (IN THOUSANDS)

                                              (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                             1999                1998
                                                                             -----               ----
Operating activities:
Net income (loss)                                                          $ (1,011)             $ 3,099
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net losses of affiliates                                      4,495                1,181
      Depreciation and amortization of property and equipment                 1,859                1,826
      Amortization of goodwill                                                  548                  336
      Deferred income taxes                                                     (85)                  86
      Other, net                                                                235                   13
      Changes in:
        Accounts receivable, net                                              3,701                 (925)
        Other current assets                                                   (489)                (992)
        Other assets                                                            (17)                  97
        Accounts payable and accrued expenses                                   969                1,218
        Income taxes payable                                                  2,061                2,270
        Deferred revenues                                                       720                  (91)
        Other liabilities                                                        (9)                (104)
                                                                           --------              -------
          Net cash provided by operating activities                          12,977                8,014
                                                                           --------              -------

Investing activities:
    Capital expenditures                                                     (2,212)              (6,090)
    Purchase of investment securities                                        (1,484)              (8,333)
    Proceeds from the sale of investment securities                           1,484               31,079
    Investments                                                                (964)             (20,000)
                                                                           --------              -------
          Net cash used for investing activities                             (3,176)              (3,344)
                                                                           --------              -------

Financing activities:
    Principal repayments on long-term debt                                  (15,000)                 (31)
    Proceeds from the issuance of long-term debt                              4,000                    -
    Proceeds from exercise of stock options                                     140                  553
    Proceeds from employee stock purchase plan                                  209                    -
    Payments to acquire treasury stock                                         (148)                   -
    Payments of accrued preferred stock dividends                                (4)                   -
                                                                           --------              -------
          Net cash provided by (used for) financing activities              (10,803)                522
                                                                           --------              -------
Net increase (decrease) in cash                                              (1,002)               5,192

Cash:
    Beginning of period                                                       1,526                2,064
                                                                           --------              -------
    End of period                                                          $    524              $ 7,256
                                                                           --------              -------
                                                                           --------              -------
Supplemental Disclosures:
    Cash paid:
      Interest                                                                 (322)                 (34)
      Income taxes, net of refunds                                             (702)                (779)


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

         As of March 31, 1999, White River Ventures Inc. ("White River") held approximately 30.8% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. As a result of White River's substantial equity interest and 51% voting power, including rights established through its ownership interest in the Company's Mandatorily Redeemable Series E Preferred Stock, the Company is a consolidated subsidiary of White River.

         On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three months ended March 31, 1999 and 1998 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                        ----------------
                                                                        1999        1998
                                                                        ----        ----
Weighted average common shares outstanding:
    Shares attributable to common stock outstanding                    23,720      24,638
    Shares attributable to common stock equivalents outstanding           415         780
                                                                       ------      ------
                                                                       24,135      25,418
                                                                       ------      ------
                                                                       ------      ------

NOTE 3 - OTHER COMPREHENSIVE NET INCOME (LOSS)

         The Company's other comprehensive net income (loss) includes foreign currency translation adjustments. The Company's comprehensive net income (loss) was as follows:

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                        ------------------
                                                                        1999          1998
                                                                        ----          ----

Net income (loss)                                                       $(1,012)      $3,005
Foreign currency translation adjustments                                    (27)          --
                                                                        -------       ------
Comprehensive net income (loss)                                         $(1,039)      $3,005
                                                                        -------       ------
                                                                        -------       ------


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - NONCASH FINANCING ACTIVITIES

         The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.0 million and $0.1 million during the three months ended March 31, 1999 and 1998, respectively.

         In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the three months ended March 31, 1999 and 1998, these amounts totaled $0.2 million and $2.0 million, respectively.

NOTE 6 - LONG-TERM DEBT

         Under terms included in the amended and restated credit facility between the Company and its commercial bank, the Company's ability to borrow under the revolving line of credit was increased from $50 million to $100 million on February 10, 1999. The line of credit commitment is reduced by $10 million on October 31, 2001, $15 million on October 31, 2003 and $75 million on October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate (LIBOR) plus 1.0% or the prime rate in effect from time to time, as selected by the Company. The Company pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. When borrowings are outstanding, interest payments are due quarterly.

         Under the bank facility, the Company has limitations and restrictions on its ability to make certain sales or transfers of assets, incur nonpermitted indebtedness or encumbrances, and redeem or repurchase its capital stock. In addition, the bank credit facility requires the Company to maintain certain levels of operating cash flow and debt coverage, and limits its ability to make investments and declare dividends.

NOTE 7 - INVESTMENT IN INSURQUOTE

         On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. (InsurQuote). InsurQuote, formed in 1989, is a provider of insurance rating information and the software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provide the Company with the right to acquire additional shares of InsurQuote common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred shares. The Company's ownership percentage, assuming conversion into common stock all of the securities currently exercisable, would be increased to approximately 33% at March 31, 1999.

         The Company accounts for its investment in InsurQuote on the equity method. Notwithstanding the Company's initial 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's ownership, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's net losses was the result of the Company's $20.0 million investment being InsurQuote's primary source of funding for its operating losses. The Company has not recorded any income tax benefit on the InsurQuote losses. At March 31, 1999, the Company's remaining recorded investment in InsurQuote was approximately $3.7 million. The market value of the investment in InsurQuote at March 31, 1999 was not readily determinable.

         On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with an 11% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.4% and the Company will cease recording losses on its investment, unless it is determined that its remaining investment is impaired.

         Summary InsurQuote financial information for the three months ended March 31, 1999 was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Revenues                                                              $2,698
Loss from operations                                                $(4,190)
Net loss                                                            $(4,481)

NOTE 8 - BUSINESS SEGMENTS

         The Company has three reportable segments; Insurance Services, Automotive Services and Consumer Processing Services. The Insurance Services Division sells products and services which assist its customers in managing total loss and repairable auto claims as well as a product to assist in the underwriting of insurance. The Automotive Services Division sells products and services which assist its customers in managing repairable auto claims. The Consumer Processing Services Division sells products and services which provide complete outsourcing services on many aspects of the claim process.

         The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and support organizations (product development and customer support) tasked with facilitating the performance of the revenue producing divisions. Division expenses represent principally salaries and related employee expenses directly related to the Division's activities. Each revenue division and support organization is led by a vice president that reports to either the Chief Operating Officer or the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The support organization costs are not currently allocated to the revenue producing divisions and include product engineering, management information systems, customer support and finance and administration costs.

                                                                        CONSUMER
                                           INSURANCE      AUTOMOTIVE   PROCESSING
                                            SERVICES       SERVICES     SERVICES       OTHER*      TOTAL
                                           ---------      ----------   ----------      ------      -----
THREE MONTHS ENDED MARCH 31, 1999
Net Revenue                                  $25,594        $16,572      $ 7,743      $     --   $ 49,909
Expenses                                      (7,468)        (8,842)      (6,584)      (20,696)   (43,590)
                                            --------       --------      -------      --------   --------
Operating income                              18,126          7,730        1,159       (20,696)     6,319
Equity in net losses of affiliates            (4,495)            --           --            --     (4,495)
                                            --------       --------      -------      --------   --------
Division operating margin                    $13,631        $ 7,730      $ 1,159      $(20,696)  $  1,824
                                            --------       --------      -------      --------   --------
                                            --------       --------      -------      --------   --------
Accounts receivable                          $11,095        $ 1,634      $ 6,601      $    181   $ 19,511
                                            --------       --------      -------      --------   --------
                                            --------       --------      -------      --------   --------

THREE MONTHS ENDED MARCH 31, 1998
Net Revenue                                  $25,382        $14,751      $ 4,010      $    548   $ 44,691
Expenses                                      (7,587)        (7,475)      (3,237)      (19,236)   (37,535)
                                            --------       --------      -------      --------   --------
Operating income                              17,795          7,276          773       (18,688)     7,156
Equity in net losses of affiliates            (1,181)            --           --            --     (1,181)
                                            --------       --------      -------      --------   --------
Division operating margin                    $16,614        $ 7,276      $   773      $(18,688)  $  5,975
                                            --------       --------      -------      --------   --------
                                            --------       --------      -------      --------   --------
Accounts receivable                          $11,428         $3,382      $ 3,893      $    524   $ 19,227
                                            --------       --------      -------      --------   --------
                                            --------       --------      -------      --------   --------

* Other net revenue includes a discontinued product which provided new and used car pricing to consumers. Other expenses include support costs.

NOTE 9 - LEGAL PROCEEDINGS

         In March 1999, the Company completed a settlement of a lawsuit filed in late 1998 involving a former independent sales representative. The settlement of $1.7 million, recorded in December 1998, included, among other things, payment for past earned commissions, resolution of disputed commissions, and other costs associated with the resolution of the dispute.

         The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
      MARCH 31, 1998

         The Company reported a net loss applicable to common stock of $(1.0) million, or $(0.04) per share on a diluted basis, for the three months ended March 31, 1999, versus net income of $3.0 million, or $0.12 per share on a diluted basis, for the same quarter last year.

         REVENUES. First quarter 1999 revenues of $49.9 million were $5.2 million, or 11.7%, higher than the same quarter last year. The increase in revenues was primarily due to continued growth in the Consumer Processing Services Division and the increase revenues from the Automotive Services Division. The Automotive Services Division increase was a result of growth in the digital imaging product and an increase in the number of collision estimating seats.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $9.9 million, or 22.2% of revenues, to $14.1 million, or 28.3% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity related to Consumer Processing Services and an increase in Automotive Services workflow/collision estimating seat implementations.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $5.3 million, or 11.9% of revenues, to $4.5 million, or 8.9% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $14.0 million, or 31.4% of revenues, to $16.8 million, or 33.8% of revenues. The increase in dollars was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees, additional costs associated with the expansion of the Automotive Services Division customer base and efforts to build and upgrade internal systems and infrastructure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.2 million, or 4.9% of revenues, to $2.4 million, or 4.9% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from the acquisition of two subsidiaries in the third quarter of 1998.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $6.1 million, or 13.7% of revenues, to $5.7 million, or 11.5% of revenues. The dollar decrease was due primarily to the Company's development efforts on international products being reimbursed monthly by the Enterstand Joint Venture in Europe.

         OTHER INCOME/INTEREST EXPENSE. Net other income/interest expense decreased from $0.3 million to $(0.2) million. The decrease was principally the result of lower interest income from the investment of excess cash.

         INCOME TAXES. First quarter income taxes decreased from $3.2 million, or 41.8% of income before taxes, to $2.7 million, or 43.5% of income before taxes. The dollar decrease was attributable to lower pretax income.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates increased from $1.2 million to $4.5 million. The results include $4.2 million and $1.2 million loss in InsurQuote Systems, Inc. for first quarter 1999 and 1998, respectively, and $0.3 million loss from the Enterstand Joint Venture in 1999.

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

         INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete most of this process by the third quarter of 1999.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has nearly completed its assessment and expects that most facility and office equipment will be compliant by third quarter of 1999.

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

         Although the Company expects its critical systems to be compliant by the end of the third quarter of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A possible worst case scenario might include one or more of the Company's software products sold to customers being non-compliant. Such an event could result in a material disruption to the Company's or customers operations. For example, the software could experience an interruption in its ability to properly calculate or access the data required to complete a collision estimate. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

         CONTINGENCY PLANS. The Company is currently developing contingency plans to address Year 2000 Problems should they occur. The Company expects to complete its contingency plans by May 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         Based on the activities described above, Management believes the Company is devoting the necessary resources to identify and resolve Year 2000 Problems. The success of this effort and a favorable outcome to the various potential situations described herein will determine the impact the Year 2000 Problem has on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, net cash provided by operating activities was $13.0 million. The Company applied $2.2 million to the purchase of equipment and software. In addition, the Company applied $11.0 million to the repayment of all the long-term debt that was outstanding at December 31, 1998.

         Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in Item 2 contains a forward-looking statements which involves certain degrees of risks and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1998 Annual Report on Form 10-K, as amended, filed with the Commission on April 1, 1999.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In March 1999, the Company completed a settlement of a lawsuit filed in late 1998 involving a former independent sales representative. The settlement of $1.7 million, recorded in December 1998, included, among other things, payment for past earned commissions, resolution of disputed commissions, and other costs associated with the resolution of the dispute.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K (the "Annual Report") (filed with the Commission File No. 000-28600 on March 14, 1997, and hereby incorporated by reference)

             3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             4.1 Amended and Restated Stockholder's Agreement (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             4.2 Series C Preferred Designation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

             4.3 Series D Preferred Designation (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

             4.4 Series E Preferred Designation (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-07287)

             10.1 Amended and restated Credit Facility Agreement between CCC Information Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.2 Amended and restated Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.3 European Version of Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.4    Stock Option Plan (incorporated herein by reference to
                     Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File No. 333-15207 filed October 31,
                     1996)

             10.5 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-67645 filed November 20, 1998)

             10.6 401(k) Company Retirement Saving & Investment Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 333-32139 filed on July 25, 1997)

             10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.01 of the Company's Registration Statement on Form S-8, Commission File No. 333-47205 filed on March 2, 1998)

             10.8 Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1999)

             10.9 Investment Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1999)

             10.10 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1999)

             10.11 Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             11      Statement Re:  Computation of Per Share Earnings

             13 InsurQuote Systems, Inc. Audited Consolidated Financial Statements for the Year Ended June 30, 1998 (incorporated herein by reference to Exhibit 13 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             27      Financial Data Schedule

         (b) Reports on Form 8-K

             Preliminary Operating Results Press Release filed on January 27, 1999, Commission File No. 000-28600

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999               CCC Information Services Group Inc.


                                 By:      /s/ David M. Phillips
                                          -------------------------------------
                                 Name:    David M. Phillips
                                 Title:   Chairman and Chief Executive Officer


                                 By:      /s/ Leonard L. Ciarrocchi
                                          -------------------------------------
                                 Name:    Leonard L. Ciarrocchi
                                 Title:   Executive Vice President
                                            and Chief Financial Officer


                                 By:      /s/ Michael P. Devereux
                                          -------------------------------------
                                 Name:    Michael P. Devereux
                                 Title:   Senior Vice President of Finance
                                            and Chief Accounting Officer

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

 4.1 Amended and Restated Stockholder's Agreement (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K,
         Commission File No. 000-28600)

 4.2     Series C Preferred Designation (incorporated herein by reference to
         Exhibit 4.4 of the Company's Registration Statement on Form S-1,
         Commission File No. 333-07287)

 4.3     Series D Preferred Designation (incorporated herein by reference to
         Exhibit 4.5 of the Company's Registration Statement on Form S-1,
         Commission File No. 333-07287)

 4.4     Series E Preferred Designation (incorporated herein by reference to
         Exhibit 4.6 of the Company's Registration Statement on Form S-1,
         Commission File No. 333-07287)

10.1     Amended and restated Credit Facility Agreement between CCC Information
         Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit
         10.1 of the Company's Annual Report on Form 10-K, Commission File No.
         000-28600)

10.2     Amended and restated Motors Crash Estimating Guide Data License
         (incorporated herein by reference to Exhibit 10.2 of the Company's
         (incorporated herein by reference to Exhibit 10.2 of the Company's
         Annual Report on Form 10-K, Commission File No. 000-28600)

10.3     European Version of Motors Crash Estimating Guide Data License
         (incorporated herein by reference to Exhibit 10.3 of the Company's
         Annual Report on Form 10-K, Commission File No. 000-28600)

10.4 Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File No.
         333-15207 filed October 31, 1996)

10.5 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8,
         Commission File No. 333-67645 filed November 20, 1998)

10.6 401(k) Company Retirement Saving & Investment Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 333-32139 filed on July 25, 1997)

10.7     Employee Stock Purchase Plan (incorporated herein by reference to
         Exhibit 5.01 of the Company's Registration Statement on Form S-8,
         Commission File No. 333-47205 filed on March 2, 1998)

10.8     Securities Purchase Agreement between Company and InsurQuote Systems
         Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, Commission
         File No. 000-28600 filed on May 15, 1999)

10.9     Investment Agreement between Company and InsurQuote Systems Inc. dated
         February 10, 1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, Commission File No.
         000-28600 filed on May 15, 1999)



10.10    Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems
         Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, Commission
         File No. 000-28600 filed on May 15, 1999)

10.11 Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, Commission File No.
         000-28600)

11       Statement Re:  Computation of Per Share Earnings

13 InsurQuote Systems, Inc. Audited Consolidated Financial Statements for the Year Ended June 30, 1998 (incorporated herein by reference to
         Exhibit 13 of the Company's Annual Report on Form 10-K, Commission File
         No. 000-28600)

27       Financial Data Schedule
