Form 10-Q
period 1999-06-30
CCC INFORMATION SERVICES GROUP INC
filed 1999-08-16
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 10, 1999, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 22,320,187 shares.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                   Page(s)
Item 1.           Financial Statements

                  Consolidated Interim Statement of Operations (Unaudited),                  3
                   Three Months and Six Months Ended June 30, 1999 and 1998

                  Consolidated Interim Balance Sheet,                                        4
                   June 30, 1999 (Unaudited) and December 31, 1998

                  Consolidated Interim Statement of Cash Flows (Unaudited),                  5
                  Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Interim Financial Statements (Unaudited)            6-9

Item 2.           Management's Discussion and Analysis                                     10-14
                   of Results of Operations and Financial Condition


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                          14

Item 2.           Changes in Securities                                                      14

Item 3.           Defaults Upon Senior Securities                                            14

Item 4.           Submission of Matters to a Vote of Security Holders                        14

Item 5.           Other Information                                                          15

Item 6.           Exhibits and Reports on Form 8-K                                         15-16


SIGNATURES                                                                                   17

EXHIBIT INDEX                                                                                18

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                         Three Months Ended              Six Months Ended
                                                                       ----------------------         ----------------------
                                                                              June 30,                       June 30,
                                                                              --------                       --------
                                                                         1999         1998              1999          1998
                                                                       --------      --------         ---------     --------
Revenues                                                               $ 50,968      $ 46,147         $ 100,877     $ 90,838

Expenses:
    Production and customer support                                      15,033        10,835            29,149       20,742
    Commissions, royalties and licenses                                   4,390         5,526             8,850       10,845
    Selling, general and administrative                                  22,186        14,169            39,032       28,192
    Depreciation and amortization                                         2,503         2,270             4,926        4,441
    Product development and programming                                   6,225         6,951            11,970       13,066
    Relocation of claims settlement function                                  -         1,707                 -        1,707
                                                                       --------      --------         ---------     --------
Total operating expenses                                                 50,337        41,458            93,927       78,993
                                                                       --------      --------         ---------     --------
Operating income                                                            631         4,689             6,950       11,845
Interest expense                                                           (186)           (1)             (381)         (65)
Other income, net                                                           189           112               228          462
                                                                       --------      --------         ---------     --------
Income before income taxes                                                  634         4,800             6,797       12,242
Income tax provision                                                        (58)       (2,046)           (2,737)      (5,208)
                                                                       --------      --------         ---------     --------
Income before equity losses                                                 576         2,754             4,060        7,034
Equity in net losses of affiliates                                         (501)       (3,036)           (4,996)      (4,217)
                                                                       --------      --------         ---------     --------
Net income (loss)                                                            75          (282)             (936)       2,817
Dividends and accretion on mandatorily redeemable preferred stock            (1)          (97)               (2)        (191)
                                                                       --------      --------         ---------     --------
Net income (loss) applicable to common stock                           $     74      $   (379)        $    (938)    $  2,626
                                                                       --------      --------         ---------     --------
                                                                       --------      --------         ---------     --------
PER SHARE DATA
Income (loss) per common share - basic                                 $      -      $  (0.01)        $   (0.04)    $   0.11
                                                                       --------      --------         ---------     --------
                                                                       --------      --------         ---------     --------

Income (loss) per common share - diluted                               $      -      $  (0.01)        $   (0.04)    $   0.10
                                                                       --------      --------         ---------     --------
                                                                       --------      --------         ---------     --------
Weighted average shares outstanding:
Basic                                                                    23,381        24,859            23,550       24,749
Diluted                                                                  23,685        25,493            23,910       25,456


             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

            CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED INTERIM BALANCE SHEET
                               (IN THOUSANDS)


                                                                                               June 30,       December 31,
                                                                                                 1999             1998
                                                                                              -----------     ------------
                                                                                              (Unaudited)
                                                      ASSETS
Cash                                                                                           $    460         $  1,526
Accounts receivable (net of reserves of $3,241 (unaudited) and
    $3,258 at June 30, 1999 and December 31, 1998, respectively)                                 23,815           23,212
Income taxes receivable                                                                           2,042              272
Other current assets                                                                              6,391            5,726
                                                                                              -----------     ------------
    Total current assets                                                                         32,708           30,736
Property and equipment (net of accumulated depreciation
    of $38,338 (unaudited) and $34,494 at June 30, 1999
    and December 31, 1998, respectively)                                                         15,205           14,951
Goodwill (net of accumulated amortization of $12,965 (unaudited) and
    $11,845 at June 30, 1999 and December 31, 1998, respectively)                                12,643           12,799
Deferred income taxes                                                                             7,573            7,371
Long-term investment in affiliates                                                                4,679            9,843
Other assets                                                                                      3,138            3,318
                                                                                              -----------     ------------
      Total Assets                                                                             $ 75,946         $ 79,018
                                                                                              -----------     ------------
                                                                                              -----------     ------------
                                  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                               AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                          $ 29,880         $ 23,128
Deferred revenues                                                                                 5,565            4,327
                                                                                              -----------     ------------
    Total current liabilities                                                                    35,445           27,455
Long-term debt                                                                                   13,000           11,000
Long-term deferred revenue                                                                          577              956
Other liabilities                                                                                 3,378            3,611
Minority interest in consolidated companies                                                           5                5
                                                                                              -----------     ------------
    Total liabilities                                                                            52,405           43,027
                                                                                              -----------     ------------
Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 0 and 684 designated and outstanding at
    June 30, 1999 (unaudited) and December 31, 1998, respectively)                                    -              688
                                                                                              -----------     ------------
Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 22,893,260 (unaudited) and 23,700,165 shares issued and
    outstanding at June 30, 1999 and December 31, 1998, respectively)                             2,529            2,510
Additional paid-in capital                                                                       97,282           95,573
Accumulated deficit                                                                             (47,407)         (46,469)
Accumulated other comprehensive income                                                              (84)             (26)
Treasury stock, at cost ($0.10 par value, 2,517,615 and 1,521,925 shares in
    treasury at June 30, 1999 (unaudited) and December 31, 1998, respectively)                  (28,779)         (16,285)
                                                                                              -----------     ------------
    Total stockholders' equity                                                                   23,541           35,303
                                                                                              -----------     ------------
      Total Liabilities, Mandatorily Redeemable Preferred Stock and
        Stockholders' Equity                                                                   $ 75,946         $ 79,018
                                                                                              -----------     ------------
                                                                                              -----------     ------------


             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)

                                 (UNAUDITED)

                                                                                  Six Months Ended
                                                                                  ----------------
                                                                                      June 30,
                                                                                      --------
                                                                              1999                1998
                                                                            --------             --------
Operating activities:
Net income (loss)                                                           $   (936)            $  2,817
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in net losses of affiliates                                       4,996                4,217
      Depreciation and amortization of property and equipment                  3,768                3,751
      Amortization of goodwill                                                 1,120                  673
      Deferred income taxes                                                     (202)                  42
      Other, net                                                                 223                  190
      Changes in:
        Accounts receivable, net                                                (603)              (4,543)
        Other current assets                                                    (665)                (448)
        Other assets                                                             280               (2,048)
        Accounts payable and accrued expenses                                  6,752                1,787
        Income taxes receivable                                               (1,281)               1,343
        Deferred revenues                                                        859               (1,897)
        Other liabilities                                                       (233)                (203)
                                                                            --------             --------
          Net cash provided by operating activities                           14,078                5,681
                                                                            --------             --------
Investing activities:
    Capital expenditures                                                      (4,135)              (9,686)
    Purchase of investment securities                                         (1,484)              (8,332)
    Proceeds from the sale of investment securities                            1,484               38,386
    Investments                                                               (1,064)             (20,000)
                                                                            --------             --------
          Net cash provided by (used for) investing activities                (5,199)                 368
                                                                            --------             --------
Financing activities:
    Principal repayments on long-term debt                                   (23,000)                 (62)
    Proceeds from the issuance of long-term debt                              25,000                    -
    Proceeds from exercise of stock options                                      814                1,184
    Proceeds from employee stock purchase plan                                   401                    -
    Payments to acquire treasury stock                                       (12,622)                   -
    Issuance of treasury stock                                                   152                    -
    Redemption of preferred stock, including accrued dividends                  (690)                   -
                                                                            --------             --------
          Net cash provided by (used for) financing activities                (9,945)               1,122
                                                                            --------             --------
Net increase (decrease) in cash                                               (1,066)               7,171
Cash:
    Beginning of period                                                        1,526                2,064
                                                                            --------             --------
    End of period                                                           $    460             $  9,235
                                                                            --------             --------
                                                                            --------             --------
SUPPLEMENTAL DISCLOSURES:
    Cash paid:
      Interest                                                              $   (383)            $    (48)
                                                                            --------             --------
                                                                            --------             --------
      Income taxes, net of refunds                                          $ (4,218)            $ (3,795)
                                                                            --------             --------
                                                                            --------             --------


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

         As of June 30, 1999, White River Ventures Inc. ("White River") held approximately 31.7% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company. On June 16, 1999, and in accordance with the terms of the Company's Mandatorily Redeemable Series D and Series E Preferred Stock, all outstanding shares of the Company's preferred stock were redeemed. Following the redemption of the Company's Series E Preferred Stock, White River no longer has certain voting rights that entitle it to have 51% of the votes cast on any matter to be voted upon by holders of the Company's common stock.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 1999 and 1998 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:

                                                                    THREE MONTHS       SIX MONTHS
                                                                   ENDED JUNE 30,    ENDED JUNE 30,
                                                                   ---------------   ---------------
                                                                    1999     1998     1999     1998
                                                                   ------   ------   ------   ------
Weighted average common shares outstanding:                        23,381   24,859   23,550   24,749
  Shares attibutable to common stock outstanding                      304      634      360      707
                                                                   ------   ------   ------   ------
  Shares attibutable to common stock equivalents outstanding       23,685   25,493   23,910   25,456
                                                                   ======   ======   ======   ======

NOTE 3 - OTHER COMPREHENSIVE NET INCOME (LOSS)

         The Company's other comprehensive net income (loss) includes foreign currency translation adjustments. The Company's comprehensive net income
(loss) was as follows:


                                              THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                             --------------     ---------------
                                             1999      1998      1999      1998
                                            ------    ------    ------    ------
Net income (loss)                           $   74    $ (379)   $ (938)   $2,626
Foreign currency translation adjustments       (31)     --         (58)     --
                                            ------    ------    ------    ------
Comprehensive net income (loss)             $   43    $ (379)   $ (996)   $2,626
                                            ======    ======    ======    ======

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

         Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provided guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The Company previously maintained a policy similar to SOP 97-2 and therefore the adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" ("SOP 98-1"), which the Company adopted. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company previously maintained a policy similar to SOP 98-1 and, therefore, the adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position.

         Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements.

NOTE 5 - NONCASH FINANCING ACTIVITIES

         The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.0 million and $0.2 million during the six months ended June 30, 1999 and 1998, respectively.

         In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the six months ended June 30, 1999 and 1998, these amounts totaled $0.5 million and $3.2 million, respectively.

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

         Under the bank facility, the Company has limitations and restrictions on its ability to make certain sales or transfers of assets, incur indebtedness or encumbrances, and redeem or repurchase its capital stock. In addition, the bank credit facility requires the Company to maintain certain levels of operating cash flow and debt coverage, and limits its ability to make investments and declare dividends.

NOTE 7 - INVESTMENT IN INSURQUOTE

         On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, is a provider of insurance rating information and the software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provide the Company with the right to acquire additional shares of InsurQuote common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred shares. The Company's ownership percentage, assuming conversion into common stock all of the securities currently exercisable, would increase to approximately 31.8% at June 30, 1999.

         The Company accounted for its investment in InsurQuote on the equity method through March 31, 1999. Notwithstanding the Company's initial 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's net losses was the result of the Company's $20.0 million investment being InsurQuote's primary source of funding for its operating losses. The Company has not recorded any income tax benefit on the InsurQuote losses. At June 30, 1999, the Company's remaining recorded investment in InsurQuote was approximately $3.7 million. The market value of the investment in InsurQuote at June 30, 1999 was not readily determinable.

         On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with an 11% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 12.3% and the Company has ceased recording losses on its investment, unless it is determined that its remaining investment is impaired.

         Summary InsurQuote financial information for the six months ended June 30, 1999 was as follows:

                                                           (IN THOUSANDS)
                                                           --------------
Revenues                                                       $ 5,326
Loss from operations                                           $(9,064)
Net loss                                                       $(9,290)


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

                                                                              CONSUMER
                                              INSURANCE      AUTOMOTIVE      PROCESSING
                                              SERVICES        SERVICES        SERVICES      OTHER*     TOTAL
                                             ----------      ----------      ----------    --------   --------
SIX MONTHS ENDED JUNE 30, 1999
Net revenue                                   $ 50,819         $ 33,744       $ 16,212    $    102   $ 100,877
Expenses                                       (14,964)         (18,140)       (14,232)    (46,591)    (93,927)
                                             ---------         --------       --------    --------   --------
Operating income                                35,855           15,604          1,980     (46,489)      6,950
Equity in losses of affiliates                  (4,996)             --             --          --       (4,996)
                                             ---------         --------       --------    --------   --------
Division operating margin                     $ 30,859         $ 15,604       $  1,980    $(46,489)  $   1,954
                                             =========        =========       ========    =========   =======

Accounts receivable, net                      $ 14,034         $  1,657       $  7,833    $    291   $  23,815
                                             =========         ========       ========    ========   ========

SIX MONTHS ENDED JUNE 30, 1998
Net revenue                                   $ 50,894         $ 30,315       $  8,910    $    719   $  90,838
Expenses                                       (15,416)         (15,518)        (7,814)    (40,245)    (78,993)
                                             ---------         --------       --------    --------   --------
Operating income                                35,478           14,797          1,096     (39,526)     11,845
Equity in losses of affiliates                  (1,181)             --             --       (3,036)     (4,217)
                                             ---------         --------       --------    --------   --------
Division operating margin                     $ 34,297         $ 14,797       $  1,096    $(42,562)  $   7,628
                                             =========        =========       ========    =========   =======

Accounts receivable, net                      $ 12,399         $  4,411       $  5,545    $    490   $  22,845
                                             =========         ========       ========      ======   ========

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

NOTE 10 - SUBSEQUENT EVENT

         On August 13, 1999, the Company acquired 100% of the outstanding stock of D.W. Norris Limited for $5.0 million. D.W. Norris Limited provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services throughout the United Kingdom. The purchase agreement provides for a contingent purchase price not to exceed approximately $3 million and is based on certain performance measures of D.W. Norris through December 2002.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         The Company reported net income applicable to common stock of $0.1 million, or $0.00 per share on a diluted basis, for the three months ended June 30, 1999, versus a net loss of $0.4 million, or $(0.01) per share on a diluted basis, for the same quarter last year.

         REVENUES. Second quarter 1999 revenues of $51.0 million were $4.8 million, or 10.4%, higher than the same quarter last year. The increase in revenues was primarily due to continued growth in the Consumer Processing Services Division and the increase revenues from the Automotive Services Division. The Automotive Services Division increase was a result of growth in the digital imaging product and an increase in the number of collision estimating seats.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $10.8 million, or 23.5% of revenues, to $15.0 million, or 29.5% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity related to Consumer Processing Services and an increase in Automotive Services workflow/collision estimating seat implementations.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $5.5 million, or 12.0% of revenues, to $4.4 million, or 8.6% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $14.2 million, or 30.7% of revenues, to $22.2 million, or 43.6% of revenues. The increase in dollars was due primarily to compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by the Company's chairman, David M. Phillips; consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure and reorganization costs of the Automotive Services division. The Automotive Services division reorganization costs include severance costs and conversion costs of outside sales representatives to salaried employees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.3 million, or 4.9% of revenues, to $2.5 million, or 4.9% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from the acquisition of two subsidiaries in the third quarter of 1998.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $7.0 million, or 15.1% of revenues, to $6.2 million, or 12.2% of revenues. The dollar amount and percentage of revenue decreases were due primarily to the Company's development efforts on international products being reimbursed monthly by the Enterstand Joint Venture in Europe.

         RELOCATION OF CLAIMS SETTLEMENT FUNCTION. In the second quarter of 1998, the Company recorded a charge of $1.7 million related to the relocation of certain customer service and claims processing operations to South Dakota.

         OTHER INCOME/INTEREST EXPENSE. Net other income/interest expense decreased from $0.1 million to $0.0 million. The decrease was principally the result of higher interest expense due to borrowing under the revolving credit facility.

         INCOME TAXES. Second quarter income taxes decreased from $2.0 million, or 42.6% of income before taxes, to $0.1 million, or 9.1% of income before taxes. The dollar decrease was attributable to both lower pretax income and a decrease in the state income tax effective rate.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $3.0 million to $0.5 million. The results include $3.0 million loss in InsurQuote for second quarter 1998 and $0.3 million

                        CCC INFORMATION SERVICES GROUP INC.
                                 AND SUBSIDIARIES


loss from the Enterstand Joint Venture, in second quarter of 1999. The Company ceased recording equity in net losses of InsurQuote in the second quarter of 1999 as a result of a new investor in InsurQuote.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         The Company reported a net loss applicable to common stock of $0.9 million, or $(0.04) per share on a diluted basis, for the six months ended June 30, 1999, versus net income of $2.6 million, or $0.11 per share on a diluted basis, for the same period last year.

         REVENUES. Revenues of $100.9 million were $10.0 million, or 11.1%, higher than the same period last year. The increase in revenues was primarily due to continued growth in the Consumer Processing Services Division, increase revenues from the Automotive Services Division and revenues from CCC International. The Automotive Services Division increase was a result of growth in the digital imaging product and an increase in the number of collision estimating seats.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $20.7 million, or 22.8% of revenues, to $29.1 million, or 28.9% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity related to Consumer Processing Services, Automotive Services and CCC International.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $10.8 million, or 12.0% of revenues, to $8.9 million, or 8.8% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $28.2 million, or 31.0% of revenues, to $39.0 million, or 38.7% of revenues. The increase in dollars was due primarily to compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by the Company's chairman, David M. Phillips; consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure and reorganization costs of the Automotive Services division. The Automotive Services division reorganization costs include severance costs and conversion costs of outside sales representatives to salaried employees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $4.4 million, or 4.9% of revenues, to $4.9 million, or 4.9% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from the acquisition of two subsidiaries in the third quarter of 1998.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $13.1 million, or 14.4% of revenues, to $12.0 million, or 11.8% of revenues. The dollar and percentage of revenue decreases were due primarily to the Company's development efforts on international products being reimbursed monthly by the Enterstand Joint Venture in Europe.

         RELOCATION OF CLAIMS SETTLEMENT FUNCTION. In the second quarter of 1998, the Company recorded a charge of $1.7 million related to the relocation of certain customer service and claims processing operations to South Dakota.

         OTHER INCOME/INTEREST EXPENSE. Net other income/interest expense decreased from $0.4 million to $(0.2) million. The decrease was principally the result of higher interest expense due to borrowing under the revolving credit facility in 1999 and lower interest income from the investment of excess cash in 1999.

         INCOME TAXES. Income taxes decreased from $5.2 million, or 42.5% of income before taxes, to $2.7 million, or 40.3% of income before taxes. The dollar decrease was attributable to both lower pretax income and a decrease in the state income tax effective rate.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates increased from $4.2 million to $5.0 million. The results include $4.2 million losses in InsurQuote for both 1999 and 1998 and $0.8 million loss from the Enterstand Joint Venture, in 1999. The Company ceased recording equity in net losses of InsurQuote in the second quarter of 1999 as a result of a new investor in InsurQuote.

                        CCC INFORMATION SERVICES GROUP INC.
                                 AND SUBSIDIARIES


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

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has nearly completed its assessment and expects that most facility and office equipment will be compliant by the end of the third quarter of 1999.

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

         SUPPLIERS. The Company has substantially completed communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

         MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the

                        CCC INFORMATION SERVICES GROUP INC.
                                 AND SUBSIDIARIES


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

         Although the Company believes its critical customer systems are compliant and expects the remaining critical internal system to be compliant by the end of the third quarter of 1999, there is no guarantee of these results. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A possible worst case scenario might include one or more of the Company's software products sold to customers being non-compliant. Such an event could result in a material disruption to the Company's or customers operations. For example, the software could experience an interruption in its ability to properly calculate or access the data required to complete a collision estimate. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

         CONTINGENCY PLANS. The Company is currently completing contingency plans to address Year 2000 Problems should they occur. The Company expects to complete its contingency plans by the end of the third quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         Based on the activities described above, management believes the Company is devoting the necessary resources to identify and resolve Year 2000 Problems. The success of this effort and a favorable outcome to the various potential situations described herein will determine the impact the Year 2000 Problem has on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, net cash provided by operating activities was $14.1 million. The Company applied $4.1 million to the purchase of equipment and software. In addition, the Company borrowed $2.0 million of long-term debt. The Company also acquired 1.0 million of the Company's outstanding shares for $12.6 million during the six months ended June 30, 1999. On August 13, 1999, the Company acquired 100% of the outstanding stock of D.W. Norris Limited for $5.0 million.

         Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in Item 2 contains forward-looking statements which involves certain degrees of risks and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the

                        CCC INFORMATION SERVICES GROUP INC.
                                 AND SUBSIDIARIES


volatile nature of technological change within the automobile claims industry. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 1998 Annual Report on Form 10-K, as amended, filed with the Commission on April 1, 1999.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Registrant was held on April 29, 1999.


         (b) The directors listed in the Registrant's Proxy Statement dated March 30, 1999, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

DIRECTOR                       FOR                 WITHHELD            ABSTENTIONS
--------                       ---                 --------            -----------
Morgan W. Davis             21,707,144             200,021                  0
Michael R. Eisenson         21,707,144             200,021                  0
Thomas L. Kempner           21,707,144             200,021                  0
Dudley C. Mecum             21,707,144             200,021                  0
David M. Phillips           21,707,144             200,021                  0
Githesh Ramamurthy          21,667,144             240,021                  0
Mark A. Rosen               21,707,144             200,021                  0
Michael R. Stanfield        21,707,144             200,021                  0
Herbert S. Winokur          21,707,144             200,021                  0

          (c) An increase to the number of shares authorized to be purchased pursuant to the Company's 1997 Employee Stock Option Plan was approved. Voting by stockholders on the proposal was 19,893,232 for, 1,999,128 against, 14,805 withheld and 0 abstentions.



          (d) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 21,870,440 for, 4,655 against, 32,070 withheld and 0 abstentions.

                   CCC INFORMATION SERVICES GROUP INC.
                            AND SUBSIDIARIES


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K (the "Annual Report") (filed with the Commission File No. 000-28600 on March 14, 1997, and hereby incorporated by reference)

             3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.1 Amended and restated Credit Facility Agreement between CCC Information Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.2 Amended and restated Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.3 European Version of Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

             10.4    Stock Option Plan (incorporated herein by reference to
                     Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File No. 333-15207 filed October 31,
                     1996)

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

                   CCC INFORMATION SERVICES GROUP INC.
                            AND SUBSIDIARIES

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

             27      Financial Data Schedule

         (b) Reports on Form 8-K

             Change in Control of Registrant filed on June 29, 1999, Commission File No. 000-28600

                   CCC INFORMATION SERVICES GROUP INC.
                            AND SUBSIDIARIES


                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999            CCC Information Services Group Inc.

                                 By:      /s/ Githesh Ramamurthy
                                          ----------------------
                                 Name:    Githesh Ramamurthy
                                 Title:   President and Chief Executive Officer

                                 By:      /s/ Leonard L. Ciarrocchi
                                          -------------------------
                                 Name:    Leonard L. Ciarrocchi
                                 Title:   Executive Vice President
                                           and Chief Financial Officer

                                 By:      /s/ Michael P. Devereux
                                          -----------------------
                                 Name:    Michael P. Devereux
                                 Title:   Senior Vice President of Finance
                                          and Chief Accounting Officer

                   CCC INFORMATION SERVICES GROUP INC.
                            AND SUBSIDIARIES


                              EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 of the Company's Annual Report on Form 10-K (the "Annual Report") (filed with the Commission File No. 000-28600 on March 14 1997, and hereby incorporated by reference)

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.1 Amended and restated Credit Facility Agreement between CCC Information Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.2 Amended and restated Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.3 European Version of Motors Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K, Commission File No. 000-28600)

10.4 Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File No. 333-15207 filed October 31, 1996)

10.5 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, Commission File No. 333-67645 filed November 20, 1998)

10.6 401(k) Company Retirement Saving & Investment Plan (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 333-32139 filed on July 25, 1997)

10.7     Employee Stock Purchase Plan (incorporated herein by reference to
         Exhibit 5.01 of the Company's Registration Statement on Form S-8, Commission File No. 333-47205 filed on March 2, 1998)

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