Form 10-Q
period 1999-09-30
CCC INFORMATION SERVICES GROUP INC
filed 1999-11-09
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

As of November 5, 1999, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 21,899,266 shares.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                   Page(s)
Item 1.      Financial Statements

             Consolidated Interim Statement of Operations (Unaudited),
              Three Months and Nine Months Ended September 30, 1999 and  1998           3

             Consolidated Interim Balance Sheet,
              September 30, 1999 (Unaudited) and December 31, 1998                      4

             Consolidated Interim Statement of Cash Flows (Unaudited),
              Nine Months Ended September 30, 1999 and 1998                             5

             Notes to Consolidated Interim Financial Statements (Unaudited)            6-10

Item 2.      Management's Discussion and Analysis
              of Results of Operations and Financial Condition                        11-15


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                          15

Item 2.      Changes in Securities                                                      15

Item 3.      Defaults Upon Senior Securities                                            15

Item 4.      Submission of Matters to a Vote of Security Holders                        15

Item 5.      Other Information                                                          15

Item 6.      Exhibits and Reports on Form 8-K                                         15-16

SIGNATURES                                                                              17

EXHIBIT INDEX                                                                           18

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                       1999               1998            1999              1998
                                                    ---------         ---------         ---------         ---------
Revenues                                            $  51,649         $  48,048         $ 152,526         $ 138,886

Expenses:
    Production and customer support                    16,577            12,854            45,726            33,596
    Commissions, royalties and licenses                 3,858             5,540            12,708            16,385
    Selling, general and administrative                19,421            16,006            58,453            44,198
    Depreciation and amortization                       2,589             2,405             7,515             6,846
    Product development and programming                 5,487             6,644            17,457            19,710
    Relocation of claims settlement function                -                 -                 -             1,707
                                                    ---------         ---------         ---------         ---------

Total operating expenses                               47,932            43,449           141,859           122,442
                                                    ---------         ---------         ---------         ---------

Operating income                                        3,717             4,599            10,667            16,444

Interest expense                                         (412)              (61)             (793)             (126)
Other income, net                                         175               172               403               634
                                                    ---------         ---------         ---------         ---------

Income before income taxes                              3,480             4,710            10,277            16,952

Income tax provision                                   (2,099)           (2,125)           (4,836)           (7,333)
                                                    ---------         ---------         ---------         ---------

Income before equity losses                             1,381             2,585             5,441             9,619

Equity in net losses of affiliates                       (814)           (3,203)           (5,810)           (7,420)
Minority share in loss of subsidiaries                      1                14                 1                14
                                                    ---------         ---------         ---------         ---------

Net income (loss)                                         568              (604)             (368)            2,213

Dividends and accretion on mandatorily
    redeemable preferred stock                              -                 6                (2)             (185)
                                                    ---------         ---------         ---------         ---------

Net income (loss) applicable to common stock        $     568         $    (598)        $    (370)        $   2,028
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------

PER SHARE DATA

Income (loss) per common share - basic              $    0.03         $   (0.02)        $   (0.02)        $    0.08
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
Income (loss) per common share - diluted            $    0.03         $   (0.02)        $   (0.02)        $    0.08
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
Weighted average shares outstanding:
Basic                                                  22,429            24,998            23,172            24,833
Diluted                                                22,670            25,388            23,478            25,440

              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                        September 30,     December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------
                                                                                             (Unaudited)

                                     ASSETS
Cash                                                                                       $  1,045         $  1,526
Accounts receivable (net of reserves of $4,288 (unaudited) and
    $3,258 at September 30, 1999 and December 31, 1998, respectively)                        27,825           23,212
Income taxes receivable                                                                       1,402              272
Other current assets                                                                          7,952            5,726
                                                                                           --------         --------

    Total current assets                                                                     38,224           30,736

Property and equipment (net of accumulated depreciation
    of $40,765 (unaudited) and $34,494 at September 30, 1999
    and December 31, 1998, respectively)                                                     17,148           14,951
Goodwill (net of accumulated amortization of $13,585 (unaudited) and
    $11,845 at September 30, 1999 and December 31, 1998, respectively)                       16,853           12,799
Deferred income taxes                                                                         6,286            7,371
Long-term investment in affiliates                                                            3,865            9,843
Other assets                                                                                  3,091            3,318
                                                                                           --------         --------
      Total Assets                                                                         $ 85,467         $ 79,018
                                                                                           --------         --------
                                                                                           --------         --------

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                      $ 36,247         $ 23,128
Current portion of long-term debt                                                               736                -
Deferred revenues                                                                             4,823            4,327
                                                                                           --------         --------

    Total current liabilities                                                                41,806           27,455

Long-term debt                                                                               26,539           11,000
Long-term deferred revenue                                                                      475              956
Other liabilities                                                                             3,047            3,611
Minority interest in consolidated companies                                                       5                5
                                                                                           --------         --------

    Total liabilities                                                                        71,872           43,027
                                                                                           --------         --------

Mandatorily redeemable preferred stock ($1.00 par value, 100,000 shares authorized, 0 and 684 designated and outstanding at
    September 30, 1999 (unaudited) and December 31, 1998, respectively)                           -              688
                                                                                           --------         --------
Common stock ($0.10 par value, 30,000,000 shares authorized for all periods presented, 21,892,668 (unaudited) and 23,700,165 shares issued and
    outstanding at September 30, 1999 and December 31, 1998, respectively)                    2,537            2,510
Additional paid-in capital                                                                   98,106           95,573
Accumulated deficit                                                                         (46,839)         (46,469)
Accumulated other comprehensive income                                                          (17)             (26)
Treasury stock, at cost ($0.10 par value, 3,607,115 and 1,521,925 shares in
    treasury at September 30, 1999 (unaudited) and December 31, 1998, respectively)         (40,192)         (16,285)
                                                                                           --------         --------
    Total stockholders' equity                                                               13,595           35,303
                                                                                           --------         --------
      Total Liabilities, Mandatorily Redeemable Preferred Stock and
        Stockholders' Equity                                                               $ 85,467         $ 79,018
                                                                                           --------         --------
                                                                                           --------         --------

              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                            SEPTEMBER 30,
                                                                            -------------
                                                                         1999            1998
                                                                      --------         --------
Operating activities:
Net income (loss)                                                     $   (368)        $  2,213
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in net losses of affiliates                                 5,810            7,420
      Minority interest share of losses of subsidiaries                      -              (14)
      Depreciation and amortization of property and equipment            5,695            5,690
      Amortization of goodwill                                           1,741            1,121
      Deferred income taxes                                              1,154              433
      Other, net                                                           298               47
      Changes in:
        Accounts receivable, net                                          (903)          (9,340)
        Other current assets                                            (2,253)          (1,656)
        Other assets                                                       327              271
        Accounts payable and accrued expenses                           10,411            2,920
        Income taxes receivable                                           (580)           1,520
        Current portion of deferred revenues                               496                -
        Deferred revenues                                                 (481)          (1,354)
        Other liabilities                                                 (564)            (397)
                                                                      --------         --------

          Net cash provided by operating activities                     20,783            8,874
                                                                      --------         --------

Investing activities:
    Capital expenditures                                                (7,430)         (11,144)
    Purchase of investment securities                                   (1,484)         (12,778)
    Proceeds from the sale of investment securities                      1,484           41,301
    Investments                                                         (6,255)         (24,797)
    Other, net                                                               -              (19)
                                                                      --------         --------

          Net cash used for investing activities                       (13,685)          (7,437)
                                                                      --------         --------

Financing activities:
    Principal repayments on long-term debt                             (27,000)          (5,092)
    Proceeds from the issuance of long-term debt                        42,000            5,000
    Proceeds from exercise of stock options                              1,398            1,128
    Proceeds from employee stock purchase plan                             588              428
    Payments to acquire treasury stock                                 (24,035)          (3,056)
    Issuance of treasury stock                                             152                -
    Redemption of preferred stock, including accrued dividends            (690)               -
    Other, net                                                               8                -
                                                                      --------         --------

          Net cash used for financing activities                        (7,579)          (1,592)
                                                                      --------         --------

Net decrease in cash                                                      (481)            (155)

Cash:
    Beginning of period                                                  1,526            2,064
                                                                      --------         --------
    End of period                                                     $  1,045         $  1,909
                                                                      --------         --------
                                                                      --------         --------

SUPPLEMENTAL DISCLOSURES:
    Cash paid:
      Interest                                                        $   (643)        $    (78)
                                                                      --------         --------
                                                                      --------         --------
      Income taxes, net of refunds                                    $ (4,259)        $ (5,373)
                                                                      --------         --------
                                                                      --------         --------

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

         As of September 30, 1999, White River Ventures Inc. ("White River") held approximately 33.1% of the total outstanding common stock of the Company. White River is a wholly owned subsidiary of White River Corporation. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company. On June 16, 1999, and in accordance with the terms of the Company's Mandatorily Redeemable Series D and Series E Preferred Stock, all outstanding shares of the Company's preferred stock were redeemed. Following the redemption of the Company's Series E Preferred Stock, White River no longer has certain voting rights that entitle it to have 51% of the votes cast on any matter to be voted upon by holders of the Company's common stock.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 1999 and 1998 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:


                                                                       THREE MONTHS                NINE MONTHS
                                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                    --------------------      ---------------------
                                                                      1999        1998         1999          1998
                                                                    -------      -------      -------      --------
Weighted average common shares outstanding:                          22,429       24,998       23,172       24,833
    Shares attibutable to common stock outstanding                      241          390          306          607
                                                                    -------      -------      -------      --------

    Shares attibutable to common stock equivalents outstanding       22,670       25,388       23,478       25,440
                                                                    -------      -------      -------      --------
                                                                    -------      -------      -------      --------

NOTE 3 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:


                                                              THREE MONTHS                  NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                          ---------------------        ----------------------
                                                            1999         1998            1999          1998
                                                          -------       -------        -------        -------
Net income (loss)                                         $   568       $  (604)       $  (368)       $ 2,213
Foreign currency translation adjustments                       67            (5)             9             (5)
                                                          -------       -------        -------        -------
Comprehensive income (loss)                               $   635       $  (609)       $  (359)       $ 2,208
                                                          -------       -------        -------        -------
                                                          -------       -------        -------        -------

NOTE 4 - NONCASH FINANCING ACTIVITIES

         The Company directly charges its accumulated deficit account for preferred stock accretion and preferred stock dividends accrued. These amounts totaled $0.0 million and $0.2 million during the nine months ended September 30, 1999 and 1998, respectively.

         In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the nine months ended September 30, 1999 and 1998, these amounts totaled $0.5 million and $3.3 million, respectively.

NOTE 5 - LONG-TERM DEBT

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

NOTE 6 - INVESTMENT IN INSURQUOTE

         On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, is a provider of insurance rating information and the software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provide the Company with the right to acquire additional shares of InsurQuote common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred shares. The Company's ownership percentage, assuming conversion into common stock all of the securities currently exercisable, would increase to approximately 31.9% at September 30, 1999.

         The Company accounted for its investment in InsurQuote on the equity method through March 31, 1999. Notwithstanding the Company's initial 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's net losses was the result of the Company's $20.0 million investment being InsurQuote's primary source of funding for its operating losses. The Company has not recorded any income tax benefit on the InsurQuote losses. At September 30, 1999, the Company's remaining recorded investment in InsurQuote was approximately $3.7 million. The market value of the investment in InsurQuote at September 30, 1999 was not readily determinable.

         On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with an 11% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 12.3% and the Company has ceased recording losses on its investment, unless it is determined that its remaining investment is impaired.

          Summary InsurQuote financial information for the nine months ended September 30, 1999 was as follows:


                                      (IN THOUSANDS)
                                      --------------
Revenues                                $    7,709
                                        ----------
                                        ----------

Loss from operations                    $   (13,618)
                                        ----------
                                        ----------

Net loss                                $   (14,239)
                                        ----------
                                        ----------

NOTE 7 - BUSINESS SEGMENTS

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


                                                                                CONSUMER
                                            INSURANCE         AUTOMOTIVE       PROCESSING
                                             SERVICES          SERVICES          SERVICES          OTHER*            TOTAL
                                            ---------         ---------         ---------         ---------         ---------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net revenue                                 $  76,793         $  50,010         $  25,723           $     -         $ 152,526
Expenses                                      (22,631)          (27,136)          (23,530)          (68,562)         (141,859)
                                            ---------         ---------         ---------         ---------         ---------
Operating income                               54,162            22,874             2,193           (68,562)           10,667
Equity in losses of affiliates                 (5,810)               --                --                --            (5,810)
                                            ---------         ---------         ---------         ---------         ---------
Division operating margin                   $  48,352         $  22,874         $   2,193         $ (68,562)        $   4,857
                                            ---------         ---------         ---------         ---------         ---------
                                            ---------         ---------         ---------         ---------         ---------

BALANCE AT SEPTEMBER 30, 1999
Accounts receivable, net                    $  13,599         $     420         $  13,629         $     177         $  27,825
                                            ---------         ---------         ---------         ---------         ---------
                                            ---------         ---------         ---------         ---------         ---------

NINE MONTHS ENDED SEPTEMBER 30, 1998
Net revenue                                 $  76,287         $  46,779         $  15,101         $     719         $ 138,886
Expenses                                      (22,988)          (25,380)          (13,913)          (60,161)         (122,442)
                                            ---------         ---------         ---------         ---------         ---------
Operating income                               53,299            21,399             1,188           (59,442)           16,444
Equity in losses of affiliates                 (7,420)               --                --                 -            (7,420)
                                            ---------         ---------         ---------         ---------         ---------
Division operating margin                   $  45,879         $  21,399         $   1,188         $ (59,442)        $   9,024
                                            ---------         ---------         ---------         ---------         ---------
                                            ---------         ---------         ---------         ---------         ---------

BALANCE AT SEPTEMBER 30, 1998
Accounts receivable, net                    $  14,769         $   3,465         $   9,672         $     485         $  28,391
                                            ---------         ---------         ---------         ---------         ---------
                                            ---------         ---------         ---------         ---------         ---------

    * Other net revenue includes a discontinued product which provided new and used car pricing to consumers. Other expenses include product engineering, management information systems, customer support and finance and administration costs.

NOTE 8 - LEGAL PROCEEDINGS

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

NOTE 9 - ACQUISITION

         On August 13, 1999, the Company acquired 100% of the outstanding stock of D.W. Norris Limited ("D.W. Norris") for $5.2 million. D.W. Norris provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services throughout the United Kingdom. The purchase agreement provides for the payment of a contingent purchase price, not to exceed approximately $3 million, in the event that D.W. Norris meets certain performance measures through December 2002.

NOTE 10 - SUBSEQUENT EVENT

                  On October 13, 1999, the Company acquired certain assets of Fleming and Hall Administrators for a purchase price of $0.3 million. Fleming and Hall Administrators provides third-party administration to the auto insurance industry in the southeastern United States. The purchase agreement provides for the payment of a contingent purchase price, not to exceed approximately $1.4 million, in the event that Fleming and Hall meets certain performance measures through December 2004.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company reported net income applicable to common stock of $0.6 million, or $0.03 per share on a diluted basis, for the three months ended September 30, 1999, versus a net loss of $0.6 million, or $(0.02) per share on a diluted basis, for the same quarter last year.

         REVENUES. Third quarter 1999 revenues of $51.6 million were $3.6 million, or 7.5%, higher than the same quarter last year. The increase in revenues was primarily due to continued growth in the Consumer Processing Services Division, including the growth of international business.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $12.9 million, or 26.8% of revenues, to $16.6 million, or 32.1% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity related to Consumer Processing Services Division.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $5.5 million, or 11.5% of revenues, to $3.9 million, or 7.5% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $16.0 million, or 33.3% of revenues, to $19.4 million, or 37.6% of revenues. The increase in dollars was due primarily to consulting costs for projects aimed at improving the customer service infrastructure and telecommunications and conversion of Automotive Services outside sales representatives to salaried employees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.4 million, or 5.0% of revenues, to $2.6 million, or 5.0% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from acquisitions and an increase in amortization of new customer relationship management software.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $6.6 million, or 13.8% of revenues, to $5.5 million, or 10.6% of revenues. The dollar amount and percentage of revenue decreases were due primarily to the Company's development efforts on international products being reimbursed monthly by the Enterstand Joint Venture in Europe which was established in the fourth quarter of 1998.

         OTHER INCOME/INTEREST EXPENSE. Net other income/interest expense decreased from $0.1 million to $(0.2) million. The decrease was principally the result of higher interest expense due to borrowing under the revolving credit facility in 1999.

         INCOME TAXES. Third quarter income taxes were $2.1 million for both 1999 and 1998, or 45.1% and 60.3% of income before taxes for the third quarter of 1999 and 1998, respectively. The increase in the 1999 effective tax rate reflected an adjustment to the year-to-date provision driven mainly from lower than anticipated results in the quarter.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $3.2 million to $0.8 million. The results included $3.2 million loss in InsurQuote for third quarter 1998 and $0.8 million loss from the Enterstand Joint Venture, in third quarter of 1999. The Company ceased recording equity in net losses of InsurQuote in the second quarter of 1999 as a result of a new investor in InsurQuote.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company reported a net loss applicable to common stock of $0.4 million, or $(0.02) per share on a diluted basis, for the nine months ended September 30, 1999, versus net income of $2.0 million, or $0.08 per share on a diluted basis, for the same period last year.

         REVENUES. Revenues of $152.5 million were $13.6 million, or 9.8%, higher than the same period last year. The increase in revenues was primarily due to continued growth in the Consumer Processing Services Division, including the growth of international business, and an increase revenues from the Automotive Services Division. The Automotive Services Division increase was a result of growth in the digital imaging product and Pathways conversion fees.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $33.6 million, or 24.2% of revenues, to $45.7 million, or 30.0% of revenues. The increase in dollars and percentage of revenue was attributable primarily to an increase in production and customer support capacity related to Consumer Processing Services and Automotive Services.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $16.4 million, or 11.9% of revenues, to $12.7 million, or 8.4% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to the conversion of Automotive Services outside sales representatives to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $44.2 million, or 31.8% of revenues, to $58.5 million, or 38.3% of revenues. The increase in dollars was due primarily to a compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by the Company's chairman, David M. Phillips; consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure and reorganization costs of the Automotive Services division. The Automotive Services division reorganization costs include severance costs and conversion costs of outside sales representatives to salaried employees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $6.8 million, or 4.9% of revenues, to $7.5 million, or 4.9% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from acquisitions and an increase in amortization of new customer relationship management software.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $19.7 million, or 14.2% of revenues, to $17.5 million, or 11.4% of revenues. The dollar and percentage of revenue decreases were due primarily to the Company's development efforts on international products being reimbursed monthly by the Enterstand Joint Venture in Europe.

         RELOCATION OF CLAIMS SETTLEMENT FUNCTION. In the second quarter of 1998, the Company recorded a charge of $1.7 million related to the relocation of certain customer service and claims processing operations to South Dakota.

         OTHER INCOME/INTEREST EXPENSE. Net other income/interest expense decreased from $0.5 million to $(0.4) million. The decrease was principally the result of higher interest expense due to borrowing under the revolving credit facility in 1999 and lower interest income from the investment of excess cash in 1999.

         INCOME TAXES. Income taxes decreased from $7.3 million, or 43.3% of income before taxes, to $4.8 million, or 47.1% of income before taxes. The dollar decrease and the rate increase were mainly attributable to lower pretax income.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $7.4 million to $5.8 million. The results included $4.2 million and $7.4 million in losses in InsurQuote for 1999 and 1998, respectively, and $1.6 million loss from the Enterstand Joint Venture, in 1999. The Company ceased recording equity in net losses of InsurQuote in the second quarter of 1999 as a result of a new investor in InsurQuote.

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

         SOFTWARE SOLD TO CUSTOMERS. The Company believes that it has substantially identified all potential Year 2000 Problems with any of the software products, which it develops and markets. As a key supplier to insurance companies and collision repair facilities, the Company has identified a significant exposure for Year 2000 problems regarding the effect of its legacy collision estimating software on some customers' ability to complete an estimate. The Company has converted almost all of those customers impacted to the Year 2000 compliant version of the software. The remaining customers will be converted early in the fourth quarter of 1999. While lost revenues from such an event are a concern for the Company, the greater risks are the monetary damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's facilities. Such a finding could have a material adverse impact on the Company's results of operations.

         INTERNAL INFRASTRUCTURE. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has modified, upgraded, and replaced substantially all major systems that have been identified as adversely affected. The remaining systems will be compliant in the fourth quarter of 1999.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has nearly completed its assessment of its facility and office equipment. A majority of this equipment is now compliant, with the remaining items to be completed in the fourth quarter of 1999.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. Currently, the Company is expensing approximately $0.6 million per quarter associated with this effort. It is expected that this cost will continue through the fourth quarter of 1999. This estimate is being monitored and will be revised as additional information becomes available.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

         Although the Company believes its critical customer systems and critical internal system are compliant, there is no guarantee of these results. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A possible worst case scenario might include one or more of the Company's software products sold to customers being non-compliant. Such an event could result in a material disruption to the Company's or customers operations. For example, the software could experience an interruption in its ability to properly calculate or access the data required to complete a collision estimate. Should the worst case scenario occur it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

         CONTINGENCY PLANS. The Company has completed a significant portion of its contingency plans to address Year 2000 Problems should they occur. The Company expects to finalize its contingency plans in the fourth quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         Based on the activities described above, management believes the Company is devoting the necessary resources to identify and resolve Year 2000 Problems. The success of this effort and a favorable outcome to the various potential situations described herein will determine the impact the Year 2000 Problem has on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, net cash provided by operating activities was $20.8 million. The Company applied $7.4 million to the purchase of equipment and software. In addition, the Company borrowed $15.0 million of long-term debt. The Company also acquired 2.1 million of the its outstanding shares for $24.0 million during the nine months ended September 30, 1999. On August 13, 1999, the Company acquired 100% of the outstanding stock of D.W. Norris Limited for $5.2 million. On October 13, 1999, the Company acquired certain assets of Fleming and Hall Administrators for approximately $0.3 million.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

             None

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 1999            CCC Information Services Group Inc.





                                  By:      /s/ Githesh Ramamurthy
                                           ----------------------
                                  Name:    Githesh Ramamurthy
                                  Title:   President and Chief Executive Officer

                                  By:      /s/ Reid E. Simpson
                                           -------------------
                                  Name:    Reid E. Simpson
                                  Title:   Executive Vice President
                                            and Chief Financial Officer

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