Form 10-K
period 1999-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2000-03-31
CIK 1017917

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

                  For the fiscal year ended December 31, 1999
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                        NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS     ON WHICH REGISTERED
----------------------  ----------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 27, 2000 was $271,528,075.

    As of March 27, 2000, 22,261,500 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         --------
PART I

Item 1.    Business....................................................     1

Item 2.    Properties..................................................     13

Item 3.    Legal Proceedings...........................................     14

Item 4.    Submission of Matters to a Vote of Security Holders.........     15

PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     15

Item 6.    Selected Financial Data.....................................     16

Item 7.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................     17

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     25

Item 8.    Financial Statements and Supplementary Data.................     25

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     25

PART III

Item 10.   Directors and Executive Officers of the Registrant..........     25

Item 11.   Executive Compensation......................................     25

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     25

Item 13.   Certain Relationships and Related Transactions..............     25

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     26

Signatures.............................................................     56

Directors and Executive Officers.......................................     57

Corporate Information..................................................     59

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    This Annual Report on Form 10-K contains forward-looking statements within the definition of Federal Securities laws. The section entitled "Forward Looking Statements" contains additional disclosures concerning forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

    CCC Information Services Group Inc. ("Company"), through its wholly owned subsidiary CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance companies, automobile dealers, collision repair facility customers and other participants in the automobile claims industry to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    As of December 31, 1999, White River Ventures Inc. ("White River") held approximately 33% of the total outstanding common stock of the Company. In
June 1998, the White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

                                BUSINESS SUMMARY

    The principal services and products offered by the Company automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, the Company's vehicle valuation services and products, primarily TOTAL LOSS, provide insurance companies with the ability to settle total loss claims on the basis of market-specific vehicle values. When a vehicle is repairable, the Company's collision estimating services and products, principally PATHWAYS APPRAISAL SOLUTION and PATHWAYS ESTIMATING SOLUTIONS, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. The Company offers a communication services network, EZNET, which connects insurers, appraisers and collision repair facilities. The Company's PATHWAYS workflow management software is designed to integrate each of the Company's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing the Company's customers with a broader tool set for claims completion. The Company's Consumer Services Division provides claims outsourcing services and products including ACCESS, a vehicle restoration and management service and a complete outsourced auto claims service. In addition, the Company provides claims management services to the United Kingdom ("U.K.") market in Europe. The Company's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process. In 1999, the Company formed an Internet Business-to-Business Division as an outgrowth of the CCC U.S. Division. This division is concentrating on developing products and services that will serve the automobile claims industry supply chain through the Internet.

    The Company's principal customers include automobile insurance companies and collision repair facilities. The Company's core competencies include collection and processing of claims and automobile valuation and repair data, object-oriented claims and collision repair software products, communications network management, customer service and automobile insurance claims workflow processes.

    The Company sells its services and products to automobile insurance companies through a direct sales force. The Company contracts with independent sales representatives to sell its products to collision repair facilities. Over 60% of the Company's revenue for 1999 was derived from services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. The Company's services and products are generally sold under contracts with multi-year terms, with fees being charged either on a monthly subscription or a per transaction basis. Of the Company's ten largest insurance customers with multi-year contracts, five were renewed in 1999 and two are due for renewal in 2000.

       OVERVIEW OF THE UNITED STATES AUTOMOBILE INSURANCE CLAIMS PROCESS

    The automobile claim and repair process generally involves four primary participants: consumers, automobile insurance companies, collision repair facilities and original equipment manufacturers. In addition, a multitude of other service providers interact around the supply chain of the claim, such as glass providers, car rental companies, towing companies, salvers and attorneys. The interaction among these parties in the processing of a claim can be referred to as the "automobile claims industry." The Company believes that the process of repairing a damaged car can be time consuming, inefficient and costly. This experience can be attributed to the fact that many manual steps are required, resulting in delays required to transmit information and make decisions with limited information. The process also includes numerous manual steps involving participants in a variety of industries, most of whom are not linked together in any type of automated and consistent network.

THE UNITED STATES AUTOMOBILE INSURANCE INDUSTRY

    Of the companies offering private passenger automobile insurance in the United States ("U.S."), the twenty largest providers dominate the market for automobile insurance premiums. The Company estimates that total premium dollars in the U.S. automobile insurance industry approximates $120 billion. This industry's premium growth has been slow with insurance companies competing principally on the basis of price, marketing, consumer satisfaction and claims paying ability. State agencies closely regulate the product offerings, claims processes and the premium structure of insurance companies. In addition, the laws of many states require motorists to carry liability insurance at specified minimum levels.

    The automobile insurance industry is changing rapidly. The automobile insurance marketplace is experiencing price constraints as a result of increasing competition and regulatory activity. At the same time, policyholders are demanding higher levels of customer service. The growing complexity and sophistication of automobile design and engineering is increasing the actual repair cost (referred to in the automobile claims industry as "severity") of collision claims. In addition, the personal injury component of automobile insurance claims is rising, in part, as a result of the increasing frequency and magnitude of claims involving alleged bodily injury, including soft-tissue claims. Competitive pressures and resistance by policyholders and regulators to premium increases are causing insurance companies to focus on managing costs.

    The Company believes that the insurance industry's focus on cost management has been accompanied by an increased recognition that it is easier and more cost-effective to retain an existing policy holder than to obtain a new customer from a competitor. A customer's dissatisfaction with the claims handling process is a frequently cited cause of policy non-renewal.

THE COLLISION REPAIR INDUSTRY

    The collision repair industry, which has historically been extremely fragmented, is consolidating. Most collision repair facilities are owner-operated, single-location businesses which focus on a local market. The Company estimates that 20,000 to 25,000 collision repair facilities have annual revenues in excess of

$300,000. These facilities tend to be larger, better capitalized and increasingly reliant on professional and sophisticated management who are adopting new technology and wholesale marketing techniques to compete.

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

    Because a substantial portion of collision repair facility revenue is sourced from automobile insurance companies, collision repair facility owners are increasingly shifting their marketing efforts from consumer-oriented advertising to wholesale marketing and insurance company referrals. For example, many collision repair facilities are seeking to capitalize on insurance industry-driven trends such as the growth in direct repair programs. A direct repair program ("DRP") allows an insured whose automobile is involved in a collision to have the repair performed within a network of approved repair facilities. To participate in DRPs with major automobile insurance companies, collision repair facilities must meet minimum standards for equipment, training and facilities. To ensure continued satisfaction at both the referring insurance company and consumer level, collision repair facilities must seek ways to improve productivity and optimize the workflow of the automobile repair process. To achieve these goals, collision repair facilities are making substantial investments in capital equipment and computer technology.

THE AUTOMOBILE CLAIMS PROCESS

    Insurance companies generally handle automobile physical damage claims in one of three ways: in-house staff appraisals, direct repair programs and independent adjustments.

    STAFF APPRAISAL. The insurance industry employs staff appraisers and claims representatives who, the Company estimates, handle most automobile claims. This estimate is based on the Company's claims experience, and interviews with its large automobile insurance company customers. Staff appraisers handle a broad range of claims tasks, including appraisal, claims supplements, police reporting, total loss files, salvage processing and settlement payments. Based on the Company's internal estimates, staff appraisers typically handle twelve or more claims per day when in a drive-in facility and three to five claims per day when in the field. The Company believes that most insurance company staff appraisers use collision estimating software to prepare collision repair estimates.

    DIRECT REPAIR PROGRAMS. Seventeen of the top twenty automobile insurers, including each of the five largest, offer some form of DRP. Based on the Company's interviews with its automobile insurance company customers, the fastest-growing method for handling automobile claims is through a DRP. The Company believes that DRPs represent significant opportunities to both automobile insurance companies and collision repair facilities to increase the satisfaction of their customers. By eliminating several days from the claims process, insurers utilizing DRPs reduce replacement rental car expense and eliminate the costs associated with dispatching an adjuster to appraise each vehicle. An automated DRP ensures accurate estimates and increases the productivity of auditors and reinspectors. The Company estimates that adjusters who formerly completed only three to five estimates per day under a staff appraisal program can review 20 to 25 claims per day under a DRP. Participating collision repair facilities gain volume and efficiency and reduce disputes with consumers and automobile insurance companies.

    INDEPENDENT ADJUSTMENT. Independent claims adjusters generally handle the remaining automobile claims. Independent adjusters offer their appraisal skills to a variety of automobile insurance companies in a specific geographic location. Insurers typically outsource claims to independent adjusters where their market coverage does not justify hiring local staff or when the volume of work exceeds local capacity. The Company estimates that approximately half of the independent adjusters that handle auto claims use automated collision estimating systems.

NEEDS AND OPPORTUNITIES IN THE AUTOMOBILE CLAIMS PROCESS

    The Company believes trends in the automobile insurance industry create several identifiable needs. First, automobile insurers need to increase consumer satisfaction through faster, more efficient claims handling procedures. Second, automobile insurance companies need to improve working relationships with their primary service providers through the exchange of auditable data and improved communication. Third, insurers need to integrate emerging technologies into their legacy mainframe hardware and software systems. Finally, smaller insurance companies need to become cost competitive with the major insurers by adopting solutions that provide economies of scale benefits.

    Trends in the collision repair industry also present collision repair facilities with several needs and opportunities. First, repair facilities need to secure a steady supply of customers through efficient marketing and greater connectivity to automobile insurance companies. Second, collision repair facilities need to improve their operating efficiency, business management and repair processing through affordable information and decision making tools.

    The labor intensive and nonintegrated automobile claims process presents numerous opportunities for improvement in both time and cost. The Company believes that improvements in the automobile claims process will require that participants have ready access to data, decision making tools and efficient communications. As a result, there is a need for integrated, efficient solutions in the appraisal, repair and settlement processes which will reduce the cycle time of the repair as well as increase the utilization of assets and people resources in the claim process. In short, automobile insurance companies and collision repair facilities are looking for opportunities to reduce expenses and improve customer satisfaction, and improving the claims process is a central element of both.

          OVERVIEW OF THE EUROPEAN AUTOMOBILE INSURANCE CLAIMS PROCESS

THE EUROPEAN AUTOMOBILE INSURANCE INDUSTRY

    The European automobile insurance market continues to consolidate rapidly with the emergence of a number of pan-European insurance groups with major operating companies in all European countries. Across the market, the twin pressures of price and customer service continue to force major change. There is now a general acceptance among insurers that they can increase efficiency in many aspects of claims management and this has led to an increasing focus on the use of technology and the claims supply chain. As a consequence, there is a rapidly emerging market and opportunity for complete claims solutions, combining market know how and information technology. The market, however, has a very conservative view of technology; the use of effective management information and decision support tools has historically been very limited.

    The actual size of the market for providers of claims solutions varies significantly by territory, driven by local market and legal conditions. However, in 2000, there will be over 34 million motor claims across Europe and, at today's level of opportunity, the Company believes this equates to a $700 million market.

THE COLLISION REPAIR INDUSTRY

    As in the U.S., the collision repair industry has been consolidating rapidly and moving towards larger, more capital-intensive units and repairer chains. However, across Europe, there are still over 100,000 repair facilities. The situation in the United Kingdom market is typical of the major European markets; the number of repairers has halved in the last 7 years. In the future, the Company believes the market will be dominated by large, factory repair environments that deliver consistent customer service at the lowest cost to repair. These collision repair facilities will handle increasingly large components of the claims process and will have direct supply relationships with only one or two insurance companies.

    The emergence of direct supply relationships means that insurance companies will likely deal with fewer and fewer repairers. The Company believes the current process in which insurance companies are downsizing their direct repair networks reflects this trend. In order to service insurance company relationships, collision repair facilities are investing heavily in computer technology and direct links with insurers. This trend represents a major opportunity.

THE AUTOMOBILE CLAIMS PROCESS

    Within the automobile claim process, the vehicle inspection/repair cost audit is seen as the critical factor in driving down cost for the insurer. Currently, insurers use a number of methods to manage this process:

    PHYSICAL INSPECTION. The insurance company will physically inspect vehicles to estimate repair costs. These inspections are carried out by the insurance company's staff, or independent inspectors. This process is labor intensive and costly relative to the overall cost of the claim. Most companies operating in this area will use collision estimating software and some form of network data capture. The use of approved repairer networks assists in minimizing the number of inspection nodes. Insurance companies are constantly reviewing the cost of internal versus third party inspection. There is a discernible trend towards the use of third party agencies with a fixed price per inspection, however, this service will increasingly be based around the use of technology within the inspection process.

    REMOTE INSPECTION. The use of remote video inspections continues to grow as a low cost alternative to physical inspection. The falling cost of the technology and the cost benefits available to the insurance companies is expected to result in further growth. In essence, there are two types: live moving image inspection and still image inspection offline. The provision of these services represents a rapidly emerging outsourcing opportunity.

    AUDIT. Currently, the use of computerized estimating in the analysis of repair costs is limited and has had only partial success. There is a clear need for automation and decision support tools to drive this option forward. The Company believes it is uniquely placed to access this emerging opportunity.

NEEDS AND OPPORTUNITIES IN THE AUTOMOBILE CLAIMS PROCESS

    The Company believes the needs and opportunities for the European automobile claims market are similar to the U.S. claims market.

                             PRODUCTS AND SERVICES

    The Company is organized into four divisions: CCC U.S., Consumer Services, CCC International ("International") and Internet Business-to-Business, based on the nature and market of the products and services and the methods used to distribute these products and services. The CCC U.S. Division products and services serve both automobile insurance customers and collision repair customers. The CCC U.S. Division offers its products and services to insurance customers through the use of a direct sales force and to its collision repair facilities through the use of independent sales representatives. These products and services generally are used by its customers to facilitate the processing of automobile physical damage claims and improve decision-making and communication between various parties involved in the automobile claims process. The Consumer Services Division offers a suite of products and services for the complete outsourcing of automobile physical damage claims and bodily injury claims. The International Division offers products to help manage the claims process and settlement of repairable automobile claims in Europe. The Internet Business-to-Business Division, formed in 1999 as an outgrowth of the CCC U.S. Division, is concentrating on developing products and services that will serve the automobile claims industry supply chain through the Internet.

    The Company's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 67% of the Company's consolidated revenue for 1999 was from the sale of products and services to automobile insurance companies with the remainder sold to collision repair facilities and other customers. The primary products and services sold by the CCC U.S. Division to automobile insurance companies include: TOTAL LOSS, PATHWAYS APPRAISAL SOLUTION, PATHWAYS DIGITAL IMAGING, CARS, GUIDEPOST, EZNET AND PATHWAYS APPRAISAL QUALITY SOLUTION. The primary products and services sold by the CCC U.S. Division to collision repair facilities include: PATHWAYS ESTIMATING SOLUTIONS, PATHWAYS DIGITAL IMAGING, PATHWAYS ENTERPRISE SOLUTION, PATHWAYS PROFESSIONAL ADVANTAGE, GUIDELINES AND EZNET. The primary products and services sold by the Consumer Services Division include: ACCESS, independent appraisals and complete claims processing outsourcing. The International Division provides claims processing consulting services to insurance companies and independent appraisals.

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

    VEHICLE VALUATION SERVICES AND PRODUCTS. The Company's TOTAL LOSS service provides insurance companies the ability to effect total loss settlements on the basis of market-specific values utilizing physically inspected used car inventories. The Company believes that its vehicle database, which contains detailed information about millions of vehicles either physically inventoried from one of more than 5,500 dealer lots or taken from recent advertisements, is among the most comprehensive in North America. The Company uses its proprietary database and valuation software to provide insurance companies with independent, current, local market values and vehicle identification data. The Company believes that its TOTAL LOSS product complies with the regulatory requirements of all 50 states. Each total loss valuation includes a vehicle identification search under VINGUARD, the Company's vehicle identification number fraud protection program which matches current claims against the Company's database of previously totaled or stolen vehicles.

    COLLISION ESTIMATING SERVICES AND PRODUCTS. PATHWAYS APPRAISAL SOLUTION AND PATHWAYS ESTIMATING SOLUTIONS (collectively referred to as "Pathway Collision Estimating") are personal computer based collision estimating systems that utilize intelligent logic to automate the process of eliminating repair activity overlaps and automate all included operations and ancillary repair work in preparing an estimate. Intelligent logic represents automation of procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. Pathways Collision Estimating provides automobile insurers and collision repairers with fast and reliable estimates at a low cost. Pathways Collision Estimating runs on IBM-compatible laptops or desktop computers and contains all nine volumes of the MOTOR Crash Estimating Guide and other data necessary to build an estimate. The Company licenses the MOTOR Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of Pathways Collision Estimating is its additional recycled part valuation database that will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The Pathways Collision Estimating software, MOTOR Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. Pathways Collision Estimating is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities.

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

    GUIDEPOST AND GUIDELINES DECISION SUPPORT. GUIDEPOST AND GUIDELINES are executive information and data navigation software packages. GUIDEPOST allows insurance managers to electronically evaluate results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. GUIDEPOST updates are distributed monthly. GUIDELINES is an Internet based product which users access via a web browser and provides functions for collision repair managers similar to GUIDEPOST.

    EZNET COMMUNICATIONS NETWORK. EZNET connects insurers with their appraisers and repair network partners. EZNET'S process management capabilities provide the information required to make appropriate and timely decisions, regardless of location or settlement process. EZNET is used principally for the complete electronic communication of work files and estimates to staff appraisers or DRP partners and for the receipt of auditable estimate data. The Company beilieves that EZNET is the only communications network tailored to provide automated communication service to participants in the automobile physical damage claim process, including: mailboxing, messaging, routing, imaging, assignment tracking, record library and third-party gateways. A unique feature of EZNET is the electronic appraisal review feature that provides real-time exception reporting to target reinspections and improves management control of DRP networks and appraisers. EZNET also facilitates the management of car rental and salvage disposition. EZNET is sold both on a per transaction basis and on a monthly subscription basis.

    CARS. CARS is a computerized rental car reservations service which is most often used in conjunction with ACCESS services. During the claims reporting process, a rental car is reserved for the consumer and the usage of the rental car is monitored against the vehicle restoration date, thus improving consumer satisfaction and reducing car rental expense. CARS is sold on a per transaction basis and under multi-year agreements.

    PATHWAYS APPRAISAL QUALITY SOLUTION. PATHWAYS APPRAISAL QUALITY SOLUTION is a software package that allows insurance customers to electronically audit claims files from most appraisal sources for quality control including repair facilities, staff and independent appraisers. In addition, insurers can use available historical data to track performance. The PATHWAYS APPRAISAL QUALITY SOLUTION provides a means to establish and monitor compliance to standards in reinspection programs, increasing insurers' ability to manage labor rates, cycle times, parts usage and other aspects of the claims process. PATHWAYS APPRAISAL QUALITY SOLUTION is sold on a per transaction basis and under multi-year agreements.

    PATHWAYS ENTERPRISE SOLUTION. PATHWAYS ENTERPRISE SOLUTION offers a computerized management information system for collision repair operations. PATHWAYS ENTERPRISE SOLUTION is based on the latest Microsoft development tools which allows for centralized management of consolidated collision repair operations.

    PATHWAYS PROFESSIONAL ADVANTAGE. PATHWAYS PROFESSIONAL ADVANTAGE offers a computerized management information system for collision repair operations similar to PATHWAYS ENTERPRISE SOLUTION. It use, however, is for single location collision repair facility.

    CLAIMS OUTSOURCING SERVICES AND PRODUCTS. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses the Company's certified network of fully equipped repair facilities and the Company's claims management tools to provide fast, low cost claims settlement with high customer satisfaction. In addition, the Company provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements. The Company offers third party claims administration ("TPA"), a complete claims outsourcing service that manages all aspects of the claim process. Using a proprietary, state-of-the-art, paperless claims management system, the outsourcing service takes the initial loss notification and manages the file through settlement.

    INTERNATIONAL CLAIMS PROCESSING CONSULTING AND APPRAISAL SERVICES. CCC International provides claims consulting and expertise for insurance companies and D.W. Norris Limited provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services in the U.K.

                                   CUSTOMERS

    The Company's business is based on relationships with the two primary users of the Company's services: automobile insurance companies and collision repair facilities. The Company's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

    The Company's products are used by more than 13,000 collision repair facilities. The Company has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use the Company's services and products as a means to participate in insurance DRP programs, thereby making the use of the Company's services and products important to the repair facilities business growth.

    Over 60% of the Company's revenue for 1999 was derived from services and products sold pursuant to contracts having multi-year terms. A substantial portion of the Company's remaining revenue represented sales to customers that have been doing business with the Company for many years. Fees for the Company's services and products are charged either on a monthly subscription or a per transaction basis. Of the Company's ten largest insurance customers with multi-year contracts, five were renewed in 1999 and two are due for renewal in 2000.

                              SALES AND MARKETING

    Including independent sales representatives, the Company utilizes approximately 300 sales and service professionals across five different sales organizations and certain other sales and marketing functions to market and sell its services and products. Descriptions for each of the five sales organizations and the marketing function as of December 31, 1999 are below:

    NATIONAL SALES ORGANIZATION. The National Sales Organization is comprised of national account managers ("NAMs") who focus on the Company's overall relationships with the home and regional offices of insurance companies. NAMs are experienced sales professionals charged with meeting customers' business needs with a consultative approach.

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

    FIELD SALES & SERVICE GROUP. Claims office territory managers are deployed geographically with responsibility for individual claims offices of the Company's insurance clients. These employees are charged with on-going field training and support for the Company's transaction-based businesses. The Company's territory managers assist claim managers with the training of high turnover personnel, program result analysis and problem resolution. Increasingly, territory managers are functioning as claim settlement consultants.

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

    COLLISION REPAIR REPRESENTATIVES. The Company contracts with independent sales representatives to sell the Company's products to collision repair facilities across the country. The primary representatives are assigned geographic territories and often employ secondary representatives to increase presence in particular areas. The representatives are highly experienced within the collision repair industry and typically assist customers in dealing with a variety of business issues. The Company has recently converted a portion of its collision repair independent representative sales force to full-time employees focused on servicing and cross-selling current collision repair customers.

    MARKETING. CCC's strategic marketing organization conducts product marketing and management that enables the sales organization to create awareness and interest for the Company's products and services. The marketing organization also develops and structures sales/marketing programs that help drive demand and action in the markets the company serves. These tools and programs aid sales in their efforts to demonstrate to customers the value of CCC's suite of products and services.

                              TRAINING AND SUPPORT

    Field appraisers, claim representatives and collision repair facility owners use the Company's tools and information for decision making. The Company addresses its customer service needs through a field and telephone training and support staff that consists of approximately 350 employees. The support staff consists of individuals with technical knowledge and experience relating not only to application software, operating systems and network communications, but also to new and used car automobile markets and collision repair. The Company routinely analyzes customer call types to modify products or training and, whenever necessary, will dispatch a field representative to provide process assistance.

                                   TECHNOLOGY

    Underlying each of the Company's principal services and products are databases which customers access through the Company's software and communications network.

    VEHICLE VALUATION PRODUCTS AND SERVICES. The Company's proprietary database of valuation data used in connection with its TOTAL LOSS products and services is built through the Company's own data collection network. This network includes detailed used car inventory and sales data from more than 5,500 automobile dealers throughout the U.S. and Canada, as well as data from local newspaper advertisements and prior transactions. The database includes more than 18 million prior valuations, including theft data. The Company maintains its TOTAL LOSS database on a mainframe computer which customers directly access through the Company's proprietary communications network and personal computer software as well as telephone or facsimile.

    COLLISION ESTIMATING PRODUCTS AND SERVICES. The Company offers its Pathways Collision Estimating products and services through a personal computer-based, open systems approach using its object-oriented design and implementation. The Company's principal database for its collision estimating products is the MOTOR Crash Estimating Guide published by a subsidiary of The Hearst Corporation. The Company licenses this database under a contract which was extended in 1998 for a term of 20 years, that grants to the Company a license to publish the database electronically. This contract includes the exclusive license for intelligent logic to the insurance industry, the integral component of collision estimating software. See further discussion of this contract under "Intellectual Property."

    EZNET COMMUNICATIONS NETWORK. The Company's communications network, EZNET, transmits and processes both staff and direct repair claims data. EZNET'S Transport Layer provides reliable, secure data transmission. EZNET'S Workflow Layer routes claims information and status updates to multiple recipients according to insurance company preference and provides storage through network mailboxes maintained by the Company. EZNET supports all major communications protocols, including X25, SNA, ISDN and TCP/IP and wireless communication as well as industry standards such as the Collision Industry Electronic Commerce Association and emerging XML standards.

    PATHWAYS ENVIRONMENT. The Company has built and completed class libraries consisting of approximately 1,000 business and system objects that serve as the foundation of its PATHWAYS product line. These objects were designed with a work flow orientation and are used in a framework to manage databases, maintain model persistence, create electronic workfiles, and facilitate communications. These elements are used in conjunction with a common graphical user interface for all applications. This approach is intended to offer many advantages to the Company's customers, including ease of training and integration of complementary systems and legacy applications. In addition, the graphical user interface and object-oriented foundation of these services and products are designed to enable faster introduction of additional application modules with greater product quality assurance as well as easy integration with customer-developed software applications. The Company intends to build all new products within this framework and to migrate existing products to it. The Pathways product line was issued a U.S. patent in September of 1999.

    EUROPEAN MARKET PRODUCTS AND SERVICES. The Company entered into a joint venture agreement with Hearst Communications Inc. for the purpose of assisting Hearst in the development and implementation of the Company's technology and tools for the European market. As part of the joint venture, the Company intends to deliver its collision estimating products and services which include a European version of the MOTOR database as well as an enhanced communications network. The enhanced communications network includes the Company's Quality Advisor Appraisal Review, Pathways Quality Advisor, Guidepost Online, a business-to-business web based information management tool and the Office Tool Kit, a web based business-to-business claims office management tool.

                      PRODUCT DEVELOPMENT AND PROGRAMMING

    The Company's ability to maintain and grow its position in the claims industry is dependent upon expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. The Company's product development and programming efforts principally consist of software development, development of enhanced communication protocols and applications, and database design and enhancement. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing products and services, and reducing development costs. The Company uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. The Company develops products, including new offerings, in close collaboration with its clients based on specific needs and marketplace requirements. The Company's total product development and programming expense was $23.1 million, $25.8 million and $20.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

    The Company has trademarked virtually all of its products and services. These trademarks are used by the Company in the advertising and marketing of the Company's products and services. PATHWAYS and CCC are well-known marks within the automobile insurance and collision repair industries. The Company has patents for its collision estimating product pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. In 1999, the Company received a patent for the PATHWAYS system and method for managing insurance claim processing. While the TOTAL LOSS calculation process is not patented, the methodology and processes are trade secrets of the Company and are essential to the Company's TOTAL LOSS business. Despite these precautions, the Company believes that existing laws provide only limited protection for the Company's technology and that it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology.

    Certain data used in the Company's services and products is licensed from third parties for which they receive royalties. The Company does not believe that the Company's services and products are significantly dependent upon licensed data, other than the MOTOR Crash Estimating Guide data, because the Company believes it can find alternative sources for such data. The Company does not believe that it has access to an alternative database that would provide comparable information to the MOTOR Crash Estimating Guide. The MOTOR Crash Estimating Guide is licensed from the Hearst Corporation under a contract having a scheduled expiration of April 1, 2018. Any interruption of the Company's access to the MOTOR Crash Estimating Guide data could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                  COMPETITION

    The market for the Company's products is highly competitive. The Company competes primarily on product differentiation, customer service and price. The Company's principal competitors have been a historically small division of Automatic Data Processing ("ADP") and Mitchell International ("Mitchell"). Mitchell was a subsidiary of The Thomson Corporation ("Thomson"). Thomson sold the Mitchell division to Hellman & Freidman LLC, a private equity firm, in February 2000. ADP offers both a personal computer based collision estimating system and a total loss product to the automobile insurance industry. It offers a different collision estimating system and a digital imaging system to the collision repair industry. Mitchell publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. In addition, there are several very small collision estimating programs sold into the market which do not use intelligent logic. In addition, the claims outsourcing business competes with various outsourcing service providers and TPA entities. The Company has experienced steady competitive price pressure, particularly in the collision estimating market and vehicle valuation market, over the past few years and expects that trend to continue. The strength of this trend may cause the Company to alter its mix of services, features and prices.

    The Company intends to address competitive price pressures by providing high quality, feature enhanced products and services to its clients. The Company intends to continue to develop user-friendly claims products and services incorporating its comprehensive proprietary inventory of data. The Company

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

expects that the PATHWAYS workflow manager will provide the necessary position with its insurance and collision repair customers to effectively compete against competitive price pressures.

    At times, insurance companies have entered into agreements with service providers (including ADP, Mitchell and CCC) wherein the agreement provides, in part, that the insurance company will either use the product or service of that vendor on an exclusive basis or designate the vendor as a preferred provider of that product or service. If it is an exclusive agreement, the insurance company mandates that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the vendor is a preferred provider, the collision repair facilities, appraisers and regional offices, are encouraged to use the preferred product, but may still choose another vendor's product or service. Additionally, some insurance companies mandate that all products be tested and approved at the companies' national level before regional levels can purchase such products. The benefits of being an endorsed product or on the approved list of an insurance company include immediate customer availability and a head start over competitors who may not be so approved. With respect to those insurance companies that have endorsed ADP or Thomson, but not CCC, the Company will be at a competitive disadvantage.

    In connection with the Company's strategy to provide outsourced claims processing services, the Company competes with other third-party service providers, some of whom may have more capital and greater resources than the Company.

    The Company currently processes the majority of insurer-to-collision repair facility repair assignment and estimate retrieval for DRPs through its EZNET communications network. The Company believes there is a wide range of prospective competitors in this service area, many of which have greater resources than the Company.

                                   EMPLOYEES

    As of December 31, 1999, the Company had approximately 1,680 full-time employees of whom approximately 250 were employed in sales and marketing functions (excluding independent collision repair representatives), approximately 350 were employed in customer support functions, approximately 375 in product development and quality assurance functions, approximately 570 in operations and approximately 135 in finance and administration. Of the 1,680 employees, approximately 1,465 employees are located in the U.S. and approximately 215 employees are located in the U.K. The Company regularly seeks to identify skilled software engineers and other potential employee candidates, and has found that competition for personnel in the software industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel will be critical to execute its business plan. The Company's employees are not represented by any collective bargaining agreement or organization. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

    The Company's corporate office is located in Chicago, Illinois, where the Company leases approximately 141,000 square feet of a multi-tenant facility under two leases, one which expires in January 2004 and the second which expires in November 2008. The Company leases approximately 84,000 square feet of a facility in Glendora, California, where a satellite development center and distribution center are housed, under a lease expiring in December 2004. The Company also leases 26,000 square feet of a facility in Placentia, California, where Professional Claims Services, Inc. provides claims adjusting and third party administration in the western United States, under a lease expiring in November 2001. The Company purchased a 50,000 square foot facility in Sioux Falls, South Dakota in 1998 in connection with relocating certain customer service and claims processing operations. In addition, the Company leases 9,500 square

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

feet of a facility through February 2009 in Peterborough, U.K., where CCC International provides claims consulting and expertise for insurance companies and 14,400 square feet of a facility through April 2006 in Shipley, U.K., where D.W. Norris Limited provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services. The Company believes that its existing facilities and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In March 1999, the Company completed settlement of a lawsuit involving a former independent sales representative. The settlement resulted in a charge of $1.7 million including among other things payment for past earned commissions, resolution of disputed commissions and other costs associated with the resolution of the dispute.

    On January 31, 2000, a putative class action lawsuit was filed against CCC, Dairyland Insurance Co., and Sentry Insurance Company. Susanna Cook v. Dairyland Ins. Co., Sentry Ins. and CCC Information Services, Inc., No. 2000 L-1 (Circuit Court of Johnson County, Illinois). Plaintiff alleges that her insurance company, using the Company's TOTAL LOSS product, offered an inadequate amount for her automobile. Plaintiff seeks to represent a nationwide class of all insurance customers who, during the period from January 28, 1989 up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The complaint also seeks certification of a defendant class consisting of all insurance companies who used the Company's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorneys' fees and costs.

    The above action follows the filing of several other putative class actions, which name only CCC and individual insurance companies. Those actions, each of which was filed by the same plaintiffs' attorney in the Circuit Court of Cook County, Illinois, are captioned as follows: ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES, INC., No. 99 CH 15032 (filed 10/19/99); GIBSON V. ORION AUTO, GUARANTY NATIONAL INS. CO. AND CCC INFORMATION SERVICES, INC., No. 99 CH 15082 (filed 10/20/99); KEILLER V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES, INC., No. 99 CH 15485 (filed 10/27/99); STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES, INC., No. 99 CH 15557 (10/28/99); MYERS
V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA, AND CCC INFORMATION SERVICES, INC., No. 00 CH 2793 (filed 2/22/00).

    In the Cook County cases, plaintiffs allege that their individual insurance companies, using CCC's TOTAL LOSS valuation product, offered plaintiffs an inadequate amount for their automobiles. The plaintiffs further allege that CCC's TOTAL LOSS product does not provide fair, accurate values for used vehicles. The plaintiffs assert various common law and statutory claims against CCC and the individual insurers. In each case, plaintiffs seek to represent a class of customers who made a total loss claim for which their individual insurer defendant used a valuation report by CCC, and who allegedly did not receive the market value of their automobile. Plaintiffs seek unspecified compensatory and punitive damages and an award of attorneys' fees and expenses. Certain of the insurance company defendants have filed preliminary motions to dismiss plaintiffs' claims and/or to compel appraisals. Those motions are currently pending. As of this date, there has been no ruling on plaintiffs' class action allegation.

    The Company, in its ordinary course of business, is a party to various other legal actions, including six individual non-class action litigations asserting various claims relating to CCC's total loss valuation

                      CCC INFORMATION SERVICES GROUP INC.

                                AND SUBSIDIARIES

product. CCC is also aware of other pending litigation in which claims are asserted against certain of CCC's insurer clients based on allegations that CCC's total loss product produces inadequate valuations, where CCC is not a party. Management believes these individual actions are routine in nature and incidental to its operations.

    CCC intends to vigorously defend all of the above described lawsuits to which it is a party, and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock (symbol: CCCG) is traded on the Nasdaq National Market ("Nasdaq"). Low and high sales prices of the common stock were as follows:

                                         1999                                        1998
                       -----------------------------------------   -----------------------------------------
                        FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                       --------   --------   --------   --------   --------   --------   --------   --------
Low..................   $ 9.88     $ 9.50     $10.94     $11.50     $ 9.50     $11.13     $16.31     $18.88
High.................   $17.13     $13.19     $13.50     $16.13     $17.25     $17.75     $28.13     $28.75

    Since the Company's public offering of common stock in August of 1996, no dividends have been declared on shares of the Company's common stock and the Company's Board of Directors currently has no intention of declaring such dividends. As of March 27, 2000, there were 22,261,500 shares of common stock issued and outstanding. There were 81 stockholders of record on March 27, 2000, plus an indeterminate number of stockholders that hold shares of common stock in the names of nominees.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $207,797   $188,169   $159,106   $130,977   $115,519
Expenses:
  Operating expenses........................................   189,810    164,813    133,401    110,846    104,697
  Reduction-in-force........................................     2,242         --         --         --         --
  Litigation settlements....................................        --      1,650         --         --      4,500
  Relocation of claims settlement function..................        --      1,707         --         --         --
                                                              --------   --------   --------   --------   --------
Operating income............................................    15,745     19,999     25,705     20,131      6,322
Interest expense............................................    (1,399)      (258)      (139)    (2,562)    (5,809)
Other income, net...........................................       412        697      1,505        636        482
                                                              --------   --------   --------   --------   --------
Income before income taxes..................................    14,758     20,438     27,071     18,205        995
Income tax (provision) benefit..............................    (7,361)    (8,860)   (11,239)    (2,683)       291
Income before equity losses, minority interest and
  extraordinary item........................................     7,397     11,578     15,832     15,522      1,286
                                                              --------   --------   --------   --------   --------
Equity in net losses of affiliates..........................    (6,645)   (11,658)        --         --         --
Minority share in earnings of subsidiaries..................        --         (1)        --         --         --
Income (loss) before extraordinary item.....................       752        (81)    15,832     15,522      1,286
                                                              --------   --------   --------   --------   --------
Extraordinary loss on early retirement of debt, net of
  income taxes..............................................        --         --         --       (678)        --
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................       752        (81)    15,832     14,844      1,286
Dividends and accretion on mandatorily redeemable preferred
  stock.....................................................        (2)        43       (365)    (6,694)    (3,003)
                                                              --------   --------   --------   --------   --------
Net income (loss) applicable to common stock................  $    750   $    (38)  $ 15,467   $  8,150   $ (1,717)
                                                              ========   ========   ========   ========   ========

INCOME (LOSS) PER COMMON SHARE--BASIC
Income (loss) applicable to common stock from:
  Income (loss) before extraordinary item...................  $   0.03   $     --   $   0.65   $   0.46   $  (0.11)
  Extraordinary loss on early retirement of debt, net of
    income taxes............................................        --         --         --      (0.03)        --
                                                              --------   --------   --------   --------   --------
Net income (loss) applicable to common stock................  $   0.03   $     --   $   0.65   $   0.43   $  (0.11)
                                                              ========   ========   ========   ========   ========

INCOME (LOSS) PER COMMON SHARE--DILUTED
Income (loss) applicable to common stock from:
  Income (loss) before extraordinary item...................  $   0.03   $     --   $   0.62   $   0.43   $  (0.11)
  Extraordinary loss on early retirement of debt, net of
    income taxes............................................        --         --         --      (0.03)        --
                                                              --------   --------   --------   --------   --------
Net income (loss) applicable to common stock................  $   0.03   $     --   $   0.62   $   0.40   $  (0.11)
                                                              ========   ========   ========   ========   ========

Weighted average shares outstanding:
  Basic.....................................................    22,856     24,616     23,807     19,056     16,300
  Diluted...................................................    23,162     25,188     24,959     20,367     16,300

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                              1999         1998       1997       1996       1995
                                                              ----       --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and marketable securities............................  $ 1,378    $ 1,526    $32,118    $18,404    $  3,895
  Working capital...........................................   (3,868)     3,281     28,735      8,093     (17,953)
  Total assets..............................................   84,549     79,018     83,494     58,268      44,093
  Current portion of long-term debt.........................      440         --        111        120       7,660
  Long-term debt, excluding current maturities..............   24,685     11,000         --        111      27,220
  Mandatorily redeemable preferred stock....................       --        688      5,054      4,688      34,125
  Stockholders' equity (deficit)............................   15,261     35,303     45,827     24,293     (56,420)

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

    The Company is organized into four divisions, CCC U.S., Consumer Services, International and Internet Business-to-Business based on the nature and market of the products and services and the methods used to distribute these products and services. The CCC U.S. Division products and services serve both insurance customers and collision repair customers. The CCC U.S. Division offers its products and services to insurance customers through the use of a direct sales force and to its collision repair facilities through the use of independent sales representatives. These products and services generally are used by its customers to facilitate the processing of automobile physical damage claims, improve decision making and communication between various parties involved in the automobile claims process. The Consumer Services Division offers a suite of products and services for the complete outsourcing of automobile physical damage claims and bodily injury claims. The International Division offers products to help manage the claims process and settlement of repairable automobile claims. The Internet Business-to-Business Division, formed in 1999 as an outgrowth of the CCC U.S. Division, is concentrating on developing products and services that will serve the automobile claims industry supply chain through the Internet. The Company sells its products to two primary customer groups: insurance companies (approximately 67% of revenue in 1999) and collision repair facilities. In addition, certain Company products and services are aimed at improving the efficiency of both markets by enabling the two groups to communicate electronically. The Company's principal products for insurance companies are its TOTAL LOSS vehicle valuation service, used to estimate the value of unrepairable vehicles, and its PATHWAYScollision estimating software, used to estimate the cost of repairing vehicles. The primary products and services sold by the CCC U.S. Division to insurance companies include: TOTAL LOSS, PATHWAYS APPRAISAL SOLUTION, PATHWAYS DIGITAL IMAGING, CARS, GUIDEPOST, EZNET AND PATHWAYS APPRAISAL QUALITY SOLUTION. The primary products and services sold by the CCC U.S. Division to collision repair facilities include: PATHWAYS ESTIMATING SOLUTIONS, PATHWAYS DIGITAL IMAGING, PATHWAYS ENTERPRISE SOLUTION, PATHWAYS PROFESSIONAL ADVANTAGE, GUIDELINES AND EZNET. The Company also offers its PATHWAYS workflow management software, which integrates the Company's information and software products into a total workflow management solution for insurance field appraisal staffs. In addition to claims processing tools, the Consumer Services Division offers insurers ACCESS, an integrated appraisal and restoration management service and a TPA, a complete claims outsourcing service. The International Division provides claims processing consulting services to insurance companies and independent automobile appraisals.

    TOTAL LOSS vehicle valuation services are generally obtained through direct dial-up access to the Company's host-based valuation system and billed to insurance companies on a per valuation basis or under contract terms that specify fixed fees for a prescribed number of transactions. Collision estimating software subscriptions are billed monthly in advance. EZNET communication services are generally priced on a per transaction basis. ACCESS, PATHWAYS APPRAISAL QUALITY SOLUTION and CARS services are billed monthly on a per transaction basis. The TPA services are sold on a per claim and performance sharing basis under multi-year contracts. Monthly subscription and transaction rates for all products and services are established under negotiated contracts or pricing agreements. In general, customer account balances are settled monthly. Under the terms of certain contracts involving quarterly or annual prepayments,

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

deferred revenues are recorded and subsequently recognized over the periods in which related revenues are earned.

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

    As a result of debt incurred in connection with the Company's 1988 acquisition of CCC, the Company became highly leveraged. The Company's ability to invest in new product development and conduct its business in accordance with its business plan was constrained by limitations imposed by its acquisition borrowings. In June 1994, the Company completed a recapitalization. In connection with this recapitalization, White River acquired $39 million of Mandatorily Redeemable Preferred Stock ("Preferred Stock"), and 7,050,840 shares of the Company's common stock and CCC entered into a new bank credit facility.

    The Preferred Stock had certain rights set forth in detail in Note 16--Mandatorily Redeemable Preferred Stock of the consolidated financial statements. In particular, the Series E Preferred Stock had permitted White River and its affiliates to cast 51% of the votes to be casted on any matter to be voted on by the holders of the Company's common stock, subject to reductions in the event that either the Company redeemed part of the outstanding Series E Preferred Stock or White River and its affiliates no longer held all of such stock. In addition, under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties had agreed, subject to fiduciary duties, that White River would vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock. This Stockholders Agreement expired in June 1999. In addition, all the remaining outstanding Preferred Stock was redeemed in June of 1999. Due to this final redemption, White River no longer has majority voting rights.

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its product in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is typically very short and, consequently, amounts subject to capitalization have not been significant.

    The Company believes that its future success depends on its ability to enhance its current services and products and to develop new services and products that address the needs of its customers. As a result, the Company has in the past and intends to continue to commit substantial resources to product development and programming. During the three years ended December 31, 1999, the Company expended approximately $69.1 million for product development and programming.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

    The Company's net income (loss) for the periods indicated, are set forth below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $207,797   $188,169   $159,106
Expenses:
  Production and customer support...........................    63,343     48,242     35,657
  Commissions, royalties and licenses.......................    16,372     21,495     18,939
  Selling, general and administrative.......................    76,480     60,053     50,914
  Depreciation and amortization.............................    10,497      9,210      7,688
  Product development and programming.......................    23,118     25,813     20,203
  Reduction-in-force........................................     2,242         --         --
  Litigation settlement.....................................        --      1,650         --
  Relocation of claims settlement function..................        --      1,707         --
                                                              --------   --------   --------
Operating income............................................    15,745     19,999     25,705
Interest expense............................................    (1,399)      (258)      (139)
Other income, net...........................................       412        697      1,505
                                                              --------   --------   --------
Income before income taxes..................................    14,758     20,438     27,071
Income tax provision........................................    (7,361)    (8,860)   (11,239)
                                                              --------   --------   --------
Income before equity losses and minority interest...........     7,397     11,578     15,832
Equity in net losses of affiliates..........................    (6,645)   (11,658)        --
Minority share in earnings of subsidiaries..................        --         (1)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $    752   $    (81)  $ 15,832
                                                              ========   ========   ========

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

NET INCOME (LOSS) AS A PERCENTAGE OF REVENUE

    The Company's net income (loss), as a percentage of revenue for the periods indicated, are set forth below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................   100.0%     100.0%     100.0%
                                                               -----      -----      -----
Expenses:
  Production and customer support...........................    30.5       25.7       22.4
  Commissions, royalties and licenses.......................     7.9       11.4       11.9
  Selling, general and administrative.......................    36.8       31.9       32.0
  Depreciation and amortization.............................     5.1        4.9        4.8
  Product development and programming.......................    11.1       13.7       12.7
  Reduction-in-force........................................     1.1         --         --
  Litigation settlement.....................................      --        0.9         --
  Relocation of claims settlement function..................      --        0.9         --
                                                               -----      -----      -----
Operating income............................................     7.5       10.6       16.2
Interest expense............................................    (0.7)      (0.1)      (0.1)
Other income, net...........................................     0.2        0.4        0.9
                                                               -----      -----      -----
Income before income taxes..................................     7.0       10.9       17.0
Income tax provision........................................    (3.5)      (4.7)      (7.1)
                                                               -----      -----      -----
Income before equity losses and minority interest...........     3.5        6.2        9.9
Equity in net losses of affiliates..........................    (3.2)      (6.2)        --
Minority share in earnings of subsidiaries..................      --         --         --
                                                               -----      -----      -----
Net income (loss)...........................................     0.3%       0.0%       9.9%
                                                               =====      =====      =====

1999 COMPARED WITH 1998

    For the year ended December 31, 1999, the Company reported net income applicable to common stock of $0.8 million, or $0.03 per share on a diluted basis, versus a net loss applicable to common stock of $38,000, or $0.00 per share on a diluted basis, for the same period last year. Operating income for the year ended December 31, 1999 of $15.7 million declined $4.3 million, or 21.3% as a result of an increase in operating expenses. Operating expenses increased $23.9 million, or 14.2%, reflecting the growth in the Consumer Services Division and the International Division businesses, a charge for the reduction-in-force and increased expenditures to improve infrastructure and new business initiatives.

    REVENUES. Revenues for the year ended December 31, 1999 of $207.8 million were $19.6 million, or 10.4%, higher than the same period last year. The increase in revenues was primarily attributable to continued growth in the Consumer Services Division and International Division businesses as well as growth in the CCC U.S. Division's digital imaging and collision estimating products. Revenues for the CCC U.S. Division for the year ended December 31, 1999 were $173.7 million, or 3.3%, higher than 1998. The Consumer Services Division revenues of $28.8 million were $9.4 million, or 48.7%, higher than the same period last year. Of this increase, approximately $5.7 million can be attributed to the acquisition of Professional Claims Services, Inc. in late 1998. In addition, revenues for the International Division for the year ended December 31, 1999 of $5.3 million were $4.6 million, or 683.7%, higher than 1998. Of this

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

increase, approximately $4.6 million can be attributed to the acquisition of CCC International, in late 1998, and D.W. Norris, Limited, in late 1999.

    PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $48.2 million, or 25.7% of revenue, to $63.3 million, or 30.5% of revenue. The year over year increase was due primarily to additional production and customer support related to the Consumer Services Division and the International Division. In addition, the introduction of PATHWAYS ENTERPRISE SOLUTION product of the CCC U.S. Division increased customer training costs year-over-year.

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $21.5 million, or 11.4% of revenues, to $16.4 million, or 7.9% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to a decrease in commissions. The commission decrease was a result of the CCC U.S. Division's conversion of a portion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of certain of its highly commissioned dealer services products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $60.1 million, or 31.9% of revenues, to $76.5 million, or 36.8% of revenues. The increase in dollars was due primarily to consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure, a compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by the Company's chairman, David M. Phillips, and reorganization costs of CCC U.S.'s automotive services group. The automotive services group reorganization costs of $4.1 million include severance costs and conversion costs of independent sales representatives to salaried employees.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $9.2 million, or 4.9% of revenues, to $10.5 million, or 5.1% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from acquisitions occurring in late 1998 and 1999 and an increase in amortization of internal use software costs, primarily those relating to a new customer relationship management system.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $25.8 million, or 13.7% of revenue, to $23.1 million, or 11.1% or revenue. The dollar and percentage of revenue decreases were due primarily to the Company's development efforts on international claims processing tool products being reimbursed monthly by the Enterstand Joint Venture, an international joint venture which develops products for the European marketplace ("Enterstand"). See Note 4--Enterstand Joint Venture of the consolidated financial statements.

    REDUCTION-IN-FORCE. The Company incurred a reduction-in-force charge of $2.2 million in the fourth quarter of 1999. The charge consisted primarily of severance and outplacement costs related to the termination of approximately 100 employees. This reduction was part of a Company-wide effort to improve profitability to help fund new initiatives, such as the Internet Business-to-Business division projects. The Company estimates that this action will reduce future operating expenses by approximately $7.0 million annually.

    INTEREST EXPENSE. Interest expense increased from $0.3 million in 1998 to $1.4 million in 1999. The increase from 1998 was due to borrowings in 1999 under the Company's bank credit facility and increased costs associated with the amended bank credit facility. The increase in borrowings was mainly the result of the Company stock repurchase program and acquisitions.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

    OTHER INCOME, NET. Other income, net decreased from $0.7 million in 1998 to $0.4 million in 1999. The decline from prior year was primarily the result of lower interest income from the investment of excess cash.

    INCOME TAXES. Income taxes decreased from $8.9 million, or 43.4% of income before taxes, to $7.4 million, or 49.9% of income before taxes. The dollar decrease and the rate increase were mainly attributable to lower pretax income.

    EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $11.6 million in 1998 to $6.6 million in 1999. The results included $4.2 million and $11.4 million in losses relating to InsurQuote Systems Inc. ("Insurquote") for 1999 and 1998, respectively, and $2.4 million and $0.2 million in losses relating to the Enterstand for 1999 and 1998, respectively. The Company ceased recording the net losses of Insurquote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

1998 COMPARED WITH 1997

    For the year ended December 31, 1998, the Company reported a net loss applicable to common stock of $38,000, or $0.00 per share on a diluted basis, versus net income applicable to common stock of $15.5 million, or $0.62 per share on a diluted basis, in 1997. The change in income per share on a diluted basis was the result of recording the equity in net losses of affiliates of $11.7 million, or $0.46 per share, a litigation settlement of $0.04 per share, relocation of claims settlement function of $0.04 per share, as well as other increases in expenses ahead of revenue growth as described below. Operating income for the year ended December 31, 1998 of $20.0 million was also
$5.7 million less than the same period last year reflecting increased spending on new and enhanced products and customer support activities. The equity in net losses of affiliates of $11.7 million is principally the result of the Company's equity investment in InsurQuote, which resulted in the Company recording InsurQuote's net losses of $11.4 million for 1998.

    REVENUES. Revenues for the year ended December 31, 1998 of $188.2 million were $29.1 million, or 18.3% higher than in 1997. The increase in revenues was due primarily to continued growth in the Company's Consumer Services Division. Revenues for the Consumer Services Division for the year ended December 31, 1998 of $19.4 million were $11.5 million or 147.8% higher than the previous year. In addition, CCC U.S. revenues for the for the year ended December 31, 1998 of $168.1 million were $16.8 million or 11.1% higher than the previous year. The increase in CCC U.S.'s revenue was due to growth in the number of digital imaging product and collision estimating software seats.

    PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $35.7 million or 22.4% of revenue to $48.2 million or 25.7% of revenue. The year over year variance was due primarily to additional production and customer support related to Consumer Services, Pathways Collision Estimating seats and the introduction of PATHWAYS ENTERPRISE SOLUTION.

    COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses increased from $18.9 million or 11.9% of revenues to $21.5 or 11.4% of revenues. The increase was due primarily to higher revenues from the CCC U.S. collision estimating product which generates both a commission and a data royalty.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $50.9 million or 32.0% of revenues to $60.0 million or 31.9% of revenues. Headcount increases as well as higher average wages necessary to recruit and retain key employees were the principal reasons for the increase, along with

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

additional bad debt provisions associated with the expansion of the CCC U.S.'s collision repair facility customer base.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $7.7 million to $9.2 million. The increase in depreciation year over year was principally the result of higher internal capital expenditures for the Consumer Services Division and depreciation and amortization associated with the acquisitions in 1998.

    PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $20.2 million or 12.7% of revenue to $25.8 million or 13.7% or revenue. The increase in costs over prior year mainly related to the growth in the Consumer Services Division, Year 2000 compliance spending and other new product development.

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

    EQUITY IN NET LOSSES OF AFFILIATES: 1998 results include an $11.4 million loss in InsurQuote and $0.2 million loss from Enterstand.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1999, net cash provided by operating activities was $26 million. During that same period, the Company purchased equipment and software for $10.4 million and purchased two subsidiaries for $5.6 million to expand its International Division and Consumer Services Division operations. The Company also repurchased 2.1 million of its outstanding shares for $24.1 million. In addition, the Company paid severance costs of approximately $1.9 million related to a reduction-in-force during the fourth quarter of 1999. The Company will pay an additional $0.3 million in 2000. This reduction was part of a Company-wide effort to improve profitability to help fund new initiatives, such as the Internet Business-to-Business Division projects. The Company estimates that this will reduce future operating expenses by approximately $7 million annually.

    During the year ended December 31, 1998, net cash provided by operating activities was $15.9 million. The Company applied $11.0 million to purchase equipment and software and $1.8 million to the purchase of land and building in Sioux Falls, South Dakota associated with the relocation of certain customer service and claims processing operations. The Company invested $20 million in InsurQuote, which is developing services to manage insurance rating information. The Company purchased two subsidiaries for $4.5 million to enter the European market and to expand its Consumer Services operations and invested $2.0 million in Enterstand. The Company also repurchased 1.4 million of the Company's outstanding shares for $15.7 million.

    On October 28, 1998, the credit facility between CCC and its commercial bank was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility, CCC increased its ability to borrow under the revolving line of credit to $50 million. Subsequently, under the terms of the amended bank credit facility, CCC's ability to borrow under the

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

credit facility was increased from $50 million to $100 million on February 10, 1999. The line of credit commitment will be reduced by $10 million on October 31, 2001, $15 million on October 31, 2003 and $75 million on
October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. The Company's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

    Under the bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make investments and declare dividends. CCC is currently in compliance with all of the covenants included in the bank credit facility.

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

YEAR 2000 ISSUE

    Some computers, software and other equipment included programming code in which calendar year data was abbreviated to only two digits. As a result of this design decision, some of these systems could have failed to operate or failed to produce correct results if "00" was interpreted to mean 1900, rather than 2000 ("Year 2000 Problem"). The Company has defined an application to be Year 2000 compliant if it can accurately process date data (including calculating, comparing and sequencing) from, into and between 1999 and 2000, including leap year calculations. The Company successfully converted all of its customers to Year 2000 compliant version of its software without any service interruptions or any significant problems. In addition, the Company did not experience any interruption of service and any significant Year 2000 Problems related to its internal technology systems, other non-technology systems or suppliers.

    In 1999, the Company incurred approximately $2.4 million in expenses to complete all required modifications, upgrades, and/or replacements of its products and internal systems related to the Year 2000 Problem.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, the Company has operations in the U.K. All foreign operations are measured in British Pounds. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is hereby incorporated by reference in the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference in the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference in the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference in the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                  PAGE(S)
                                                                  --------
    Report of Independent Accountants...........................     27
    Consolidated Financial Statements:
      Consolidated Statement of Operations......................     28
      Consolidated Balance Sheet................................     29
      Consolidated Statement of Cash Flow.......................     30
      Consolidated Statement of Stockholders' Equity............     31
      Notes to Consolidated Financial Statements................   32-53

        2.  Financial Statement Schedule

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

        3.  Exhibits

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by CCC Information Services Group Inc. for the quarter ended December 31, 1999.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CCC Information Services Group Inc.'s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
March 20, 2000
Chicago, Illinois

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $207,797   $188,169   $159,106

Expenses:
  Production and customer support...........................    63,343     48,242     35,657
  Commissions, royalties and licenses.......................    16,372     21,495     18,939
  Selling, general and administrative.......................    76,480     60,053     50,914
  Depreciation and amortization.............................    10,497      9,210      7,688
  Product development and programming.......................    23,118     25,813     20,203
  Reduction-in-force........................................     2,242         --         --
  Litigation settlement.....................................        --      1,650         --
  Relocation of claims settlement function..................        --      1,707         --
                                                              --------   --------   --------
Operating income............................................    15,745     19,999     25,705
Interest expense............................................    (1,399)      (258)      (139)
Other income, net...........................................       412        697      1,505
                                                              --------   --------   --------
Income before income taxes..................................    14,758     20,438     27,071
Income tax provision........................................    (7,361)    (8,860)   (11,239)
                                                              --------   --------   --------
Income before equity losses and minority interest...........     7,397     11,578     15,832
Equity in net losses of affiliates..........................    (6,645)   (11,658)        --
Minority share in earnings of subsidiaries..................        --         (1)        --
                                                              --------   --------   --------
Net income (loss)...........................................       752        (81)    15,832
Dividends and accretion on mandatorily redeemable
  preferred stock...........................................        (2)        43       (365)
                                                              --------   --------   --------
Net income (loss) applicable to common stock................  $    750   $    (38)  $ 15,467
                                                              ========   ========   ========

PER SHARE DATA:
Income per common share--basic..............................  $   0.03   $     --   $   0.65
                                                              ========   ========   ========
Income per common share--diluted............................  $   0.03   $     --   $   0.62
                                                              ========   ========   ========

Weighted average shares outstanding:
  Basic.....................................................    22,856     24,616     23,807
  Diluted...................................................    23,162     25,188     24,959

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Cash........................................................  $ 1,378    $ 1,526
Accounts receivable, net....................................   24,377     23,212
Income taxes receivable.....................................       --        272
Other current assets........................................   11,546      5,726
                                                              -------    -------
      Total current assets..................................   37,301     30,736
Property and equipment, net.................................   17,807     14,951
Goodwill, net...............................................   16,358     12,799
Deferred income taxes.......................................    6,719      7,371
Investments in affiliates...................................    3,402      9,843
Other assets................................................    2,962      3,318
                                                              -------    -------
      Total Assets..........................................  $84,549    $79,018
                                                              =======    =======

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $35,548    $23,128
Income taxes payable........................................    1,188         --
Current portion of long-term debt...........................      440         --
Deferred revenues...........................................    3,993      4,327
                                                              -------    -------
      Total current liabilities.............................   41,169     27,455
Long-term debt..............................................   24,685     11,000
Deferred revenues...........................................      368        956
Other liabilities...........................................    3,061      3,611
Minority interest...........................................        5          5
                                                              -------    -------
      Total liabilities.....................................   69,288     43,027
                                                              -------    -------
Commitments and contingencies (Notes 22 and 24).............
Mandatorily redeemable preferred stock ($1.00 par value,
  100,000 shares authorized, no shares and 684 shares
  designated and outstanding at December 31, 1999 and 1998,
  respectively).............................................       --        688
                                                              -------    -------
Common stock ($0.10 par value, 30,000,000 shares authorized,
  21,991,826 and 23,700,165 shares issued and outstanding at
  December 31, 1999 and 1998, respectively).................    2,549      2,510
Additional paid-in capital..................................   98,799     95,573
Accumulated deficit.........................................  (45,719)   (46,469)
Accumulated other comprehensive loss........................      (65)       (26)
Treasury stock, at cost (3,618,115 and 1,521,925 common
  shares in treasury at December 31, 1999 and 1998,
  respectively).............................................  (40,303)   (16,285)
                                                              -------    -------
      Total stockholders' equity............................   15,261     35,303
                                                              -------    -------
        Total Liabilities, Mandatorily Redeemable Preferred
          Stock and Stockholders' Equity....................  $84,549    $79,018
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating Activities:
  Net income (loss).........................................  $    752   $    (81)  $ 15,832
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Equity in net losses of affiliates......................     6,645     11,658         --
    Depreciation and amortization of property and
      equipment.............................................     7,967      7,566      6,307
    Amortization of goodwill................................     2,415      1,604      1,345
    Deferred income tax provision (benefit).................       721       (296)      (827)
    Other, net..............................................       947        536        (12)
    Changes in:
      Accounts receivable, net..............................     2,158     (4,119)    (8,530)
      Other current assets..................................    (6,320)      (438)    (2,063)
      Other assets..........................................       606     (2,324)       175
      Accounts payable and accrued expenses.................     9,719      4,370      2,562
      Current income taxes..................................     2,336        253      5,394
      Deferred revenues.....................................    (1,007)    (2,289)      (154)
      Other liabilities.....................................      (764)      (527)        41
                                                              --------   --------   --------
        Net cash provided by operating activities...........    26,023     15,913     20,070
                                                              --------   --------   --------

Investing Activities:
  Capital expenditures......................................   (10,357)   (12,788)    (8,051)
  Purchase of investment securities.........................    (1,484)   (12,778)   (75,164)
  Purchase of subsidiaries, net of cash received............    (5,584)    (4,485)        --
  Investment in affiliates..................................        --    (22,000)        --
  Proceeds from sales of investment securities..............     1,484     42,832     54,111
  Other, net................................................      (768)       (15)        21
                                                              --------   --------   --------
      Net cash used for investing activities................   (16,709)    (9,234)   (29,083)
                                                              --------   --------   --------

Financing Activities:
  Principal payments on long-term debt......................   (41,142)    (5,111)      (120)
  Proceeds from issuance of long-term debt..................    54,000     16,000         --
  Redemption of preferred stock, including accrued
    dividends...............................................      (690)    (4,323)        --
  Proceeds from exercise of stock options...................     1,602      1,202      1,794
  Proceeds from employee stock purchase plan................       762        712         --
  Payments to acquire treasury stock........................   (24,146)   (15,697)        --
                                                              --------   --------   --------
      Net cash provided by (used for) financing
        activities..........................................    (9,614)    (7,217)     1,674
                                                              --------   --------   --------
Net decrease in cash........................................      (148)      (538)    (7,339)
                                                              --------   --------   --------
Cash:
Beginning of year...........................................     1,526      2,064      9,403
                                                              --------   --------   --------
End of year.................................................  $  1,378   $  1,526   $  2,064
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                              OUTSTANDING
                              COMMON STOCK                                     ACCUMULATED        TREASURY STOCK
                         ----------------------   ADDITIONAL                      OTHER        ---------------------       TOTAL
                         NUMBER OF                 PAID-IN     ACCUMULATED    COMPREHENSIVE    NUMBER OF               STOCKHOLDERS'
                           SHARES     PAR VALUE    CAPITAL       DEFICIT           LOSS          SHARES       COST        EQUITY
                         ----------   ---------   ----------   ------------   --------------   ----------   --------   -------------
December 31, 1996......  23,472,355    $2,347      $84,223       $(61,898)         $ --          112,505    $   (379)     $24,293
  Preferred stock
    accretion..........         --         --           --           (365)           --               --          --         (365)
  Stock options
    exercised including
    income tax
    benefit............  1,105,555        111        6,050             --            --               --          --        6,161
  Other................         --         --           --             --            --            5,113         (94)         (94)
  Net income...........         --         --           --         15,832            --               --          --       15,832
                         ----------    ------      -------       --------          ----        ---------    --------      -------
December 31, 1997......  24,577,910     2,458       90,273        (46,431)           --          117,618        (473)     $45,827
  Preferred stock
    accretion and
    dividends
    accrued............         --         --           --             43            --               --          --           43
  Stock options
    exercised including
    income tax
    benefit............    464,337         47        4,593             --            --            4,307        (115)       4,525
  Employee stock
    purchase plan......     57,918          5          707             --            --               --          --          712
  Treasury stock
    purchases..........  (1,400,000)       --           --             --            --        1,400,000     (15,697)     (15,697)
  Cumulative
    translation
    adjustment.........         --         --           --             --           (26)              --          --          (26)
  Net loss.............         --         --           --            (81)           --               --          --          (81)
                         ----------    ------      -------       --------          ----        ---------    --------      -------
  Comprehensive loss...         --         --           --            (81)          (26)              --          --         (107)
                         ----------    ------      -------       --------          ----        ---------    --------      -------

December 31, 1998......  23,700,165     2,510       95,573        (46,469)          (26)       1,521,925     (16,285)      35,303
  Preferred stock
    dividends
    accrued............         --         --           --             (2)           --               --          --           (2)
  Stock options
    exercised including
    income tax
    benefit............    310,467         31        2,448             --            --               --          --        2,479
  Employee stock
    purchase plan......     77,384          8          754             --            --               --          --          762
  Treasury stock
    purchases..........  (2,108,190)       --           --             --            --        2,108,190     (24,146)     (24,146)
  Cumulative
    translation
    adjustment.........         --         --           --             --           (39)              --          --          (39)
  Other................     12,000         --           24             --            --          (12,000)        128          152
  Net income...........         --         --           --            752            --               --          --          752
                         ----------    ------      -------       --------          ----        ---------    --------      -------
  Comprehensive income
    (loss).............         --         --           --            752           (39)              --          --          713
                         ----------    ------      -------       --------          ----        ---------    --------      -------
December 31, 1999......  21,991,826    $2,549      $98,799       $(45,719)         $(65)       3,618,115    $(40,303)     $15,261
                         ==========    ======      =======       ========          ====        =========    ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESSES AND ORGANIZATION

    CCC Information Services Group Inc., through its wholly owned subsidiary CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), is a supplier of automobile claims information and processing services, claims management software and communication services. The Company's services and products enable automobile insurance companies, automobile dealers, collision repair facility customers and other participants in the automobile claims industry to improve efficiency, manage costs and increase consumer satisfaction in the management of automobile claims and restoration.

    As of December 31, 1999, White River Ventures Inc. ("White River") held approximately 33% of the total outstanding common stock of the Company. In
June 1998, the White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC will act as investment manager with respect to the investment of White River in the Company.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned. The consolidated financial statements for the year-ended December 31, 1999 include the results of companies acquired during each year from the date of acquisition. See Note 5-- Acquisitions.

REVENUE RECOGNITION

    Revenues are recognized as products and services are provided, when evidence of arrangements exist and collection is probable. During the years 1999, 1998 and 1997, 67%, 65% and 66%, respectively, of consolidated revenues were derived from insurance companies.

ACCOUNTS RECEIVABLE

    Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer credits and doubtful accounts. As of December 31, 1999 and 1998, $4.0 million, and $3.3 million, respectively, have been applied as a reduction of accounts receivable. Of total accounts receivable, net of reserves, at December 31, 1999 and 1998, $20.3 million and $20.2 million, respectively, were due from insurance companies.

SOFTWARE DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has been typically very short and, consequently, amounts subject

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to capitalization have not been significant. For the years 1999, 1998 and 1997, research and development costs of approximately $3.9 million, $4.9 million and $5.5 million, respectively, are reflected in the accompanying consolidated statement of operations.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives. The Company uses a 2-3 year life for computer equipment; 3 year life for purchased software, licenses and databases; 5 year life for furniture and other equipment; the life of the lease, ranging from 5 to 15 years for leasehold improvements and 20 year life for buildings.

GOODWILL

    The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods not exceeding 20 years. Goodwill is periodically reviewed and when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When required, an analysis of undiscounted future cash flows is performed to determine whether recorded amounts are impaired. If impairment is noted, the amount of impairment is then measured using either discounted cash flows or independent appraisal.

DEBT ISSUE COSTS

    As of December 31, 1999 and 1998, deferred debt issue costs, net of accumulated amortization, of $0.6 million and $0.5 million, respectively, were included in other assets.

FOREIGN CURRENCY

    The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments of $(65,000) and $(26,000) for 1999 and 1998, respectively, are included in accumulated other comprehensive loss as a separate component of stockholders' equity in the Company's consolidated balance sheet.

STOCK BASED COMPENSATION

    The Company follows SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123.

PER SHARE INFORMATION

    The Company follows SFAS No. 128, "Earnings Per Share" in computing per share information. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Earnings per share are based on

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 21--Earnings Per Share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 1999, the carrying amount of the Company's financial instruments, excluding the investment in InsurQuote, (See Note 3--Investment in InsurQuote) approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. There were no elements of comprehensive income in 1997.

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

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use" ("SOP 98-1"), which the Company adopted. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company previously maintained a policy similar to SOP 98-1 and, therefore, the adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position.

    Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements.

    In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 is required in the second quarter of fiscal year 2000. The Company does not expect SAB 101 to have a material impact on the Company's consolidated results of operations or financial position.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

NOTE 3--INVESTMENT IN INSURQUOTE

    On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, is a provider of insurance rating information and software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provide the Company with the right to acquire additional shares of InsurQuote common stock and are exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock is redeemable in full at the end of five years from issuance, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, can increase its investment through additional purchases of common and preferred shares. The Company's ownership percentage, assuming conversion into common stock all of the securities currently exercisable, would increase to approximately 31.7% at December 31, 1999.

    In February 1998 and subsequently amended in March of 1999, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. In March 2000, the Company and InsurQuote entered into an agreement to terminate the marketing and sales agreement. As part of the termination agreement, the Company will receive $5.0 million, of which $4.5 million will be paid in the form of an unsecured, subordinated promissory note that matures in September 2002 and $0.5 million will be paid in cash in the second quarter of 2000.

    On February 1, 2000, ChannelPoint, Inc., a leading e-commerce exchange services and technology platform provider for insurance and benefits companies, announced its intentions to merge with InsurQuote. Under the terms of the transaction, the Company would exercise its warrant for InsurQuote common stock in exchange for surrendering its subordinated note from InsurQuote. The Company's securities in InsurQuote would be exchanged for common stock in the combined entity, which will be named ChannelPoint, Inc. Upon completion of this transaction, the Company would own approximately 7% of ChannelPoint, Inc.

    The Company accounts for its investment in InsurQuote on the equity method. Notwithstanding the Company's 19.9% common stock equity share, the Company has recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during that period. On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with a 19.0% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.7% and the Company ceased recording losses on its investment, unless it is determined that its remaining investment is impaired. The Company has not recorded any income tax benefit on the InsurQuote losses in 1999 and 1998. At December 31, 1999 and December 31, 1998, the Company's

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVESTMENT IN INSURQUOTE (CONTINUED) remaining investment in InsurQuote was approximately $3.6 million and $8.1 million, respectively. The market value of the investment in InsurQuote at December 31, 1999 was not readily determinable.

    InsurQuote's most recent fiscal year ended June 30, 1999. While the Company included InsurQuote's losses for the period January 1, 1999 to March 31, 1999, set forth below is summary InsurQuote financial information as of its fiscal years ended June 30, 1999 and 1998:

                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Revenues.................................................  $  9,919   $11,908
Loss from operations.....................................  $(16,763)  $(8,119)
Net loss applicable to common shareholders...............  $(17,826)  $(8,899)
Current assets...........................................  $ 12,795   $ 9,005
Total assets.............................................  $ 17,986   $14,259
Current liabilities......................................  $  5,526   $ 4,569
Preferred stock..........................................  $ 32,423   $12,523
Notes payable to shareholders............................  $  9,100   $ 9,100
Shareholders' deficit....................................  $  2,559   $ 4,777

NOTE 4--ENTERSTAND JOINT VENTURE

    On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest. The Subscription Agreement provides the Company with an option to purchase 85% of Hearst's shares of Enterstand at an agreed upon purchase price. The option is exercisable by the Company after one year from the date of the Subscription Agreement. The Company applies the equity method of accounting for its investment in the joint venture and recorded a charge of $2.4 million and $0.2 million for its 19.9% share of the joint venture losses during 1999 and 1998, respectively.

    On March 17, 2000, the Company and Hearst agreed to terms for an amendment to the Subscription Agreement. Under the terms of the pending amendment, both parties will contribute additional funds to Enterstand to provide additional working capital. On March 20, 2000, the Company funded $0.5 million and Hearst funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst in connection with this transaction and would give the Company an 84.5% ownership in the joint venture if exercised.

    During 1998, CCC and Enterstand entered into an agreement whereby CCC is developing, for the benefit of Enterstand, certain claims processing tools. During 1999 and 1998, CCC charged Enterstand $8.8 million and $0.6 million, respectively, for development work performed. In addition, CCC International and Enterstand entered into an agreement whereby CCC International provides Enterstand with certain administrative and operating services and office space. For the years ended December 31, 1999 and 1998, CCC International charged Enterstand $4.1 million and $0.5 million, respectively, for these services. These reimbursements from Enterstand are shown as reductions of the Company's operating expenses in the consolidated statement of operations.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--ENTERSTAND JOINT VENTURE (CONTINUED)
    Summary Unaudited Enterstand financial information for the years ended December 31, 1999 and 1998 was as follows:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Revenues..................................................  $    --    $    --
Loss from operations......................................  $12,891    $ 1,059
Net loss..................................................  $12,453    $ 1,059
Current assets............................................  $   516    $10,000
Total assets..............................................  $ 2,267    $10,000
Current liabilities.......................................  $ 5,674    $ 1,059
Stockholders' deficit.....................................  $ 3,407    $ 8,941

NOTE 5--ACQUISITIONS

    On July 1, 1998, the Company acquired 93.75% of CCC International, for
$1.9 million in cash. CCC International's business included claims consulting and expertise for insurance companies in the United Kingdom. In connection with this acquisition, CCC International's president and current minority shareholder obtained the right to require CCC to repurchase his shares in CCC International at fair market value (subject to certain adjustments) in the event of his termination.

    On August 31, 1998, the Company acquired 99.2% of Professional Claims Services, Inc. ("PCSI") for $2.9 million in cash. PCSI provides claims adjusting and third-party administration to the insurance industry and self-insured entities in the western United States. The PCSI purchase agreement provides for the payment of a contingent purchase price between $1.8 million and $7.0 million and is based on certain performance measures of PCSI through December 31, 2002. As of December 31, 1999 and 1998, the Company has recorded contingent purchase price of $0.5 million and $0.2 million, respectively.

    On August 13, 1999, the Company acquired 100% of the outstanding stock of D.W. Norris Limited ("D.W. Norris") for $5.2 million in cash. D.W. Norris provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services throughout the United Kingdom. The purchase agreement provides for the payment of a contingent purchase price, not to exceed approximately $3 million, in the event that D.W. Norris meets certain performance measures through December 2002.

    On October 13, 1999, the Company acquired certain assets of Fleming and Hall Administrators for a purchase price of $0.3 million in cash. Fleming and Hall Administrators provides third-party administration to the auto insurance industry in the southeastern United States. The purchase agreement provides for the payment of a contingent purchase price, not to exceed approximately
$1.4 million, in the event that Fleming and Hall meets certain performance measures through December 2004.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--ACQUISITIONS (CONTINUED)

    The above acquisitions were all accounted for as purchases and results of operations were included in the consolidated financial statements from their respective acquisitions dates. The purchase price for each acquisition was allocated based on estimated fair values at the date of acquisition. Substantially all the purchase prices were allocated to goodwill which is being amortized on a straight-line basis over estimated useful life. See
Note 13--Goodwill.

    The following summarized unaudited pro forma condensed statement of operations has been prepared as if the above acquisitions had occurred on January 1, 1998.

                                                            1999       1998
                                                          --------   --------
Revenue:
  As reported...........................................  $207,797   $188,169
  Pro forma.............................................  $211,314   $194,552
Net income (loss) applicable to common stock:
  As reported...........................................  $    750   $    (38)
  Pro forma.............................................  $     52   $   (809)
Per share net income (loss) applicable to common stock
  assuming dilution:
  As reported...........................................  $   0.03   $   0.00
  Pro forma.............................................  $   0.00   $  (0.03)

    In management's opinion, the summarized pro forma condensed statement of operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period.

NOTE 6--DISPOSITIONS

    On December 23, 1999, the Company sold certain net assets related to its dealer services products to Info4cars.com Inc. ("Info4cars") in exchange for an note receivable of $0.6 million and common stock representing a 9.0% interest in Info4cars. In connection with this disposition, the Company recorded a loss of $0.2 million, which is a component of other income, net in the consolidated statement of operations. The note receivable matures on November 1, 2002. The annual interest rate is the lesser of the prime rate as published by the Chase Manhattan Bank plus 2% or 9%, and is payable quarterly commencing February 1, 2000, and quarterly thereafter. Commencing on December 1, 2000 and continuing every month thereafter, principal and interest is payable in equal installments of approximately $29,500. In addition, in December 1999, the Company invested approximately $0.3 million for an additional 7.5% interest in Info4cars.

NOTE 7--RELOCATION OF CLAIMS SETTLEMENT FUNCTION

    In the second quarter of 1998, the Company recorded a relocation charge of $1.7 million, $1.0 million after-tax or $0.04 per share, related to the relocation of certain customer service and claims processing operations to South Dakota. The charge for the relocation consisted primarily of severance and other incremental costs directly related to the relocation of 100 employees. The actual expenditures related to the relocation approximated the amount originally estimated and all expenditures associated with this

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--RELOCATION OF CLAIMS SETTLEMENT FUNCTION (CONTINUED) relocation were completed by December 31, 1998. In connection with the relocation, the Company acquired a building and land at a total cost of $1.8 million.

NOTE 8--REDUCTION-IN-FORCE

    In the fourth quarter of 1999, the Company recorded a reduction-in-force charge of approximately $2.2 million of which, $1.9 million was paid in 1999 and the remaining $0.3 million to be paid in 2000. The charge consisted primarily of severance costs and included approximately $0.1 million for health care and outplacement costs related to the termination of approximately 100 employees. The actual expenditures related to the reduction-in-force approximated the amount originally estimated. This reduction-in-force was part of a company-wide effort to improve the Company's profitability to fund new initiatives, including Internet Business-to-Business Division projects.

NOTE 9--NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company directly charges accumulated deficit for preferred stock accretion and preferred stock dividends accrued. During 1999, 1998 and 1997, these amounts totaled $0.0 million, $0.0 million and $0.4 million, respectively.

    In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. During 1999, 1998 and 1997, these tax benefits totaled $0.9 million, $3.3 million and $4.3 million, respectively.

NOTE 10--INCOME TAXES

    Income taxes applicable to income before equity losses and minority interest consisted of the following:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current (provision) benefit:
  Federal........................................  $(5,736)   $(7,837)   $(10,008)
  State..........................................     (904)    (1,318)     (2,089)
  International..................................       --         --          31
                                                   -------    -------    --------
      Total current (provision)..................   (6,640)    (9,155)    (12,066)
                                                   -------    -------    --------
Deferred (provision) benefit:
  Federal........................................     (406)       600         706
  State..........................................     (315)      (305)        121
                                                   -------    -------    --------
      Total deferred (provision) benefit.........     (721)       295         827
                                                   -------    -------    --------
      Total income tax (provision)...............  $(7,361)   $(8,860)   $(11,239)
                                                   =======    =======    ========

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

                                               1999                    1998                    1997
                                        -------------------     -------------------     -------------------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Federal income tax provision at
  statutory rate......................  $(5,165)    (35.0)%     $ (7,153)   (35.0)%     $ (9,475)   (35.0)%
State and local taxes, net of federal
  income tax effect and before
  valuation allowances................     (793)     (5.4)        (1,055)    (5.2)        (1,279)    (4.8)
International taxes...................      (41)     (0.3)          (118)    (0.6)            (5)      --
Goodwill amortization.................     (839)     (5.7)          (562)    (2.7)          (471)    (1.7)
Change in valuation allowance.........      150       1.0             --       --             (9)      --
Nondeductible expenses................     (294)     (2.0)          (225)    (1.1)          (218)    (0.8)
InsurQuote............................       15       0.1           (342)    (1.7)            --       --
Other, net............................     (394)     (2.6)           595      2.9            218      0.8
                                        -------     -----       --------    -----       --------    -----
Income tax provision..................  $(7,361)    (49.9)%     $ (8,860)   (43.4)%     $(11,239)   (41.5)%
                                        =======     =====       ========    =====       ========    =====

    During 1999, 1998 and 1997, the Company made income tax payments, net of refunds, of $4.3 million, $8.8 million and $6.7 million, respectively.

    The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Deferred revenue..........................................   $1,155     $1,635
  Depreciation and amortization.............................    1,578      1,549
  Bad debt expense..........................................    1,441      1,493
  Rent......................................................      912      1,271
  Litigation settlement.....................................      329        386
  Accrued compensation......................................      253        295
  Capital loss carryforward.................................       --        293
  Net operating loss carryforward...........................       --         48
  Other, net................................................    1,240        918
                                                               ------     ------
  Subtotal..................................................    6,908      7,888
  Valuation allowance.......................................       --       (341)
                                                               ------     ------
Total deferred income tax asset.............................    6,908      7,547
Deferred income tax liabilities.............................     (189)      (176)
                                                               ------     ------
Net deferred income tax asset...............................   $6,719     $7,371
                                                               ======     ======

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--OTHER CURRENT ASSETS

    Other current assets consisted of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Prepaid data royalties.....................................  $ 1,429     $2,505
Prepaid equipment maintenance..............................      585        828
Receivable from Enterstand.................................    6,798        692
Prepaid commissions........................................       82        597
Computer inventory.........................................      774        230
Other......................................................    1,878        874
                                                             -------     ------
    Total..................................................  $11,546     $5,726
                                                             =======     ======

NOTE 12--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Computer equipment......................................  $ 36,398   $ 33,141
Purchased software, licenses and databases..............     9,142      5,611
Furniture and other equipment...........................     7,522      6,015
Leasehold improvements..................................     3,227      2,882
Building and land.......................................     1,796      1,796
                                                          --------   --------
    Total, gross........................................    58,085     49,445
Less accumulated depreciation...........................   (40,278)   (34,494)
                                                          --------   --------
    Total, net..........................................  $ 17,807   $ 14,951
                                                          ========   ========

    As of December 31, 1999 and 1998, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $1.8 million and $1.5 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $1.6 million and $0.6 million in 2000 and 2001, respectively.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--GOODWILL

    Goodwill consisted of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                   LIFE       1999       1998
                                                 --------   --------   --------
                                                              (IN THOUSANDS)
CCC acquisition (1988).........................  20 years   $ 16,458   $ 16,458
UCOP acquisition (1994)........................   7 years      3,665      3,665
CCC International acquisition (1998)...........   7 years      1,910      1,910
PCSI acquisition (1998)........................   7 years      2,825      2,611
D.W. Norris acquisition (1999).................  12 years      4,891         --
Fleming and Hall acquisition (1999)............   7 years        350         --
Other (1999)...................................   3 years        298         --
                                                            --------   --------
    Total, gross...............................               30,398     24,644
Less accumulated amortization..................              (14,040)   (11,845)
                                                            --------   --------
    Total, net.................................             $ 16,358   $ 12,799
                                                            ========   ========

NOTE 14--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts payable..........................................  $19,409    $10,365
Compensation..............................................    5,805      3,849
Professional fees.........................................    5,032      2,858
Litigation settlement.....................................      873      1,650
Sales tax.................................................    1,827      1,398
Health insurance..........................................      638      1,149
Commissions...............................................    1,151        680
Other, net................................................      813      1,179
                                                            -------    -------
Total.....................................................  $35,548    $23,128
                                                            =======    =======

NOTE 15--LONG-TERM DEBT

    On October 28, 1998, an existing credit facility between CCC and a commercial bank was amended and restated. Under the amended credit facility, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million. On February 10, 1999, under terms included in the amended and restated credit facility between CCC and its commercial bank, the CCC's ability to borrow under the revolving line of credit was increased from $50 million to $100 million. The line of credit commitment will be reduced by $10 million on October 31, 2001, $15 million on October 31, 2003 and
$75 million on October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--LONG-TERM DEBT (CONTINUED)
CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. When borrowings are outstanding, interest payments are due quarterly.

    Under the bank facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make investments and declare dividends. CCC is currently in compliance with all of the covenants included in the bank credit facility.

    In connection with the acquisition of D.W. Norris, the Company assumed
$0.5 million of debt outstanding under a credit facility agreement with Barclays Bank PLC. Principal and interest payments are due quarterly. This credit facility matures in December 2005 and borrowings bear interest at LIBOR plus 3%.

    The Company made cash interest payments of $1.1 million, $0.1 million and $0.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

    Long-term debt consisted of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Bank revolving credit facility............................  $24,000    $11,000
D.W. Norris credit facility...............................      510         --
Capital lease obligations.................................      615         --
                                                            -------    -------
    Total debt............................................   25,125     11,000
Due within one year.......................................      440         --
                                                            -------    -------
Due after one year........................................  $24,685    $11,000
                                                            =======    =======

    The outstanding bank revolving credit facility balance of $24.0 million at December 31, 1999 is due on October 31, 2003, the maturity date of the bank credit facility.

NOTE 16--MANDATORILY REDEEMABLE PREFERRED STOCK

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

    As part of the reorganization and recapitalization, the Company and White River entered into an agreement under which the Company, following receipt of written notification from White River that the number of shares of the Company's common stock owned by White River represented less than a majority

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED) of the issued and outstanding shares of common stock of the Company, was required to issue White River 500 shares of the Company's preferred stock, par value $1.00, designated as Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") in exchange for 500 shares of Series D Preferred Stock held by White River. (Collectively, the Series C, D and E Preferred Stock are hereinafter referred to as "Preferred Stock".) The terms of the Series E Preferred Stock and the Series C and D Preferred Stock were generally the same, except that outstanding shares of the Series E Preferred Stock carried certain voting rights if they were beneficially owned by White River or any of its affiliates. In such circumstances, White River and/or its affiliates that owned any shares of Series E Preferred Stock were entitled to vote on all matters voted on by holders of the Company's common stock.

    The number of votes that each share of Series E Preferred Stock was entitled to cast was determined according to a formula, the effect of which was to cause White River and /or it affiliates to have 51% of the votes to be cast on any matter to be voted upon by holders of the Company's common stock, for so long as all of the shares of Series E Preferred Stock were issued, outstanding and held by White River and/or its affiliates. To the extent White River also owned shares of the Company's common stock, such Series E Preferred Stock would only provide an additional voting percentage that, when added together with the vote from White River's shares of Company common stock, would provide White River with a maximum of 51% of the votes. Under the terms of a Stockholders Agreement among White River and certain stockholders, including the Company's Chairman (the "Management Stockholders"), the parties agreed, subject to fiduciary duties, that White River would vote with the Management Stockholders regarding defined business combinations and subsequent offerings of Company common stock. This Stockholders Agreement expired in June 1999.

    Through the date of redemption, Preferred Stock dividends accrued at a rate of 2.75% per annum. Because the Company completed the required redemption of Preferred Stock through the use of proceeds from the Company's initial public offering of common stock, Preferred Stock dividends from the date of redemption through June 16, 1998 have been eliminated. See Note 17--Initial Public Offering of Common Stock. Beginning June 17, 1998, Preferred Stock dividends, payable quarterly, accrued at an annual rate of 8%. The Preferred Stock was mandatorily redeemable, at stated value plus accrued dividends, on June 16, 1999. Prior to the mandatory redemption date, under the terms of the Preferred Stock, White River was only required to accept an offer to redeem that was funded through a public offering of the Company's common stock. On May 29, 1998, the Company made an offer to White River to redeem all outstanding Preferred Stock. This redemption offer was declined by White River. Accordingly, under the terms of the Preferred Stock, the dividend rate on the Preferred Stock subject to the redemption offer was reduced from 8% to 1%.

    On December 31, 1998, the Company redeemed all of the Series C Preferred stock outstanding and 3,601 Shares of Series D Preferred Stock at a discounted value of 14% of the future redemption value and stated dividends plus accrued dividends as of December 31, 1998. As a result of this early redemption discount, the Company recorded a gain of $0.2 million on early redemption of Preferred Stock. This amount was included in the dividends and accretion line in the Company's consolidated statement of operations. In accordance with the terms of the Preferred Stock, the remaining 184 Shares of Series D Preferred Stock and 500 Shares of Series E Preferred Stock were redeemed on June 16, 1999.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--INITIAL PUBLIC OFFERING OF COMMON STOCK

    On June 27, 1996, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for an initial public offering ("IPO") of the Company's common stock. In addition, on August 13, 1996, the Company's Board of Directors authorized a 40 for 1 split of the common stock of the Company, which was effective August 13, 1996. All reported share information has been restated to reflect the split. On
August 21, 1996, the Company completed its IPO by issuing 6,900,000 shares of common stock, par value $0.10, at $11.50 per share. Gross proceeds from the IPO of $79.4 million were reduced by Underwriters' discounts of $5.6 million and equity issue costs of $1.7 million. Proceeds from the IPO were used to repay certain bank debt and, as required by the terms of the Company's Series C and Series D Preferred Stock, the Company used 50% of the net proceeds from the IPO to redeem 34,085 shares of outstanding Preferred Stock at its stated value of $34.1 million plus accrued dividends of $2.0 million. As a result of the redemption and in accordance with the terms of the Preferred Stock, Preferred Stock dividends from the IPO date through June 16, 1998 have been eliminated.

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

NOTE 18--TREASURY STOCK

    During 1999 and 1998, the Board of Directors authorized the Company to repurchase 4.1 million common shares at a price not to exceed $15 per share. The Company repurchased in 1999 and 1998 approximately 2.1 million shares and
1.4 million shares, respectively, with cash outlays of $24.1 million and $15.7 million, respectively. The Company also recorded a compensation charge of $1.2 million as a result of a stock repurchase of 500,000 common shares from a charitable trust funded by the Company's chairman, David M. Phillips. In addition, in June 1999, the Company issued 12,000 common shares valued at $12.75 per share on the date of issuance as additional compensation to a member of the Company's Board of Directors.

NOTE 19--EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION SAVINGS AND INVESTMENT PLAN

    The Company sponsors a defined contribution savings and investment plan. Participation in the plan is voluntary, with substantially all employees eligible to participate. Expenses related to the plan consist primarily of Company contributions which are based on percentages of certain employees contributions. Defined contribution expense for 1999, 1998 and 1997 was $1.2 million, $0.7 million and $0.5 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    In March of 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19--EMPLOYEE BENEFIT PLANS (CONTINUED)
November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the stock purchase plan, 500,000 shares have been authorized for issuance. During 1999 and 1998, the Company issued 77,384 and 57,918 shares pursuant to the stock purchase plan at prices ranging from $8.18 to $11.05 and $9.35 to $20.61, respectively. See Note 20--Stock Option Plan for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS 123.

NOTE 20--STOCK OPTION PLAN

    In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan ("1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors ("Committee"). The 1988 Plan's options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. Under the 1988 Plan, 2,956,040 total options were available to be granted. At December 31, 1999, no additional options can be granted under the 1988 Plan.

    During 1997, the Company's Board of Directors adopted a new stock option plan ("1997 Plan") that provides for the granting of 675,800 options to purchase the Company's common stock. As under the 1988 Plan, options are generally exercisable within five years from the date of grant. In 1998, the 1997 Plan was amended to increase the number of shares available to be granted to 1,500,000 shares. In addition, the term of the option was extended from 5 years to 10 years on new stock option grants. The 1997 Plan was amended in 1999 to increase the number of shares available to be granted up to 2,500,000. At December 31, 1999, additional options of 923,484 are available to be granted under the 1997 Plan.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20--STOCK OPTION PLAN (CONTINUED)
    Option activity during 1999, 1998 and 1997 is summarized below:

                                           1999                   1998                   1997
                                   --------------------   --------------------   ---------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED
                                               AVERAGE                AVERAGE                 AVERAGE
                                               EXERCISE               EXERCISE                EXERCISE
                                    SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                   ---------   --------   ---------   --------   ----------   --------
Options Outstanding:
  Beginning of year..............  1,975,050    $ 9.64    1,815,603    $ 6.62     2,679,939    $ 3.29
  Granted........................    871,775    $11.80      901,375    $13.95       337,500    $16.61
  Exercised......................   (310,467)   $ 4.15     (468,644)   $ 2.24    (1,105,555)   $ 1.59
  Surrendered or terminated......   (326,222)   $13.54     (273,284)   $16.50       (96,281)   $ 5.12
                                   ---------              ---------              ----------
    End of year..................  2,210,136    $ 6.48    1,975,050    $ 9.64     1,815,603    $ 6.62
                                   =========              =========              ==========
Options exercisable at
  year-end.......................    858,274    $ 8.25      761,653    $ 5.72       959,605    $ 3.51
                                   =========    ======    =========    ======    ==========    ======
Weighted average fair value of
  options granted during the
  year...........................               $11.80                 $13.85                  $15.31
                                                ======                 ======                  ======

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ---------------------------------------   -------------------
                                                           WEIGHTED       WEIGHTED              WEIGHTED
                                                           AVERAGE        AVERAGE               AVERAGE
                                                          REMAINING       EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES                    SHARES     CONTRACTUAL LIFE    PRICE      SHARES     PRICE
------------------------                   ---------   ----------------   --------   --------   --------
$ 1.38 to $ 1.38.........................    154,680         4.23          $ 1.38    154,680     $ 1.38
$ 1.75 to $ 4.38.........................    223,516         0.62          $ 3.01    223,516     $ 3.01
$ 9.50 to $ 9.88.........................    138,000         9.69          $ 9.53         --     $   --
$11.13 to $11.20.........................    639,725         6.10          $11.16    228,125     $11.20
$12.00 to $12.75.........................    778,465         8.27          $12.34    169,453     $12.25
$13.13 to $14.75.........................    110,750         9.20          $14.32         --     $   --
$16.63 to $21.88.........................    165,000         4.37          $18.53     82,500     $19.00
                                           ---------                                 -------
$ 1.38 to $21.88.........................  2,210,136         6.48          $10.67    858,274     $ 8.25
                                           =========                                 =======

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 36%, 32% and 31% for 1999, 1998 and 1997, respectively; and a risk-free interest rate of 5.5%, 4.7% and 6.4% for 1999, 1998 and 1997, respectively. In addition, the Company assumed an expected option life of
5.5 years for 1999, 4.5 years to 5.5 years for 1998 and 4.5 years for 1997. No dividend yield was assumed for all years.

    The Company applies Accounting Principle Board Opinion No. 25 in accounting for its fixed stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20--STOCK OPTION PLAN (CONTINUED)
fair value as of the grant dates as prescribed by SFAS No. 123, the Company's net income (loss) applicable to common stock and related per share amounts would have been impacted as indicated below:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Net income (loss) applicable to common stock:
  As reported......................................   $  750     $  (81)   $15,467
  Pro forma........................................   $ (638)    $ (836)   $15,026
Per share net income (loss) applicable to common
  stock assuming dilution:
  As reported......................................   $ 0.03     $   --    $  0.62
  Pro forma........................................   $(0.03)    $(0.03)   $  0.60

    The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 1999, 1998 and 1997. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 21--EARNINGS PER SHARE

    A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, is presented below (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss)...........................................   $  752     $  (81)   $15,832
Less: Dividends and accretion on mandatorily redeemable
  preferred stock...........................................       (2)        43       (365)
                                                               ------     ------    -------
Net income (loss) applicable to common stock................   $  750     $  (38)   $15,467
                                                               ======     ======    =======
Weighted average common shares..............................   22,856     24,616     23,807
Effect of common stock options..............................      306        572      1,152
                                                               ------     ------    -------
Weighted average diluted shares.............................   23,162     25,188     24,959
                                                               ======     ======    =======
Income per common share--basic..............................   $ 0.03     $   --    $  0.65
                                                               ======     ======    =======
Income per common share--diluted............................   $ 0.03     $   --    $  0.62
                                                               ======     ======    =======

    Options to purchase a weighted average number of 708,919 shares, 251,136 shares and 70,528 shares of common stock for 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The price of these options ranged from $12.50 to $21.88 per share. At December 31, 1999, 682,575 of these options, which expire between 2002 through 2009, were still outstanding.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22--COMMITMENTS AND CONTINGENCIES

    The Company leases facilities, computers, telecommunications and office equipment under noncancelable operating lease agreements which expire at various dates through 2008. As of December 31, 1999, future minimum cash lease payments, including amounts due under operating leases entered into in 2000, were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $ 5,866
2001........................................................       4,732
2002........................................................       4,279
2003........................................................       3,473
2004........................................................       3,108
Thereafter..................................................      11,143
                                                                 -------
Total.......................................................     $32,601
                                                                 =======

    During 1999, 1998 and 1997, operating lease rental expense was $6.7 million, $5.1 million and $3.5 million, respectively.

    The Company has a $0.2 million letter of credit available until October 2003. Under the terms of this agreement, interest rates are determined at the time of borrowing. There was no amount outstanding under the letter of credit at December 31, 1999.

NOTE 23--BUSINESS SEGMENTS

    SFAS No. 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments.

    The Company has four reportable segments: CCC U.S., Consumer Services, International and Internet Business-to-Business. CCC U.S. sells products and services which assist its customers in managing total loss and repairable auto claims. The Consumer Services Division sells products and services which provide complete outsourcing services on all aspects of the claim process. The International Division offers products to help manage the claims process and settlement of repairable automobile claims in Europe. The Internet Business-to-Business Division, formed in 1999 as an outgrowth of the CCC
U.S. Division, is concentrating on developing products and services that will serve the automobile claims industry supply chain through the Internet.

    The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations (e.g. product development, finance and administration) tasked with facilitating the performance of the revenue producing divisions. Divisional expenses represent principally salaries and related employee expenses directly related to the Division's activities. Each revenue division and support organization is led by a president or executive vice president that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing divisions and includes product engineering, management information systems and finance and administration costs.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23--BUSINESS SEGMENTS (CONTINUED)
    Financial information relating to each reportable segment was as follows (In thousands):

                                                                              INTERNET
                                                 CONSUMER        CCC        BUSINESS-TO-    SHARED        CCC
                                      CCC U.S.   SERVICES   INTERNATIONAL     BUSINESS     SERVICES   CONSOLIDATED
                                      --------   --------   -------------   ------------   --------   ------------
1999
Revenues............................  $173,723   $28,776       $ 5,298         $  --       $     --     $ 207,797
Expenses............................   (84,877)  (29,059)       (6,423)         (731)       (70,962)     (192,052)
                                      --------   -------       -------         -----       --------     ---------
Operating income (loss).............    88,846      (283)       (1,125)         (731)       (70,962)       15,745
Equity in loss of affiliates........    (4,167)       --        (2,478)           --             --        (6,645)
                                      --------   -------       -------         -----       --------     ---------
Division operating margin...........  $ 84,679   $  (283)      $(3,603)        $(731)      $(70,962)    $   9,100
                                      ========   =======       =======         =====       ========     =========
Accounts receivable, net............  $ 11,433   $ 8,542       $ 4,402         $  --       $     --     $  24,377
                                      ========   =======       =======         =====       ========     =========

1998
Revenues............................  $168,135   $19,358       $   676         $  --       $     --     $ 188,169
Expenses............................   (88,511)  (19,768)       (1,121)           --        (58,770)     (168,170)
                                      --------   -------       -------         -----       --------     ---------
Operating income (loss).............    79,624      (410)         (445)           --        (58,770)       19,999
Equity in loss of affiliates........   (11,447)       --          (211)           --             --       (11,658)
                                      --------   -------       -------         -----       --------     ---------
Division operating margin...........  $ 68,177   $  (410)         (656)        $  --       $(58,770)    $   8,341
                                      ========   =======       =======         =====       ========     =========
Accounts receivable, net............  $ 16,325   $ 5,985       $   902         $  --       $     --     $  23,212
                                      ========   =======       =======         =====       ========     =========

1997
Revenues............................  $151,293   $ 7,813       $    --         $  --       $     --     $ 159,106
Expenses............................   (75,743)   (7,073)           --            --        (50,585)     (133,401)
                                      --------   -------       -------         -----       --------     ---------
Division operating margin...........    75,550   $   740       $    --         $  --       $     --     $  25,705
                                      ========   =======       =======         =====       ========     =========
Accounts receivable, net............  $ 15,157   $ 3,145       $    --         $  --       $     --     $  18,302
                                      ========   =======       =======         =====       ========     =========

    During the years ended December 31, 1999, 1998 and 1997, substantially all revenues recognized in the CCC U.S. and Consumer Services Divisions were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23--BUSINESS SEGMENTS (CONTINUED)
    Revenue by major products include:

                                                                1999       1998       1997
                                                              --------   --------   --------
Pathways Workstation/Collision Estimating Services and
  Products..................................................  $109,585   $102,941   $ 84,080
Vehicle Valuation Services and Products.....................    51,229     51,061     50,339
Claims Outsourcing & Third Party Administration Services and
  Products..................................................    26,104     12,432      1,147
ACCESS......................................................     7,970      7,602      6,666
Other.......................................................    12,909     14,133     16,874
                                                              --------   --------   --------
Total.......................................................  $207,797   $188,169   $159,106
                                                              ========   ========   ========

NOTE 24--LEGAL PROCEEDINGS

    In March 1999, the Company completed settlement of a lawsuit involving a former independent sales representative. The settlement resulted in a charge of $1.7 million including among other things payment for past earned commissions, resolution of disputed commissions and other costs associated with the resolution of the dispute.

    On January 31, 2000, a putative class action lawsuit was filed against CCC, Dairyland Insurance Co., and Sentry Insurance Company. Susanna Cook v. Dairyland Ins. Co., Sentry Ins. and CCC Information Services, Inc., No. 2000 L-1 (Circuit Court of Johnson County, Illinois). Plaintiff alleges that her insurance company, using the Company's TOTAL LOSS product, offered an inadequate amount for her automobile. Plaintiff seeks to represent a nationwide class of all insurance customers who, during the period from January 28, 1989 up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The complaint also seeks certification of a defendant class consisting of all insurance companies who used the Company's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorneys' fees and costs.

    The above action follows the filing of several other putative class actions, which name only CCC and individual insurance companies. Those actions, each of which was filed by the same plaintiffs' attorney in the Circuit Court of Cook County, Illinois, are captioned as follows: ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES, INC., No. 99 CH 15032 (filed 10/19/99); GIBSON V. ORION AUTO, GUARANTY NATIONAL INS. CO. AND CCC INFORMATION SERVICES, INC., No. 99 CH 15082 (filed 10/20/99); KEILLER V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES, INC., No. 99 CH 15485 (filed 10/27/99); STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES, INC., No. 99 CH 15557 (10/28/99); MYERS
V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA, AND CCC INFORMATION SERVICES, INC., No. 00 CH 2793 (filed 2/22/00).

    In the Cook County cases, plaintiffs allege that their individual insurance companies, using CCC's TOTAL LOSS valuation product, offered plaintiffs an inadequate amount for their automobiles. The plaintiffs further allege that CCC's TOTAL LOSS product does not provide fair, accurate values for used vehicles. The plaintiffs assert claims against CCC for consumer fraud, tortuous interference with contract, common law

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24--LEGAL PROCEEDINGS (CONTINUED)
fraud, and conspiracy to commit common law fraud. The plaintiffs assert various common law and statutory claims against CCC and the individual insurers. In each case, plaintiffs seek to represent a class of customers who made a total loss claim for which their individual insurer defendant used a valuation report by CCC, and who allegedly did not receive the market value of their automobile. Plaintiffs seek unspecified compensatory and punitive damages and an award of attorneys' fees and expenses. Certain of the insurance company defendants have filed preliminary motions to dismiss plaintiffs' claims and/or to compel appraisals. Those motions are currently pending. As of this date, there has been no ruling on plaintiffs' class action allegation.

    The Company, in its ordinary course of business, is a party to various other legal actions, including six individual non-class action litigations asserting various claims relating to CCC's total loss valuation product. CCC is also aware of other pending litigation in which claims are asserted against certain of CCC's insurer clients based on allegations that CCC's total loss product produces inadequate valuations, where CCC is not a party. Management believes these individual actions are routine in nature and incidental to its operations.

    CCC intends to vigorously defend all of the above described lawsuits to which it is a party, and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 1999 and 1998. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

                                                  1999                                        1998
                                -----------------------------------------   -----------------------------------------
                                 FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                --------   --------   --------   --------   --------   --------   --------   --------
Revenues......................  $49,909    $50,968     51,649    $55,271    $44,691    $46,147     48,048    $49,283
Operating expenses............   43,590     50,337     47,932     50,193     37,535     41,458     43,449     45,728
                                -------    -------    -------    -------    -------    -------    -------    -------
Operating income..............    6,319        631      3,717      5,078      7,156      4,689      4,599      3,555
Interest expense..............     (195)      (186)      (412)      (606)       (64)        (1)       (61)      (132)
Other income, net.............       39        189        175          9        350        112        172         63
                                -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes....    6,163        634      3,480      4,481      7,442      4,800      4,710      3,486
Income tax provision..........   (2,679)       (58)    (2,099)    (2,525)    (3,162)    (2,046)    (2,125)    (1,527)
                                -------    -------    -------    -------    -------    -------    -------    -------
Income before equity losses
  and minority interest.......    3,484        576      1,381      1,956      4,280      2,754      2,585      1,959
Equity in net losses of
  affiliates..................   (4,495)      (501)      (814)      (835)    (1,181)    (3,036)    (3,203)    (4,238)
Minority share in earnings of
  subsidiaries................       --         --          1         (1)        --         --         14        (15)
                                -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss).............   (1,011)        75        568      1,120      3,099       (282)      (604)    (2,294)
Dividends and accretion on
  mandatorily redeemable
  preferred stock.............       (1)        (1)        --         --        (94)       (97)         6        228
                                -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss) applicable
  to common stock.............  $(1,012)   $    74    $   568    $ 1,120    $ 3,005    $  (379)   $  (598)   $(2,066)
                                =======    =======    =======    =======    =======    =======    =======    =======

PER SHARE DATA:
  Income (loss) per common
    share--basic..............  $ (0.04)   $ (0.00)   $  0.03    $  0.05    $  0.12    $ (0.02)   $ (0.02)   $ (0.09)
                                =======    =======    =======    =======    =======    =======    =======    =======
  Income (loss) per common
    share--diluted............  $ (0.04)   $ (0.00)   $  0.03    $  0.05    $  0.12    $ (0.01)   $ (0.02)   $ (0.09)
                                =======    =======    =======    =======    =======    =======    =======    =======

Weighted average shares
  outstanding:
  Basic.......................   23,720     23,381     22,429     21,920     24,638     24,859     24,998     23,972
  Diluted.....................   24,135     23,685     22,670     22,225     25,418     25,493     25,388     24,297

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                        BALANCE AT
                       BEGINNING OF   CHARGED TO COSTS   CHARGED TO OTHER                          BALANCE AT END
DESCRIPTION               PERIOD        AND EXPENSES         ACCOUNTS       ADDITIONS/DEDUCTIONS     OF PERIOD
-----------            ------------   ----------------   ----------------   --------------------   --------------
1997 Allowance for
Doubtful Accounts....      1,946           3,472                --                 (2,755)(a)           2,663
1998 Allowance for
Doubtful Accounts....      2,663           8,331                22(b)              (7,758)(a)           3,258
1999 Allowance for
Doubtful Accounts....      3,258           8,280                --                 (7,563)(a)           3,975
1997 Deferred Income
Tax Valuation
Allowance............        284              --                --                      9                 293
1998 Deferred Income
Tax Valuation
Allowance............        293              --                --                     48                 341
1999 Deferred Income
Tax Valuation
Allowance............        341              --                --                   (341)                 --

------------------------

(a) Accounts receivable write-offs, net of recoveries.

(b) Opening reserve balance for Professional Claims Services Inc.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

 3.1    Amended and Restated Certificate of Incorporation of the
        Company (incorporated herein by reference to Exhibit 3.1 of the Company's 1997 Annual Report on Form 10-K, Commission
        File Number 000-28600 filed on March 14, 1997)
 3.2    Amended and Restated Bylaws of the Company (incorporated
        herein by reference to Exhibit 3.2 of the Company's 1998
        Annual Report on Form 10-K, as amended, Commission File
        Number 000-28600 filed on April 1, 1999)
10.1    Amended and Restated Credit Facility Agreement between
        CCC Information Services Inc., LaSalle National Bank and the
        other financial institutions party thereto (incorporated
        herein by reference to Exhibit 10.1 of the Company's 1998
        Annual Report on Form 10-K, as amended, Commission File
        Number 000-28600 filed on April 1, 1999)
10.2    Amended and Restated MOTOR Crash Estimating Guide Data
        License (incorporated herein by reference to Exhibit 10.2 of the Company's 1998 Annual Report on Form 10-K, as amended,
        Commission File Number 000-28600 filed on April 1, 1999)
10.3    European Version of MOTOR Crash Estimating Guide Data
        License (incorporated herein by reference to Exhibit 10.1 of the Company's 1998 Annual Report on Form 10-K, as amended,
        Commission File Number 000-28600 filed on April 1, 1999)
10.4    Stock Option Plan (incorporated herein by reference to
        Exhibit 4.03 of the Company's Registration Statement on
        Form S-8, Commission File Number 333-15207 filed
        October 31, 1996)
10.5    1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.04 of the Company's Registration
        Statement on Form S-8, Commission File Number 333-67645
        filed November 20, 1998)
10.6    401(K) Company Retirement Saving & Investment Savings Plan
        (incorporated herein by reference to Exhibit 4.04 of the
        Company's Registration Statement on Form S-8, Commission
        Number 333-32139 filed July 25, 1997)
10.7    Employee Stock Purchase Plan (incorporated herein by
        reference to Exhibit 4.04 of the Company's Registration
        Statement on Form S-8, Commission File Number 333-47205
        filed March 2, 1998)
10.8    Securities Purchase Agreement between Company and InsurQuote
        Systems Inc. dated February 10, 1998 (incorporated herein
        by reference to Exhibit 10.7 of the Company's Quarterly
        Report on Form 10-Q, Commission File Number 000-28600 filed
        May 15, 1998)
10.9    Investment Agreement between Company and InsurQuote
        Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed
        May 15, 1998)
10.10   Common Stock Warrant to purchase 440,350 shares of
        InsurQuote Systems Inc. dated February 10, 1998
        (incorporated herein by reference to Exhibit 10.7 of the
        Company's Quarterly Report on Form 10-Q, Commission File
        Number 000-28600 filed May 15, 1998)
10.11   Sale and Purchase Agreement between the Company and Phillip
        Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's 1998 Annual Report on
        Form 10-K, as amended, Commission File Number 000-28600
        filed on April 1, 1999)
10.12   1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on on
        Form S-8, Commission File Number 333-79983 filed June 4,
        1999)
13      InsurQuote Systems, Inc. Audited Consolidated Financial
        Statements for Years Ended June 30, 1999 and 1998 and Eleven
        Months Ended June 30, 1997
21      List of Subsidiaries
23      Consent of PricewaterhouseCoopers LLP
27      Financial Data Schedule for year end 12/31/99

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2000                               CCC INFORMATION SERVICES GROUP

By:     /s/ GITHESH RAMAMURTHY                     By:     /s/ THOMAS L. KEMPNER
Name:   -----------------------------------        Name:   -----------------------------------
Title:  Githesh Ramamurthy                         Title:  Thomas L. Kempner
        President and Chief Executive                      Director
        Officer

By:     /s/ REID E. SIMPSON                        By:     /s/ DUDLEY C. MECUM
Name:   -----------------------------------        Name:   -----------------------------------
Title:  Reid E. Simpson                            Title:  Dudley C. Mecum
        Executive Vice President and Chief                 Director
        Financial Officer

By:     /s/ MICHAEL P. DEVEREUX                    By:     /s/ MARK A. ROSEN
Name:   -----------------------------------        Name:   -----------------------------------
Title:  Michael P. Devereux                        Title:  Mark A. Rosen
        Senior Vice President of Finance and               Director
        Chief Financial Officer

By:     /s/ DAVID M. PHILIPS                       By:     /s/ MICHAEL R. STANFIELD
Name:   -----------------------------------        Name:   -----------------------------------
Title:  David M. Philips                           Title:  Michael R. Stanfield
        Chairman                                           Director

By:     /s/ MORGAN W. DAVIS                        By:     /s/ HERBERT S. WINOKUR
Name:   -----------------------------------        Name:   -----------------------------------
Title:  Morgan W. Davis                            Title:  Herbert S. Winokur
        Director                                           Director

By:     /s/ MICHAEL R. EISENSON
Name:   -----------------------------------
Title:  Michael R. Eisenson
        Director

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Directors                Morgan W. Davis
                         Insurance Operating Officer
                         White Mountain Holdings Inc.

                         Michael R. Eisenson
                         President and Chief Executive Officer
                         Charlesbank Capital Partners LLC

                         Thomas L. Kempner
                         Chairman and Chief Executive Officer
                         Loeb Partners Corporation

                         Dudley C. Mecum
                         Managing Director
                         Capricorn Holdings, LLC

                         David M. Phillips
                         Chairman
                         CCC Information Services Group Inc.

                         Githesh Ramamurthy
                         President and Chief Executive Officer
                         CCC Information Services Group Inc.

                         Mark A. Rosen
                         Managing Director
                         Charlesbank Capital Partners LLC

                         Michael R. Stanfield
                         Chairman and Chief Executive Officer
                         Intersections Inc.

                         Herbert S. "Pug" Winokur
                         Chairman and Chief Executive Officer
                         Capricorn Holdings, LLC

                         Daniel "Deke" Jackson
                         Director Emeritus
                         Jackson LLC

Executive Officers       David M. Phillips
                         Chairman

                         J. Laurence Costin Jr.
                         Vice Chairman

                         Githesh Ramamurthy
                         President and Chief Executive Officer

                         Phillip Carter
                         President CCC International

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

Executive Officers       Blaine R. Ornburg
(continued)              President CCC Consumer Processing Services Inc.

                         Mary Jo Prigge
                         President of CCC U.S. Division

                         Robert Milburn
                         Executive Vice President Product Development

                         Reid E. Simpson
                         Executive Vice President and Chief Financial Officer

                         Michael P. Devereux
                         Senior Vice President of Finance and Chief Accounting
                           Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE                               INDEPENDENT ACCOUNTANTS
World Trade Center Chicago                     PricewaterhouseCoopers LLP
444 Merchandise Mart                           203 North LaSalle Street
Chicago, Illinois 60654                        Chicago, Illinois 60601
(312) 222-4636                                 STOCKHOLDER AND INVESTMENT
TRANSFER AGENT REGISTRAR FOR COMMON STOCK      COMMUNITY INQUIRIES
Harris Trust and Savings Bank                  Written inquiries should be sent to the Chief
Shareholder Communications                     Financial Officer at the Company's corporate
P.O. Box A3504                                 office.
Chicago, Illinois 60690-3504                   ADDITIONAL INFORMATION
(312)-360-5213                                 This Annual Report on Form 10-K provides all
(312)-461-5633 (TDD)                           annual information filed with the Securities
STOCKHOLDER SERVICES                           and Exchange Commission, except for exhibits.
You should deal with the Transfer Agent for    A listing of exhibits appears on page 48 of
the stockholder services listed below:         this Form 10-K. Copies of exhibits will be
Change of Mailing Address                      provided upon request for a nominal charge.
Consolidation of Multiple Accounts             Written requests should be directed to the
Elimination of Duplicate Report Mailings       Investor Relations Department at the
Lost or Stolen Certificates                    Company's corporate office.
Transfer Requirements
Duplicate 1099 Forms
Please be prepared to provide your tax
identification or social security number,
description of securities and address of
record.
STOCK LISTING AND TRADING SYMBOL
The Company's common stock is listed on the
Nasdaq National Market System. The trading
symbol is CCCG.