Form 10-K/A
period 1999-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2000-04-28
CIK 1017917

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                    AMENDMENT NO. 1 TO REPORT ON FORM 10-K ON
                                   FORM 10-K/A

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-28600

                       CCC INFORMATION SERVICES GROUP INC.
                (Name of registrant as specified in its charter)

               DELAWARE                                54-1242469
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                           WORLD TRADE CENTER CHICAGO
                              444 MERCHANDISE MART
                             CHICAGO, ILLINOIS 60654
              (Address of principal executive offices and zip code)

                  REGISTRANT'S TELEPHONE NUMBER: (312) 222-4636

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock, $0.10 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of April 20, 2000, was approximately $135,682,058.

As of April 20, 2000, 22,270,663 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

     AMENDMENT: Pursuant to General Instruction G(2) of Form 10-K, CCC Information Services Group Inc. ("Company") hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, by adding the information required in Items 10, 11, 12 and 13 (which was previously incorporated by reference to the definitive proxy statement for its 2000 Annual Meeting of Shareholders which is to be filed on or about May 24, 2000).

ITEM 10

     DIRECTORS: Morgan W. Davis, Michael R. Eisenson, Thomas L. Kempner, Dudley
C. Mecum, David M. Phillips, Githesh Ramamurthy, Mark A. Rosen, Michael R. Stanfield and Herbert S. Winokur, Jr. have served as directors of the Company during the year ended December 31, 1999. The names and ages of the directors, their principal occupations or employment during the past five years and other data regarding them as of December 31, 1999, based upon information received from them, are as follows:

     MORGAN W. DAVIS; AGE 49; SENIOR ADVISOR FOR INSURANCE OPERATIONS, WHITE MOUNTAIN INSURANCE GROUP.

     Mr. Davis has served as a Director of the Company since 1995. He currently serves as the Senior Advisor for Insurance Operations with White Mountain Insurance Group and previously served as the Vice President of Insurance Operations of White Mountain Holdings, Inc. He also served from 1995 to 1998 as the President and Chief Executive Officer of White Mountain Insurance Company, a wholly-owned subsidiary of Fund American. From 1992 to 1994, Mr. Davis was self-employed as a private investor in a number of entrepreneurial enterprises. From 1987 to 1992, he served as President of Fireman's Fund Commercial Insurance. Mr. Davis is currently a Director of ABRA, a Director and CEO of American Centennial Insurance Company, and is Chairman of Peninsula Insurance Company. Mr. Davis is a member of the Compensation Committee.

     MICHAEL R. EISENSON; AGE 44; MANAGING DIRECTOR AND CHIEF EXECUTIVE OFFICER, CHARLESBANK CAPITAL PARTNERS, LLC.

     Mr. Eisenson has served as a Director of the Company since 1998. He is Managing Director and the Chief Executive Officer of Charlesbank Capital Partners, LLC, a private investment firm formed on July 1, 1998 and the successor to Harvard Private Capital Group, Inc. Prior to joining Harvard in 1986, Mr. Eisenson was a manager with The Boston Consulting Group, where he provided strategic planning assistance to multinational corporations. Mr. Eisenson serves on the Board of Directors of ImmunoGen, Inc., Playtex Products, Inc., United Auto Group, Inc., and The WMF Group, Ltd. Mr. Eisenson is a member of the Compensation Committee.

     THOMAS L. KEMPNER; AGE 72; CHAIRMAN AND CHIEF EXECUTIVE OFFICER, LOEB HOLDING CORPORATION.

     Mr. Kempner has served as a Director of the Company since 1983. Since 1979 he has served as Chairman and Chief Executive Officer of Loeb Holding Corporation, an investment banking, registered broker/dealer and registered investment advisory firm, and of its wholly-owned subsidiary, Loeb Partners Corporation. He also serves as a director of the following companies: Alcide Corporation, Fuel Cell Energy, Evercel, Inc., IGENE BioTechnology, Inc., Insight Communications Company, Inc., Intermagnetics General Corporation, Roper Starch Worldwide, Inc., and is director emeritus of Northwest Airlines, Inc. Mr. Kempner is a member of the Compensation Committee.

     DUDLEY C. MECUM, AGE 65; MANAGING DIRECTOR, CAPRICORN HOLDINGS, LLC.

     Mr. Mecum has served as a Director of the Company since 1998. He has been a General Partner with Capricorn Holdings, LLC, a leveraged buyout firm, since 1997. Prior to joining Capricorn, Mr. Mecum was a partner in G.L. Ohrstrom & Co., a leveraged buyout firm. He was an executive with Peat Marwick Mitchell & Co. for 12 years serving as Vice Chairman of the West Coast Region and as

Managing Partner of the New York office. Mr. Mecum is a Director of several companies including, Citigroup, Travelers Property and Casualty Company, DynCorp, Suburban Propane Partners LP, and Lyondell Petrochemical. Mr. Mecum is a member of the Audit Committee.

     DAVID M. PHILLIPS; AGE 61; CHAIRMAN, CCC INFORMATION SERVICES GROUP INC.

     Mr. Phillips has served as a Director of the Company since 1982 and as Chairman since 1989. He also held the office of President from 1983 to 1997 and the office of Chief Executive Officer from 1989 to July 1999. Prior to joining the Company, Mr. Phillips served in a number of capacities during his ten years at Citicorp. Originally, Mr. Phillips was Senior Vice President responsible for Citicard development and implementation. He led the team that developed the national consumer strategy and implemented the credit card portion of that strategy taking the consumer file from 200,000 to 10 million participants. Subsequently, he was responsible for the Latin American consumer businesses that included banks, property and casualty insurance companies, finance companies and credit cards. Mr. Phillips was also employed at Polaroid Corporation where he began as Director of Special Markets and subsequently was named Controller of New Product Group. Mr. Phillips serves as a Trustee/Director of Heritage Mutual Funds.

     GITHESH RAMAMURTHY; AGE 39; PRESIDENT AND CHIEF EXECUTIVE OFFICER, CCC INFORMATION SERVICES INC.

     Mr. Ramamurthy has served as a Director of the Company since 1999. He joined the Company in July 1992 as Executive Vice President-Product Engineering and Chief Technology Officer. In January 1996, he assumed the position of President-Insurance Division while retaining the position of Chief Technology Officer and in July 1997, he became President and Chief Operating Officer. In July 1999, Mr. Ramamurthy assumed the positions of President and Chief Executive Officer. Prior to joining the Company, Mr. Ramamurthy was a founding member of Sales Technologies, Inc., a field sales automation software company where he directed product development activities. Sales Technologies customers included numerous Fortune 100 clients in the United States and Europe. Sales Technologies was acquired by Dun & Bradstreet in 1989. Mr. Ramamurthy is a Director of Enterstand Limited and InsurQuote Systems Inc.

     MARK A. ROSEN; AGE 49; MANAGING DIRECTOR, CHARLESBANK CAPITAL PARTNERS,
     LLC.

     Mr. Rosen has served as a Director of the Company since 1998. He is a Managing Director of Charlesbank Capital Partners, LLC. Mr. Rosen has been with Charlesbank and its predecessor, Harvard Private Capital Group, Inc., since 1994. Prior to joining Charlesbank, Mr. Rosen was a principal of the Conifer Group, a strategy consulting firm, and President of Morningside/North America Limited, a private investment company. He currently serves on the Board of Directors of several Charlesbank portfolio companies. Mr. Rosen is Chairman of the Audit Committee.

     MICHAEL R. STANFIELD; AGE 48; MANAGING DIRECTOR, LOEB PARTNERS CORPORATION.

     Mr. Stanfield has served as a Director of the Company since 1995. Mr. Stanfield is currently the Chairman and Chief Executive Officer of Intersections, Inc., a direct marketing and information services company. He was a Managing Director of Loeb Partners Corporation from November 1993 to December 1999. From 1990 to 1993, Mr. Stanfield was self-employed as an independent consultant. Mr. Stanfield is a member of the Audit Committee.

     HERBERT S. "PUG" WINOKUR, JR.; AGE 56; CHAIRMAN AND CHIEF EXECUTIVE OFFICER, CAPRICORN HOLDINGS, INC.

     Mr. Winokur has served as a Director of the Company since 1998. He is Chairman and Chief Executive Officer of Capricorn Holdings, Inc., (a private investment company) and Managing General Partner of Capricorn Investors, L.P., Capricorn Investors II, L.P. and Capricorn Investors III, L.P., private investment partnerships concentrating on investments in restructure situations, organized by Mr. Winokur in 1987, 1994 and 1999 respectively. Prior to his current appointment, Mr. Winokur was Senior Executive Vice President and Director of Penn Central Corporation. Mr. Winokur is a Director of Enron Corp., Azurix Corp., The WMF Group, Ltd., Mrs. Fields' Holding Company, Inc., and DynCorp. Mr. Winokur is Chairman of the Compensation Committee.

     EXECUTIVE OFFICERS: Set forth below is certain information concerning the executive officers of CCC during fiscal 1999, based on data furnished by them:

                NAME                AGE                            POSITION                            SINCE
    David M. Phillips               61     Chairman                                                     1983
    J. Laurence Costin, Jr.         59     Vice Chairman                                                1993
    Githesh Ramamurthy              39     President and Chief Executive Officer                        1999
    Reid E. Simpson                 43     Executive Vice President and Chief Financial Officer         1999
    John Buckner                    53     President - Automotive Services Division                     1994
    Blaine R. Ornburg               54     President - Consumer Services Inc.                           1995
    Leonard L. Ciarrocchi           47     Executive Vice President and Chief Financial Officer         1996
    Phillip Carter                  37     President - CCC International                                1998
    Richard Radi                    42     Executive Vice President - Insurance Division                1997
    Mary Jo Prigge                  41     Executive Vice President - Insurance and Claims              1998
                                           Settlement Division
    Robert Milburn                  57     Executive Vice President - Product Development               1999
    Oliver G. Prince Jr.            46     Senior Vice President, Human Resources                       1999

     Except as discussed below, all of these officers of CCC have held executive positions with CCC for more than three years.

     DAVID M. PHILLIPS has served as Chairman since 1989. He also held the office of President from 1983 to 1997 and the office of Chief Executive Officer from 1989 to July 1999. Prior to joining the Company, Mr. Phillips served in a number of capacities during his ten years at Citicorp. Originally, Mr. Phillips was Senior Vice President responsible for Citicard development and implementation. He led the team that developed the national consumer strategy and implemented the credit card portion of that strategy taking the consumer file from 200,000 to 10 million participants. Subsequently, he was responsible for the Latin American consumer businesses that included banks, property and casualty insurance companies, finance companies and credit cards. Mr. Phillips was also employed at Polaroid Corporation where he began as Director of Special Markets and subsequently was named Controller of New Product Group. Mr. Phillips serves as a Trustee/Director of Heritage Mutual Funds.

     J. LAURENCE COSTIN, JR. joined the Company in February 1983 as Executive Vice President responsible for the Company's sales and client field service organization. He currently serves as Vice Chairman, a position he has held since May 1983. Prior to joining the Company, Mr. Costin was Senior Vice President and General Manager for the Midwest region of Seligman & Latz, Inc., a Fortune 500 company which managed department store concessions.

     GITHESH RAMAMURTHY joined the Company in July 1992 as Executive Vice President-Product Engineering and Chief Technology Officer. In January 1996, he assumed the position of President-Insurance Division while retaining the position of Chief Technology Officer and in July 1997, he became President and Chief Operating Officer. In July 1999, Mr. Ramamurthy assumed the positions of President and Chief Executive Officer. Prior to joining the Company, Mr. Ramamurthy was a founding member of Sales Technologies, Inc., a field sales automation software company where he directed product development activities. Sales Technologies customers included numerous Fortune 100 clients in the United States and Europe. Sales Technologies was acquired by Dun & Bradstreet in 1989. Mr. Ramamurthy is a Director of Enterstand Limited and InsurQuote Systems Inc.

     JOHN BUCKNER joined the Company in January 1994 as Senior Vice President-AutoBody Division. Mr. Buckner was promoted to Executive Vice President-Sales and Services Division in 1995 and served as President-Automotive Services Division until April 1999 when his employment terminated. Prior to joining the Company, Mr. Buckner was Vice President and General Manager of U.S. Automotive Operations at Sun Electric Corporation. Previously, Mr. Buckner held a variety of senior sales and new market development positions at Reynolds & Reynolds.

     BLAINE R. ORNBURG joined the Company in April 1995 as Executive Vice President-New Market Development. In January 1996, he assumed the additional responsibilities of Acting Chief Financial Officer, a position he held until June, 1996. Mr. Ornburg currently serves as President of the Company's wholly owned subsidiary, CCC Consumer Services Inc. Prior to joining the Company, Mr. Ornburg served as Senior Vice President of First Data Corporation. Mr. Ornburg joined First Data Corporation upon its purchase of Anasazi, Inc., a software and networking company Mr. Ornburg founded in 1987. Previously, Mr. Ornburg was Vice President-Point of Transaction Systems for Visa International.

     LEONARD L. CIARROCCHI joined the Company in June 1996 as Executive Vice President and Chief Financial Officer and served in that position until September 1999. In September 1999, Mr. Ciarrocchi took a position with the Company focusing on strategic acquisitions until his employment in this capacity terminated in November 1999. Prior to joining the Company, Mr. Ciarrocchi was Vice President and Treasurer of White River Corporation from 1993 to 1996 and Manager of Finance of Fund American Enterprises, Inc. from 1991 to 1993. Mr. Ciarrocchi was Manager of Finance for Fireman's Fund Corporation from 1989 to 1991.

     PHILLIP CARTER joined the Company in July 1998 as President, CCC International, which was established after the Company purchased the Insurance Division of Carter and Carter located in the United Kingdom. He also serves as the Managing Director of Enterstand Limited, a joint venture between Hearst Communications, Inc. and Rayfield Limited, a subsidiary of the Company. Prior to joining the Company Mr. Carter was Managing Director of Carter and Carter Ltd., a leading insurance and automotive repair industries training and consulting firm.

     RICHARD RADI joined the Company in December 1997 as Executive Vice President of the Insurance Division and served until November 1999 when his employment terminated. Prior to joining the Company, Mr. Radi served in various sales and marketing positions at IBM.

     MARY JO PRIGGE joined the Company in October 1998 as Executive Vice President of the Claims Settlement Division and is currently the President of CCC, U.S. Prior to joining the Company, Ms. Prigge served from March 1991 through October 1998 in various management positions initially with Globe Glass and Mirror and, subsequent to two mergers, most recently as Senior Vice President of Operations with Safelite Autoglass.

     ROBERT MILBURN joined the Company in February 1999 as Executive Vice President of Product Development. Prior to joining the Company, from 1996 to 1998, Mr. Milburn was Vice President of Engineering with Open Port Technology Inc. From 1987 to 1996, prior to joining Open Port Technology Inc., he held a number of high level technology-based positions with Landis & Gyr Americas, Inc.

     REID E. SIMPSON joined the Company in September 1999 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Simpson was the Chief Financial Officer of The Signature Group from October 1998 to September 1999. From 1997 to 1998, Mr. Simpson was the Senior Vice President Finance and Administration and Chief Financial Officer of Delphi Information Systems, Inc. From 1993 to 1997, Mr. Simpson was the Vice President Finance and Chief Financial Officer of Dontech, a partnership between Ameritech and The Dun & Bradstreet Corporation.

     OLIVER G. PRINCE JR. joined the Company in February 1999 as Senior Vice President, Human Resources. Prior to joining the Company, between January 1998 and January 1999, Mr. Prince was self-employed as a human resources consultant. Mr. Prince was a Senior Vice President, Human Resources at The Celtic Group from January 1997 to November 1998. From May 1995 to January 1997, he was a Vice President, Human Resources Services at The CNA Insurance Companies.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE: Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1999, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements. Based solely upon a review of filings made with the Securities and Exchange Commission in 1999, the Company notes that Robert Milburn filed his Form 4 late and that Oliver Prince failed to file a Form 3.

ITEM 11

     DIRECTOR COMPENSATION: Directors not employed by the Company, its subsidiaries or affiliates were paid a fee of $5,450 for each Board meeting attended during fiscal year 1999. In accordance with the internal policies of their employer, Mr. Eisenson and Mr. Rosen do not personally accept director compensation. Also, Mr. Morgan W. Davis received 12,000 shares of Company stock valued at $12.75 per share on the date of issuance as additional compensation for serving on the Board.

     EXECUTIVE OFFICER COMPENSATION: The following table summarizes the compensation of the Chief Executive Officer and certain other four most highly compensated executive officers of the Company ("Named Executive Officers") for the fiscal year ended December 31, 1999, and for the Company's previous two fiscal years.

                                          SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------
                                                                        Long Term Compensation
                                                Annual Compensation             Awards
--------------------------------------------------------------------------------------------------------------
                  (a)                 (b)         (c)         (d)         (e)          (f)            (g)

                                                                       Restricted   Securities
                                                                         Stock      Underlying     All Other
      Name and Principal Position     Year    Salary ($)   Bonus ($)   Awards ($)  Options (#)    Compensation
                                                                                       (1)
--------------------------------------------------------------------------------------------------------------
     David M. Phillips (2)            1999     $100,000       ---         ---          ---            ---
     Chairman and Chief Executive     1998     $525,000       ---         ---         45,000          ---
     Officer                          1997     $525,000     $162,475      ---         70,000          ---
--------------------------------------------------------------------------------------------------------------
     J. Laurence Costin, Jr.          1999     $293,568     $25,000       ---          ---            ---
     Vice Chairman                    1998     $293,568       ---         ---         30,000          ---
                                      1997     $289,284     $100,000      ---          ---            ---
--------------------------------------------------------------------------------------------------------------
     Githesh Ramamurthy (3)           1999     $425,000     $33,002       ---         40,000          ---
     President and Chief              1998     $330,024       ---         ---         45,000          ---
     Operating Officer                1997     $330,024     $128,906      ---          ---            ---
--------------------------------------------------------------------------------------------------------------
     John Buckner (4)                 1999     $257,496       ---         ---          ---          $384,000
     President - Automotive           1998     $257,496       ---         ---         30,000          ---
     Service Division                 1997     $253,754     $83,415       ---          ---            ---
--------------------------------------------------------------------------------------------------------------
     Blaine R. Ornburg                1999     $250,008     $21,000       ---          ---            ---
     President - CCC Consumer         1998     $250,008       ---         ---         30,000          ---
     Services Inc.                    1997     $210,009     $92,750       ---          ---            ---
--------------------------------------------------------------------------------------------------------------
     Phillip J. Carter  (5)           1999     $250,000     $15,000       ---          ---            ---
     President - CCC International    1998     $250,000                               50,000
--------------------------------------------------------------------------------------------------------------
     Robert Milburn (6)               1999     $235,008     $16,450       ---         50,000          ---
     Executive Vice President -
     Product Development Division
--------------------------------------------------------------------------------------------------------------
     Mary Jo Prigge (7)               1999     $235,008     $21,000       ---         10,000          ---
     President - CCC, U.S.            1998     $200,000                               30,000
--------------------------------------------------------------------------------------------------------------
     Reid E. Simpson (8)              1999     $235,000     $130,000      ---         40,000          ---
     Executive Vice President and
     Chief Financial Officer
--------------------------------------------------------------------------------------------------------------
     Richard Radi (9)                 1999     $250,000       ---         ---          ---          $375,000
     Executive Vice President --      1998     $250,000       ---         ---         30,000          ---
     Insurance                        1997     $250,000       ---         ---         50,000          ---
--------------------------------------------------------------------------------------------------------------

     (1) Represents the number of shares of Common Stock issuable upon exercise of options granted pursuant to the 1997 Employee Stock Option Plan.
     (2) Mr. Phillips resigned as Chief Executive Officer in July 1999. Up to the date of his resignation, Mr. Phillips was paid a salary in accordance with his then existing employment contract that provided for $525,000 per year. From the date of his resignation, Mr. Phillips was paid in accordance with a new employment agreement that provides for an annual salary of $100,000 plus an amount up to $200,000 in compensation for consulting projects given him by the Board.
     (3) Mr. Ramamurthy assumed the position of Chief Executive Officer in July 1999.
     (4) Mr. Buckner's employment with the Company terminated in April 1999. In addition to his salary for 1999, Mr. Buckner received a severance award of $384,000 to be paid out over the twelve months beginning April 15, 1999. Additionally, as part of his severance, Mr. Buckner received an acceleration in the vesting of his options.
     (5)  Mr. Carter began his employment with the Company in July 1998.
     (6)  Mr. Milburn began his employment with the Company in February 1999.
     (7) Ms. Prigge began her employment with the Company in September 1998 as Executive Vice President of the Insurance and Claims Settlement Division and was recently promoted to President of CCC, U.S.
     (8) Mr. Simpson began his employment with the Company in September 1999. His bonus reflects a one-time signing bonus.

     (9) Mr. Radi's employment with the Company terminated on November 30, 1999. In addition to his salary for 1999, Mr. Radi received a lump sum severance award of $375,000 payable in 1999. Additionally, as part of his severance, Mr. Radi received an extended vesting of his options.

     1999 STOCK OPTION GRANTS TO EXECUTIVES: The following table shows information with respect to grants of options to the Chief Executive Officer and the other Named Executive Officers in 1999. As required by the Securities and Exchange Commission ("SEC"), the calculation of potential realizable values shown for such awards is based on assumed annualized rates of stock price appreciation of 5% and 10% over the full term of the options.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------------
                                                                                                 Potential realizable
                                                                                               value at assumed annual
                                                                                                 rates of stock price
                                                                                                   appreciation for
                                                     Individual Grants                             option term (4)
-----------------------------------------------------------------------------------------------------------------------
                                 Number of
                                 Securities       % of Total      Exercise
                                 Underlying     Options Granted   Price
                                  Options       to Employees in   ($/Share)     Expiration
               Name           Granted (#)(1)     Fiscal Year (2)      (3)           Date          5%($)         10%($)
-----------------------------------------------------------------------------------------------------------------------
     David M. Phillips              ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------
     J. Laurence Costin, Jr.        ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------
     John Buckner                   ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------
     Blaine R. Ornburg              ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------
     Githesh Ramamurthy            40,000           4.5883%         $9.50        9/1/2009     $238,979.96   $605,622.13
-----------------------------------------------------------------------------------------------------------------------
     Phillip J. Carter              ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------
     Robert Milburn                40,000           4.5883%         $14.75      1/28/2009     $371,047.83   $940,308.05
                                   10,000           1.1471%         $9.50        9/1/2009      $59,744.99   $151,405.53
-----------------------------------------------------------------------------------------------------------------------
     Mary Jo Prigge                10,000           1.1471%         $9.50        9/1/2009      $59,744.99   $151,405.53
-----------------------------------------------------------------------------------------------------------------------
     Reid E. Simpson               40,000           4.5883%         $9.50        9/1/2009     $238,979.96   $605,622.13
-----------------------------------------------------------------------------------------------------------------------
     Richard Radi                   ---               ---            ---           ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------


(1) The options granted in 1999 are exercisable 25% on the first anniversary from the date of grant and 25% on each anniversary date of the grant for years two, three and four.

     (2) The Company granted options representing 871,775 shares to employees in 1999.
     (3) Option exercise price is determined as the close price on the date of grant.
     (4) The potential realizable value is calculated based on a ten year term of the option at its time of grant and is calculated by assuming that the price on the date of grant as determined by the Board of Directors appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

          AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999: This table sets forth information regarding exercise of options during 1999 by the Chief Executive Officer and the other Named Executive Officers. The "value realized" is based on the market price on the date of exercise, while the "value of unexercised in-the-money options at December 31, 1999" is based on the market price on that date.

     AGGREGATED OPTION EXERCISES IN 1999 AND DECEMBER 31, 1999 OPTION VALUES

---------------------------------------------------------------------------------------------------------------
                                                            Number of Securities         Value of Unexercised,
                                                           Underlying Unexercised       In-The-Money Options at
                                                           Options at 12/31/99 (#)          12/31/99 ($) (1)
---------------------------------------------------------------------------------------------------------------
                                  Shares
                               Acquired on   Value
               Name            Exercise (#)  Realized($) Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------
      David M. Phillips            ---          ---          46,250       68,750         $56,250       $168,750
---------------------------------------------------------------------------------------------------------------
      J. Laurence Costin, Jr.      ---          ---           7,500       22,500         $37,500       $112,500
---------------------------------------------------------------------------------------------------------------
      Githesh Ramamurthy          73,600      $598,000      167,250       97,750      $1,389,750       $615,950
---------------------------------------------------------------------------------------------------------------
      John Buckner                 ---          ---         ---          ---             ---            ---
---------------------------------------------------------------------------------------------------------------
      Blaine R. Ornburg            ---          ---          57,500       32,500        $333,750       $171,750
---------------------------------------------------------------------------------------------------------------
      Phillip J. Carter            ---          ---          12,500       37,500          $6,250        $18,750
---------------------------------------------------------------------------------------------------------------
      Robert Milburn               ---          ---         ---           50,000         ---           $171,250
---------------------------------------------------------------------------------------------------------------
      Mary Jo Prigge               ---          ---           7,500       32,500         $34,687       $180,312
---------------------------------------------------------------------------------------------------------------
      Richard Radi                 ---          ---             ---        7,500             ---        $37,500
---------------------------------------------------------------------------------------------------------------

     (1) Value of unexercised, in-the-money options based on a fair market value of Company Common Stock of $17.125 per share as of close of business December 31, 1999.

          EMPLOYMENT AGREEMENTS: The Company entered into employment agreements with each of Mr. Phillips, Mr. Buckner, Mr. Radi, Mr. Ciarrocchi, Mr. Ramamurthy, Mr. Ornburg, Mr. Carter, Mr. Simpson and Mr. Costin. Each of the agreements provides for the potential of an annual merit salary increase. Accordingly, the salaries set forth in each of the employment agreements may have been increased as a result of such merit increase. Mr. Phillips began 1999 with an employment agreement providing for an annual salary of $525,000 plus bonus. In July 1999 Mr. Phillips resigned as Chief Executive Officer and entered into a new employment agreement providing for an annual salary of $100,000 and up to an additional $200,000 in consulting fees that can be earned upon taking on special projects assigned to him by the Board. This agreement may be terminated by the Company upon the occurrence of any of various events described in the agreement. Mr. Buckner's employment with the Company terminated on April 15, 1999. Prior to his termination, Mr. Buckner's employment agreement provided for an annual salary of $250,000 plus bonus. Mr. Radi's employment with the Company terminated on November 30, 1999. Prior to his termination, Mr. Radi's employment agreement provided for an annual salary of $250,000 plus bonus. Mr. Ciarrocchi's employment with the Company terminated on November 30, 1999. Prior to his termination, Mr. Ciarrocchi's employment agreement provided for an annual salary of $200,000 plus bonus. Mr. Ramamurthy's employment agreement originally provided for an annual salary of $275,000 plus bonus, and terminates June 30, 2001. Mr. Ramamurthy has been promoted periodically since the date of his original contract and has received various merit raises. In connection with Mr. Ramamurthy's promotion to President and Chief Executive Officer in July 1999, Mr. Ramamurthy now earns an annual salary of $425,000 plus bonus. Mr. Ornburg's employment agreement provides for an annual salary of $200,000 plus bonus, and terminates June 30, 2001. Mr. Ornburg's 1999 salary was increased as a result of merit raises. Mr. Carter's employment agreement provides for an annual salary of $250,000 plus bonus and terminates June 30, 2003. Mr. Simpson's employment agreement provides for an annual salary of $235,000 plus bonus and terminates September 12, 2003. Mr. Costin has an employment agreement which originally provided for an annual salary of $230,000 plus bonus, and is renewable from year to year. Mr. Costin has received merit increases in his salary since the date of his original employment agreement. Messrs. Buckner's, Ramamurthy's, Carter's, and Ornburg's employment agreements each contain a non-compete and a change of control provision. Mr. Phillip's employment agreement contains a non-compete provision.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION: The members of the Compensation Committee in 1999 were Morgan W. Davis, Michael R. Eisenson, Thomas L. Kempner and Herbert S. Winokur, Jr. (who also served as its chairman). No member of the Compensation Committee was in 1999 or in any previous year an officer or employee of the Company or any of its subsidiaries. In 1999, Mr. Davis was granted 12,000 shares of Company stock valued at $12.75 per share on the date of issue as compensation for serving on the Board of Directors. No executive officer of the Company served as a director or member of the compensation committee of (i) another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1999.


ITEM 12

          COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
The following table sets forth information regarding persons known to the Company (based on information filed with the Securities and Exchange Commission) to be the beneficial owners of more than five percent of any class of the Company's voting securities as of April 20, 2000:

-------------------------------------------------------------------------------------------------------------------
                                NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF
        TITLE AND CLASS                      OWNER                   BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   White River Ventures, Inc.(2)             7,247,564                  31.4%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Capricorn Investors II, L.P.(3)           1,337,000                   5.8%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Michael R. Eisenson (5)                   7,247,564                  31.4%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Thomas L. Kempner (6)                     1,221,035                   5.3%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Dudley C. Mecum (7)                       1,337,000                   5.8%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Mark A. Rosen (5)                         7,247,564                  31.4%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Herbert S. Winokur, Jr. (7)               1,337,000                   5.8%
-------------------------------------------------------------------------------------------------------------------
  Common Stock                   Dr. Purnendu Chatterjee (4)               1,332,350                   5.8%
-------------------------------------------------------------------------------------------------------------------

     (1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to the securities.
     (2)  The address of White River Ventures, Inc., is c/o Charlesbank
          Capital Partners, 600 Atlantic Avenue, Boston, MA 02210.
     (3) Capricorn Investors II, L.P. is located at 30 East Elm Street, Greenwich, Connecticut 06830.
     (4) Dr. Purnendu Chatterjee is the beneficial owner of 1,332,350 shares (the "Chatterjee shares") of Common Stock. Of the Chatterjee shares, 666,250 are held by Winston Partners, L.P. ("Winston LP."), the general partner of which is Chatterjee Fund Management L.P. ("CFM"). Dr. Chatterjee is the general partner of Chatterjee Fund Management L.P. Of the remaining 667,100 Chatterjee shares, 333,550 are held by Winston Partners II, LDC ("Winston LDC"), and 333,550 are held by Winston Partners II, LLC ("Winston LLC"). Chatterjee Advisors LLC ("Chatterjee Advisors) is the manager of both Winston LDC and Winston LLC, and Dr. Chatterjee is the manager of Chatterjee Advisors. Dr. Chatterjee, Winston, L.P., CFM, Winston LLC and Chatterjee Advisors are each located at 888 Seventh Avenue, 30th Floor, New York, NY 10106. Winston LDC is located at Keya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles.

     (5) Mr. Eisenson and Mr. Rosen share voting and investment power over these shares with the other Managing Directors of Charlesbank Capital Partners, LLC. Charlesbank is the investment advisor to White River Ventures, Inc., the registered owner of the shares. Mr. Eisenson and Mr. Rosen have disclaimed beneficial interest in these shares.
     (6) Includes 397,559 shares of Common Stock held solely by Mr. Kempner; 396,147 shares of Common Stock held by Mr. Kempner and William A. Perlmuth in trust for the benefit of Mr. Kempner; 295,480 shares of Common Stock held by Mr. Kempner and Mr. Perlmuth in trust for the benefit of Alan H. Kempner Jr.; 54,489 shares of Common Stock owned solely by Mr. Kempner's wife, Nan Kempner; and 77,360 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000. Mr. Kempner shares both voting and investment power with Mr. Perlmuth over those shares which they hold in trust, and Mr. Kempner disclaims ownership of the shares held by his wife and the shares held in trust of which Alan H. Kempner Jr. is the beneficiary. Mr. Kempner disclaims beneficial ownership of 10,000 shares.
     (7) Includes 1,337,000 shares of Common Stock held by Capricorn Investors II, L.P. Mr. Mecum is General Partner with Capricorn Holdings, LLC, and Mr. Winokur is Managing General Partner of Capricorn Investors II, L.P.

The following table sets forth information regarding ownership of the Company's Common Stock as of April 20, 2000, by Directors, by each of the Named Executive Officers (as defined in "Compensation of Executive Officers") and by all Executive Officers and Directors as a group:

----------------------------------------------------------------------------------------------------------------------
                                                                        AMOUNT AND NATURE OF
        TITLE AND CLASS         NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Morgan W. Davis                                  12,000                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Michael R. Eisenson (12)                      7,247,564                   31.4%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Thomas L. Kempner (5)                         1,221,035                   5.3%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Dudley C. Mecum (6)                           1,337,000                   5.8%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          David M. Phillips (2)                           332,300                   1.4%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Mark A. Rosen (13)                            7,247,564                   31.4%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Michael R. Stanfield                                  0                     0
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Herbert S. Winokur, Jr. (7)                   1,337,000                   5.8%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Githesh Ramamurthy (3)                          444,450                   1.9%
----------------------------------------------------------------------------------------------------------------------
          Common Stock          J. Laurence Costin, Jr. (8)                     182,858                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          John Buckner (15)                                30,000                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Blaine R. Ornburg (4)                           110,250                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Phillip J. Carter (9)                            12,500                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Robert Milburn (11)                              10,200                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Mary Jo Prigge (10)                               7,500                     *
----------------------------------------------------------------------------------------------------------------------
          Common Stock          Reid E. Simpson                                       0                     0
----------------------------------------------------------------------------------------------------------------------
          Common Stock          All directors and executive                  10,929,907                   47.3%
                                officers as a group (17 persons)(14)
----------------------------------------------------------------------------------------------------------------------

     *    Less than one percent of the outstanding Common Stock
     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
     (2) Includes 126,000 shares of Common Stock held by Ruth Ann Phillips, Mr. Phillips' wife. Mr. Phillips disclaims beneficial ownership of the shares held by Ruth Ann Phillips, except to the extent of his pecuniary interests therein. Also includes 63,750 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within sixty (60) days of April 20, 2000. Also includes 11,750 shares held by the Jennifer Foundation, a trust of which Mr. Phillips is Trustee, and 1,000 shares held by another trust of which Mr. Phillips is the beneficiary.
     (3) Includes 167,250 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.
     (4) Includes 57,500 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.
     (5) Includes 397,559 shares of Common Stock held solely by Mr. Kempner; 396,147 shares of Common Stock held by Mr. Kempner and William A. Perlmuth in trust for the benefit of Mr. Kempner; 295,480 shares of Common Stock held by Mr. Kempner and Mr. Perlmuth in trust for the benefit of Alan H. Kempner Jr.; 54,489 shares of Common Stock owned solely by Mr. Kempner's wife, Nan Kempner; and 77,360 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000. Mr. Kempner shares both voting and investment power with Mr. Perlmuth over those shares which they hold in trust, and Mr. Kempner disclaims ownership of the shares held by his wife and the shares held in trust of which Alan H. Kempner Jr. is the beneficiary. Mr. Kempner disclaims beneficial ownership of 10,000 shares.
     (6) Includes 1,337,000 shares of Common Stock held by Capricorn Investors II, L.P. Mr. Mecum is General Partner with Capricorn Holdings, LLC.
     (7) Includes 1,337,000 shares of Common Stock held by Capricorn Investors II, L.P. Mr. Winokur is Managing General Partner of Capricorn Investors II, L.P.
     (8) Includes 7,500 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.
     (9) Includes 12,500 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.
     (10) Includes 7,500 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.

     (11) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding options which are exercisable within 60 days of April 20, 2000.
     (12) Mr. Eisenson shares voting and investment power over these shares with the other Managing Directors of Charlesbank Capital Partners, LLC. Charlesbank is the investment advisor to White River Ventures, Inc., the registered owner of the shares. Mr. Eisenson has disclaimed beneficial interest in these shares.
     (13) Mr. Rosen shares voting and investment power over these shares with the other Managing Directors of Charlesbank Capital Partners, LLC. Charlesbank is the investment advisor to White River Ventures, Inc., the registered owner of the shares. Mr. Rosen has disclaimed beneficial interest in these shares.
     (14) The aggregate number of shares listed as owned by the directors and executive officers as a group was calculated by adding the number of shares owned by each individual included in the chart, but not including more than once those shares whose ownership is shared by multiple persons.
     (15) Includes 25,000 shares of Common Stock acquirable upon exercise of a call option contract.


ITEM 13

          TRANSACTIONS WITH MANAGEMENT AND OTHERS: In June, 1999, the Company repurchased 500,000 shares from the David and Ruth Ann Phillips Charitable Trust at a price of $15 per share. Additionally, in 1999 the Compensation Committee deemed it to be in the best interest of the Company to issue 12,000 shares to Morgan W. Davis valued at $12.75 per share on the date of issue as additional compensation for serving on the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CCC INFORMATION SERVICES GROUP INC.


                                   By:  /s/ Githesh Ramamurthy
                                        -----------------------------
                                        Githesh Ramamurthy
                                        Chief Executive Officer

Date:  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


By:       /s/ Githesh Ramamurthy                            By:       /s/ Thomas L. Kempner
          -----------------------------                               -----------------------------
Name:     Githesh Ramamurthy                                Name:     Thomas L. Kempner
Title:    President and Chief Executive Officer             Title:    Director
          April 28, 2000                                              April 28, 2000


By:       /s/ Reid E. Simpson                               By:       /s/ Dudley C. Mecum
          -----------------------------                               -----------------------------
Name:     Reid E. Simpson                                   Name:     Dudley C. Mecum
Title:    Executive Vice President and Chief Financial      Title:    Director
          Officer                                                     April 28, 2000
          April 28, 2000

By:       /s/ Michael P. Devereux                           By:       /s/ Mark A. Rosen
          -----------------------------                               -----------------------------
Name:     Michael P. Devereux                               Name:     Mark A. Rosen
Title:    Senior Vice President of Finance and Chief        Title:    Director
          Accounting Officer                                          April 28, 2000
          April 28, 2000

By:       /s/ David M. Phillips                             By:       /s/ Michael R. Stanfield
          -----------------------------                               -----------------------------
Name:     David M. Phillips                                 Name:     Michael R. Stanfield
Title:    Chairman                                          Title:    Director
          April 28, 2000                                              April 28, 2000

By:       /s/ Morgan W. Davis                               By:       /s/ Herbert S. Winokur
          -----------------------------                               -----------------------------
Name:     Morgan W. Davis                                   Name:     Herbert S. Winokur
Title:    Director                                          Title:    Director
          April 28, 2000                                              April 28, 2000

By:       /s/ Michael R. Eisenson
          -----------------------------
Name:     Michael R. Eisenson
Title:    Director
          April 28, 2000