Form 10-Q
period 2000-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2000-05-15
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 12, 2000, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 22,184,945 shares.

                     CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                Page(s)
PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Interim Statement of Operations (Unaudited),                  3
                         Three Months Ended March 31, 2000 and  1999

                        Consolidated Interim Balance Sheet,                                        4
                         March 31, 2000 (Unaudited) and December 31, 1999

                        Consolidated Interim Statement of Cash Flows (Unaudited),                  5
                         Three Months Ended March 31, 2000 and 1999

                        Notes to Consolidated Interim Financial Statements (Unaudited)            6-9

Item 2.                 Management's Discussion and Analysis                                     10-11
                         of Results of Operations and Financial Condition


PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                          11

Item 2.                 Changes in Securities                                                      11

Item 3.                 Defaults Upon Senior Securities                                            11

Item 4.                 Submission of Matters to a Vote of Security Holders                        11

Item 5.                 Other Information                                                          11

Item 6.                 Exhibits and Reports on Form 8-K                                           12


SIGNATURES                                                                                         13

EXHIBIT INDEX                                                                                      14

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                       2000         1999
                                                                                     -------      -------
Revenues                                                                             $55,424      $49,909

Expenses:
   Production and customer support                                                    16,195       14,116
   Commissions, royalties and licenses                                                 3,397        4,460
   Selling, general and administrative                                                20,509       16,846
   Depreciation and amortization                                                       2,881        2,423
   Product development and programming                                                 5,967        5,745
                                                                                     -------      -------
Total operating expenses                                                              48,949       43,590
                                                                                     -------      -------
Operating income                                                                       6,475        6,319

Interest expense                                                                        (667)        (195)
Other income, net                                                                      4,377           39
                                                                                     -------      -------
Income before income taxes                                                            10,185        6,163

Income tax provision                                                                  (4,837)      (2,679)
                                                                                     -------      -------
Income before equity losses                                                            5,348        3,484

Equity in net losses of affiliates                                                      (813)      (4,495)
                                                                                     -------      -------
Net income (loss)                                                                      4,535       (1,011)

Dividends and accretion on mandatorily
  redeemable preferred stock                                                               -           (1)
                                                                                     -------      -------
Net income (loss) applicable to common stock                                         $ 4,535      $(1,012)
                                                                                     -------      -------
                                                                                     -------      -------
PER SHARE DATA

Income (loss) per common share - basic                                               $  0.20      $ (0.04)
                                                                                     -------      -------
                                                                                     -------      -------
Income (loss) per common share - diluted                                             $  0.20      $ (0.04)
                                                                                     -------      -------
                                                                                     -------      -------
Weighted average shares outstanding:
Basic                                                                                 22,149       23,720
Diluted                                                                               22,811       24,135


             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED INTERIM BALANCE SHEET
                                (IN THOUSANDS)

                                                                          March 31,      December 31,
                                                                            2000             1999
                                                                         -----------     ------------
                                                                         (Unaudited)
                               ASSETS
Cash                                                                      $    722         $  1,378
Accounts receivable (net of reserves of $2,752 (unaudited) and
   $3,975 at March 31, 2000 and December 31, 1999, respectively)            29,534           24,377
Other current assets                                                         6,056           11,546
                                                                          --------         --------
   Total current assets                                                     36,312           37,301

Property and equipment (net of accumulated depreciation
   of $42,462 (unaudited) and $40,278 at March 31, 2000
   and December 31, 1999, respectively)                                     18,652           17,807
Goodwill (net of accumulated amortization of $14,668 (unaudited) and
   $14,040 at March 31, 2000 and December 31, 1999, respectively)           15,928           16,358
Deferred income taxes                                                        6,529            6,719
Notes receivable                                                            13,677                -
Investment in affiliates                                                     2,374            3,402
Other assets                                                                 2,984            2,962
                                                                          --------         --------
   Total Assets                                                           $ 96,456         $ 84,549
                                                                          --------         --------
                                                                          --------         --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $ 33,895         $ 35,548
Income taxes payable                                                         4,419            1,188
Current portion of long-term debt                                              551              440
Deferred revenues                                                            5,369            3,993
                                                                          --------         --------
   Total current liabilities                                                44,234           41,169

Long-term debt                                                              25,483           24,685
Deferred revenues                                                              305              368
Other liabilities                                                            3,261            3,061
Minority interest in consolidated companies                                      5                5
                                                                          --------         --------
   Total Liabilities                                                        73,288           69,288
                                                                          --------         --------
Common stock ($0.10 par value, 20,000,000 shares authorized,
   22,266,013 (unaudited) and 21,991,826 shares issued and
   outstanding at March 31, 2000 and December 31, 1999, respectively)        2,577            2,549
Additional paid-in capital                                                 102,265           98,799
Accumulated deficit                                                        (41,184)         (45,719)
Accumulated other comprehensive loss                                          (187)             (65)
Treasury stock, at cost ($0.10 par value, 3,618,115 shares in treasury
   at March 31, 2000 (unaudited) and December 31, 1999                     (40,303)         (40,303)
                                                                          --------         --------
   Total stockholders' equity                                               23,168           15,261
                                                                          --------         --------
      Total Liabilities and Stockholders' Equity                          $ 96,456         $ 84,549
                                                                          --------         --------
                                                                          --------         --------

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

             CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                 (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     ---------------------
                                                                                       2000         1999
                                                                                     --------     --------
Operating activities:
Net income (loss)                                                                    $ 4,535      $ (1,011)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Gain on settlement of marketing agreement                                        (4,144)            -
     Equity in net losses of affiliates                                                  813         4,495
     Depreciation and amortization of property and equipment                           2,197         1,859
     Amortization of goodwill                                                            664           548
     Deferred income tax provision (benefit)                                             190           (85)
     Other, net                                                                         (117)          235
     Changes in:
       Accounts receivable, net                                                       (5,976)        3,701
       Other current assets                                                            1,071          (489)
       Other assets                                                                       23           (17)
       Accounts payable and accrued expenses                                          (2,176)          969
       Current income taxes                                                            4,547         2,061
       Deferred revenues                                                               1,313           720
       Other liabilities                                                                 (34)           (9)
                                                                                     -------      --------
         Net cash provided by operating activities                                     2,906        12,977
                                                                                     -------      --------
Investing activities:
   Capital expenditures                                                               (3,047)       (2,212)
   Purchase of investment securities                                                       -        (1,484)
   Proceeds from the sale of investment securities                                         -         1,484
   Investments                                                                        (3,602)         (964)
                                                                                     -------      --------
         Net cash used for investing activities                                       (6,649)       (3,176)
                                                                                     -------      --------
Financing activities:
   Principal repayments on long-term debt                                             (7,000)      (15,000)
   Proceeds from borrowings on long-term debt                                          8,000         4,000
   Proceeds from exercise of stock options                                             2,024           140
   Proceeds from employee stock purchase plan                                            154           209
   Payments to acquire treasury stock                                                      -          (148)
   Payments of accrued preferred stock dividends                                           -            (4)
   Other, net                                                                            (91)            -
                                                                                     -------      --------
         Net cash provided by (used for) financing activities                          3,087       (10,803)
                                                                                     -------      --------
Net decrease in cash                                                                    (656)       (1,002)

Cash:
   Beginning of period                                                                 1,378         1,526
                                                                                     -------      --------
   End of period                                                                     $   722      $    524
                                                                                     -------      --------
                                                                                     -------      --------
SUPPLEMENTAL DISCLOSURES:
   Cash paid:
     Interest                                                                           (551)         (322)
     Income taxes, net of refunds                                                       (100)         (702)


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

         As of March 31, 2000, White River Ventures Inc. ("White River") held approximately 33% of the total outstanding common stock of the Company. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2000 and 1999 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

         CHANGE IN ESTIMATE

         Effective January 1, 2000, the Company has modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced reserves by approximately $1.2 million. This amount is reflected in the consolidated interim statement of operations for the three month period ended March 31, 2000. Management believes that the new methodology provides for a more accurate valuation of the Company's accounts receivable balances.

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method computed as follows:

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 -------------------
                                                                                  2000         1999
                                                                                 ------       ------
Weighted average common shares outstanding:
   Shares attibutable to common stock outstanding                                22,149       23,720
   Shares attibutable to common stock equivalents outstanding                       662          415
                                                                                 ------       ------
                                                                                 22,811       24,135
                                                                                 ------       ------
                                                                                 ------       ------

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 -------------------
                                                                                  2000         1999
                                                                                 ------       ------
Net income (loss)                                                                $4,535       $(1,012)
Foreign currency translation adjustments                                           (122)          (27)
                                                                                 ------       -------
Comprehensive income (loss)                                                      $4,413       $(1,039)
                                                                                 ------       -------
                                                                                 ------       -------

NOTE 4 - NONCASH FINANCING ACTIVITIES

         In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the three months ended March 31, 2000 and 1999, these amounts totaled $1.3 million and $0.2 million, respectively.

NOTE 5 - INVESTMENT IN INSURQUOTE

         On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, is a provider of insurance rating information and software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provided the Company with the right to acquire additional shares of InsurQuote common stock and were exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock was redeemable in full at the end of five years from issuance, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock was initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, could increase its investment through additional purchases of common and preferred shares.

         In February 1998 and subsequently amended in March of 1999, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. In March 2000, the Company and InsurQuote entered into an agreement to terminate the marketing and sales agreement. As part of the termination agreement, the Company will receive $5.0 million, of which $4.5 million will be paid in the form of an unsecured, subordinated promissory note that matures in September 2002 and $0.5 million will be paid in cash in the second quarter of 2000. As a result of the termination agreement, the Company recorded a gain on the settlement of this marketing agreement of approximately $4.1 million which is included in other income in the consolidated interim statement of operations for the three month period ended March 31, 2000.

         The Company has accounted for its investment in InsurQuote on the equity method. Notwithstanding the Company's original 19.9% common stock equity share, the Company recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during that period. On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with a 19.0% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.7% and the Company

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ceased recording losses on its investment, unless it is determined that its remaining investment is impaired. The Company has not recorded any income tax benefit on the InsurQuote losses recorded in 1999 and 1998. At March 31, 2000 and March 31, 1999, the Company's remaining investment in InsurQuote was approximately $3.6 million and $3.7 million, respectively.

         On April 7, 2000, ChannelPoint, Inc., a leading e-commerce exchange services and technology platform provider for insurance and benefits companies, merged with InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its subordinated note from InsurQuote. The Company's securities in InsurQuote were exchanged for common stock in the combined entity, ChannelPoint, Inc. As a result of the merger, the Company now owns 5,064,723 shares, representing approximately 6.5% on a fully diluted basis, of ChannelPoint, Inc.'s common stock. In connection with these transactions, the Company's investment will be revalued to its fair market value, and the gain will be reflected in the consolidated interim statement of operations in the second quarter of 2000.

NOTE 6 - ENTERSTAND JOINT VENTURE

         On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest. The Subscription Agreement provides the Company with an option to purchase 85% of Hearst's shares of Enterstand at an agreed upon purchase price. The option is exercisable by the Company after one year from the date of the Subscription Agreement. The Company applies the equity method of accounting for its investment in Enterstand and recorded a charge of $0.8 million and $0.3 million for its 19.9% share of Enterstand's losses for the three months ended March 31, 2000 and 1999, respectively.

         On March 17, 2000, the Company and Hearst agreed to terms for an amendment to the Subscription Agreement. Under the terms of the amendment, both parties contributed additional funds to Enterstand to provide additional working capital. On March 20, 2000, the Company funded $0.5 million and Hearst funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst in connection with this transaction and would give the Company an 84.5% ownership in Enterstand if exercised.

         In addition, on March 31, 2000, the Company and Hearst loaned Enterstand $8.5 million and $1.5 million, respectively, and were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5 million of receivables from the joint venture were converted into the note receivable. These promissory notes mature in March 2005 and bear interest at 9%.

         Summary Enterstand financial information for the three months ended March 31, 2000 was as follows:

                                                 (IN THOUSANDS)
                                                 --------------
Revenues                                              $    -
                                                      ------
                                                      ------

Loss from operations                                  $4,082
                                                      ------
                                                      ------

Net loss                                              $4,082
                                                      ------
                                                      ------

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - BUSINESS SEGMENTS

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

         The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations (e.g. product development, management information systems, finance and administration) tasked with facilitating the performance of the revenue producing divisions. Divisional expenses represent principally salaries and related employee expenses directly related to the Division's activities. Each revenue division and support organization is led by a president or executive vice president that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing divisions and includes product development, management information systems and finance and administration costs.

                                                                                   INTERNET
                                          CCC         CONSUMER         CCC        BUSINESS-TO-   SHARED
                                          U.S.        SERVICES     INTERNATIONAL    BUSINESS     SERVICES    TOTAL
                                         --------      -------        -------       -------      -------   --------
THREE MONTHS ENDED MARCH 31, 2000
Net revenue                              $ 44,935      $ 7,744        $ 2,745       $     -                 $ 55,424
Expenses                                  (17,207)      (7,576)        (2,761)       (1,783)      (19,622)   (48,949)
                                         --------      -------        -------       -------      --------   --------
Operating income                           27,728          168            (16)       (1,783)      (19,622)     6,475
Equity in losses of affiliates                  -            -           (813)           -             -        (813)
                                         --------      -------        -------       -------      --------   --------
Division operating margin                $ 27,728      $   168        $  (829)      $(1,783)     $(19,622)  $  5,662
                                         --------      -------        -------       -------      --------   --------
                                         --------      -------        -------       -------      --------   --------
BALANCE AT MARCH 31, 2000
Accounts receivable, net                 $ 14,829      $10,442        $ 4,263       $     -      $      -   $ 29,534
                                         --------      -------        -------       -------      --------   --------
                                         --------      -------        -------       -------      --------   --------
THREE MONTHS ENDED MARCH 31, 1999
Net revenue                              $ 42,963      $ 6,681        $   265       $     -      $      -   $ 49,909
Expenses                                  (21,601)      (6,412)          (454)            -       (15,123)   (43,590)
                                         --------      -------        -------       -------      --------   --------
Operating income                           21,362          269           (189)            -       (15,123)     6,319
Equity in losses of affiliates             (4,167)           -           (328)            -             -     (4,495)
                                         --------      -------        -------       -------      --------   --------
Division operating margin                $ 17,195      $   269        $  (517)      $     -      $(15,123)  $  1,824
                                         --------      -------        -------       -------      --------   --------
                                         --------      -------        -------       -------      --------   --------
BALANCE AT MARCH 31, 1999
Accounts receivable, net                 $ 13,515      $ 5,523        $   473       $     -      $      -    $19,511
                                         --------      -------        -------       -------      --------   --------
                                         --------      -------        -------       -------      --------   --------


         During the quarters ended March 31, 2000 and 1999, substantially all revenues recognized in the CCC U.S. and Consumer Services Divisions were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

         The Company reported net income applicable to common stock of $4.5 million, or $0.20 per share on a diluted basis, for the three months ended March 31, 2000, versus a net loss of $(1.0) million, or $(0.04) per share on a diluted basis, for the same quarter last year.

         REVENUES. First quarter 2000 revenues of $55.4 million were $5.5 million, or 11.1%, higher than the same quarter last year. The increase in revenues was primarily due to continued growth in the Company's International and Consumer Services divisions. The acquisition of D.W. Norris in the third quarter of 1999 accounted for $2.0 million of the increase in revenues in the International division from the prior year. Consumer Services accounted for $1.1 million of the increase. In addition, the Company adjusted accounts receivable allowance reserves by approximately $1.2 million based on a detailed analysis of exposures and required reserves on an individual account basis in the accounts receivable.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $14.1 million, or 28.3% of revenues, to $16.2 million, or 29.2% of revenues. The year over year increase was due primarily to additional production and customer support related to the Consumer Services Division and the addition of D.W. Norris to the International Division.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $4.5 million, or 8.9% of revenues, to $3.4 million, or 6.1% of revenues. The commission decrease was a result of the CCC U.S. Division's conversion of a portion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of certain of its highly commissioned Dealer Services products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $16.8 million, or 33.8% of revenues, to $20.5 million, or 37.0%. Of this increase, approximately $1.5 million was due to costs associated with the Company's Internet Business-to-Business division projects and approximately $1.6 million was due to consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.4 million, or 4.9% of revenues, to $2.9 million, or 5.2% of revenues. The increase in dollars was mainly the result of an increase in goodwill amortization resulting from acquisitions occurring in late 1998 and 1999 and an increase in amortization of internal use software costs, primarily those relating to a new customer relationship management system installed in the third quarter of 1999.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $5.7 million, or 11.5% of revenues, to $6.0 million, or 10.8% of revenues. The increase in dollars was due to the Company's development efforts associated with the Company's Internet Business-to-Business division projects.

         INTEREST EXPENSE. Interest expense increased from $0.2 million in 1999 to $0.7 million in 2000. The increase from 1999 was due to borrowings in 1999 under the Company's bank credit facility. The increase in borrowings was mainly the result of the Company stock repurchase program and acquisitions.

         OTHER INCOME, NET. Other income, net increased from $39,000 in 1999 to $4.4 million in 2000. The increase from prior year was principally due to a $4.1 million gain recorded on the termination of the sales and marketing agreement between the Company and InsurQuote.

         INCOME TAXES. Income taxes increased from $2.7 million, or 43.5% of income before taxes, to $4.8 million, or 47.5% of income before taxes. The dollar increase and the rate increase were mainly attributable to higher pretax income.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

      EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $4.5 million in 1999 to $0.8 million in 2000. The results included $4.2 million in losses relating to InsurQuote for 1999, and $0.8 million and $0.3 million in losses relating to Enterstand for 2000 and 1999, respectively. The Company ceased recording the net losses of InsurQuote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, net cash provided by operating activities was $2.9 million. The Company applied $3.0 million to the purchase of equipment and software.

         Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, certain sections of this Form 10-Q contain forward-looking statements that involve certain degrees of risks and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the inherent uncertainty of the ultimate resolution of pending litigation, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the software development and information services industries
(including Internet-related businesses). Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August
16, 1996, the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000, and Amendment No. 1 on Form 10-K/A, filed with the Commission on April 28, 2000.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On or about March 27, 1998, a case entitled Gardner v. Allstate Indemnity Co., Civil Action No. CV-98-730-GR was filed in the Circuit Court of Montgomery County, Alabama. CCC is not named as a defendant in the case, and no relief is sought against CCC by the plaintiffs. In the Complaint, plaintiffs asserted claims against one of CCC's customers, Allstate Indemnity Co., for unjust enrichment and constructive trust and for breach of contract based on Allstate's use of an unidentified total loss valuation product. Allstate removed the case to the United States District Court for the Middle District of Alabama in April, 1998 (Gardner v. Allstate Indemnity Co., Civil Action 98-D-480-N). Plaintiffs moved for class certification on August 28, 1998. Plaintiffs' class certification motion was granted on April 28, 2000. Pursuant to the April 28, 2000 order, the district court certified a plaintiff class of all Alabama customers who, from March 26, 1992 through the time of final judgment in the case, (1) have been insured under or paid pursuant to an Allstate auto policy; (2) whose vehicles have been declared a total loss by Allstate; and (3) to whom Allstate has paid out a claim for a total loss adjusted based on CCC valuations. The parties are to submit a proposed class notice to the court by May 22, 2000. CCC understands that Allstate intends to file a motion for reconsideration of the class certification ruling and to defend the case vigorously.

        Autobody Software Solutions, Inc., initiated an arbitration against CCC before the American Arbitration Association (Autobody Software Solutions, Inc. v. CCC Information Services Inc., No. 51 117 00495 99). The arbitration arises out of two agreements that CCC entered into with Autobody: (1) an agreement to purchase all of Autobody's rights in a software program; and (2) an agreement to market that software program and to pay royalties to Autobody in exchange for Autobody's agreement to update and enhance the software program to make the program Y2K compliant and compatible with CCC's own Windows-based software.

        Autobody and certain individuals first filed a complaint in the United States District Court for the Northern District of California on November 19, 1998, asserting various claims and requesting declaratory and injunctive relief, and unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees, costs, and interest. On September 16, 1999, the district court denied the plaintiffs' motion for preliminary injunction and granted CCC's motion to compel arbitration. Autobody subsequently initiated arbitration proceedings against CCC on November 11, 1999, asserting claims for breach of contract, unfair competition, fraud and misappropriation of trade secrets. An arbitrator was initially selected by the parties in January, 2000; the parties subsequently agreed on the selection of a new arbitrator in April, 2000. The Arbitration is currently scheduled for trial in July, 2000.

        While Autobody's Demand for Arbitration purports to seek damages in excess of $11.5M, the demand is without any explanation or support. As discovery has just recently commenced, the Company is not aware of any basis for the relief sought. CCC intends to defend the action vigorously and has asserted its own claim for damages against Autobody for its breach and wrongful conduct. Specifically, CCC believes that Autobody's claims are barred by the terms of the agreements between the parties and by Autobody's own failure to upgrade and enhance the software program as required by the agreements.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's 1997 Annual Report on Form 10-K, Commission File Number 000-28600 on March 14, 1997)

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


             3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

            10.1 Amended and Restated Credit Facility Agreement between CCC Information Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

            10.2 Amended and Restated MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1,
                     1999)

            10.3 European Version of MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1,
                     1999)

            10.4     Stock Option Plan (incorporated herein by reference to
                     Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File Number 333-15207 filed October 31, 1996)

            10.5 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-67645 filed November 20, 1998)

            10.6 401(k) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-32139 filed on July 25, 1997)

            10.7 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-47205 filed on March 2, 1998)

            10.8 Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1998)

            10.9 Investment Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed on May 15, 1998)

           10.10 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1998)

           10.11 Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.11 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

           10.12 1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-8, Commission File Number 333-79983 filed on June 4,
                     1999)

           11        Statement Re: Computation of Per Share Earnings

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

Date: May 15, 2000                     CCC Information Services Group Inc.

                                       By:      /s/ Githesh Ramamurthy
                                                ------------------------
                                       Name:    Githesh Ramamurthy
                                       Title:   President and Chief Executive
                                                Officer



                                       By:      /s/ Reid E. Simpson
                                                ------------------------
                                       Name:    Reid E. Simpson
                                       Title:   Executive Vice President
                                                  and Chief Financial Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's 1997 Annual Report on Form 10-K, Commission File Number 000-28600 filed on March 14, 1997)

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

10.1 Amended and Restated Credit Facility Agreement between CCC Information Services Inc., LaSalle National Bank and the other financial institutions party thereto (incorporated herein by reference to Exhibit
         10.1 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

10.2 Amended and Restated MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

10.3 European Version of MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.3 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

10.4 Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File Number 333-15207 filed October 31, 1996)

10.5 1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-67645 filed November 20, 1998)

10.6 401(k) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File No. 333-32139 filed on July 25, 1997)

10.7     Employee Stock Purchase Plan (incorporated herein by reference to
         Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-47205 filed on March 2, 1998)

10.8 Securities Purchase Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1998)

10.9 Investment Agreement between Company and InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed on May 15, 1998)

10.10 Common Stock Warrant to purchase 440,350 shares of InsurQuote Systems Inc. dated February 10, 1998 (incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, Commission File No. 000-28600 filed on May 15, 1998)

10.11 Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.11 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)

10.12 1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-8, Commission File Number 333-79983 filed on June 4, 1999)

 11      Statement Re: Computation of Per Share Earnings

 27      Financial Data Schedule