Form 10-Q
period 2000-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2000-08-14
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 14, 2000, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 22,612,291 shares.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             Page(s)
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Interim Statement of Operations (Unaudited),
            Three Months and Six Months Ended June 30, 2000 and 1999             3

           Consolidated Interim Balance Sheet,
            June 30, 2000 (Unaudited) and December 31, 1999                      4

           Consolidated Interim Statement of Cash Flows (Unaudited),
            Six Months Ended June 30, 2000 and 1999                              5

           Notes to Consolidated Interim Financial Statements (Unaudited)     6-11

Item 2.    Management's Discussion and Analysis
            of Results of Operations and Financial Condition                 12-14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    15

Item 2.    Changes in Securities                                                16

Item 3.    Defaults Upon Senior Securities                                      16

Item 4.    Submission of Matters to a Vote of Security Holders                  16

Item 5.    Other Information                                                    16

Item 6.    Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                      17

EXHIBIT INDEX                                                                   18

                            CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                                          PART I. FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   (UNAUDITED)

                                                                          Three Months Ended              Six Months Ended
                                                                        ----------------------         ----------------------
                                                                               June 30,                       June 30,
                                                                        ----------------------         ----------------------
                                                                           2000         1999              2000          1999
                                                                        --------      --------         ---------    ---------
Revenues                                                                $ 51,265      $ 50,968         $ 106,689    $ 100,877

Expenses:
    Production and customer support                                       16,614        15,033            32,809       29,149
    Commissions, royalties and licenses                                    3,179         4,390             6,576        8,850
    Selling, general and administrative                                   22,012        22,186            42,521       39,032
    Depreciation and amortization                                          3,062         2,503             5,943        4,926
    Product development and programming                                    6,139         6,225            12,106       11,970
                                                                        --------      --------         ---------    ---------
Total operating expenses                                                  51,006        50,337            99,955       93,927
                                                                        --------      --------         ---------    ---------
Operating income                                                             259           631             6,734        6,950

Interest expense                                                            (755)         (186)           (1,422)        (381)
Other income, net                                                            225           189             4,602          228
Gain on exchange of investment securities                                 18,437             -            18,437            -
Equity in losses of ChoiceParts                                             (312)            -              (312)           -
                                                                        --------      --------         ---------    ---------
Income before income taxes                                                17,854           634            28,039        6,797

Income tax benefit (provision)                                             2,899           (58)           (1,938)      (2,737)
                                                                        --------      --------         ---------    ---------
Income before equity losses                                               20,753           576            26,101        4,060

Equity in net losses of affiliates                                        (3,496)         (501)           (4,309)      (4,996)
                                                                        --------      --------         ---------    ---------
Net income (loss)                                                         17,257            75            21,792         (936)

Dividends and accretion on mandatorily
    redeemable preferred stock                                                 -            (1)                -           (2)
                                                                        --------      --------         ---------    ---------
Net income (loss) applicable to common stock                            $ 17,257      $     74         $  21,792    $    (938)
                                                                        --------      --------         ---------    ---------
                                                                        --------      --------         ---------    ---------
PER SHARE DATA

Income (loss) per common share - basic                                  $   0.79      $      -         $    0.99    $   (0.04)
                                                                        --------      --------         ---------    ---------
                                                                        --------      --------         ---------    ---------
Income (loss) per common share - diluted                                $   0.78      $      -         $    0.97    $   (0.04)
                                                                        --------      --------         ---------    ---------
                                                                        --------      --------         ---------    ---------
Weighted average shares outstanding:
Basic                                                                     21,959        23,381            22,054       23,550
Diluted                                                                   22,113        23,685            22,479       23,910

                          The accompanying notes are an integral part of these
                                consolidated interim financial statements.

                           CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                                    CONSOLIDATED INTERIM BALANCE SHEET
                                              (IN THOUSANDS)

                                                                                            June 30,       December 31,
                                                                                              2000             1999
                                                                                          -----------     ------------
                                                                                         (Unaudited)
                                               ASSETS
Cash                                                                                     $     701         $  1,378
Accounts receivable (net of reserves of $2,974 (unaudited) and
    $3,975 at June 30, 2000 and December 31, 1999, respectively)                            27,399           24,377
Income taxes receivable                                                                      1,191                -
Other current assets                                                                         7,735           11,546
                                                                                          --------         --------
    Total current assets                                                                    37,026           37,301

Property and equipment (net of accumulated depreciation
    of $43,978 (unaudited) and $40,278 at June 30, 2000
    and December 31, 1999, respectively)                                                    22,007           17,807
Goodwill (net of accumulated amortization of $15,300 (unaudited) and
    $14,040 at June 30, 2000 and December 31, 1999, respectively)                           15,259           16,358
Deferred income taxes                                                                        5,126            6,719
Notes receivable                                                                             5,177                -
Investment in affiliates                                                                     5,110                -
Investments                                                                                 22,926            3,402
Other assets                                                                                 2,450            2,962
                                                                                          --------         --------
      Total Assets                                                                       $ 115,081         $ 84,549
                                                                                          --------         --------
                                                                                          --------         --------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                    $  33,651         $ 35,548
Income taxes payable                                                                             -            1,188
Current portion of long-term debt                                                              423              440
Deferred revenues                                                                            5,811            3,993
                                                                                          --------         --------
    Total current liabilities                                                               39,885           41,169

Long-term debt                                                                              39,441           24,685
Deferred revenues                                                                              234              368
Other liabilities                                                                            3,291            3,061
Minority interest in consolidated companies                                                      5                5
                                                                                          --------         --------
    Total Liabilities                                                                       82,856           69,288
                                                                                          --------         --------

Common stock ($0.10 par value, 40,000,000 shares authorized,
    21,606,561 (unaudited) and 21,991,826 shares issued and
    outstanding at June 30, 2000 and December 31, 1999, respectively)                        2,579            2,549
Additional paid-in capital                                                                 102,494           98,799
Accumulated deficit                                                                        (23,927)         (45,719)
Accumulated other comprehensive loss                                                          (383)             (65)
Treasury stock, at cost ($0.10 par value, 4,301,665 and 3,618,115 shares in
    treasury at June 30, 2000 (unaudited) and December 31, 1999, respectively)             (48,538)         (40,303)
                                                                                          --------         --------
    Total stockholders' equity                                                              32,225           15,261
                                                                                          --------         --------

        Total Liabilities and Stockholders' Equity                                       $ 115,081         $ 84,549
                                                                                          --------         --------
                                                                                          --------         --------

                           The accompanying notes are an integral part of these
                               consolidated interim financial statements.

                          CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                              CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                             (IN THOUSANDS)

                                               (UNAUDITED)

                                                                              Six Months Ended
                                                                        -------------------------
                                                                                  June 30,
                                                                        -------------------------
                                                                           2000           1999
                                                                        --------        --------
Operating activities:
Net income (loss)                                                       $ 21,792        $  (936)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Gain on exchange of investment securities                          (18,437)             -
      Gain on settlement of marketing agreement                           (3,644)             -
      Equity in net losses of affiliates                                   4,621          4,996
      Depreciation and amortization of property and equipment              4,560          3,768
      Amortization of goodwill                                             1,333          1,120
      Deferred income tax provision (benefit)                              1,593           (202)
      Other, net                                                            (299)           223
      Changes in:
        Accounts receivable, net                                          (3,841)          (603)
        Other current assets                                              (1,108)          (665)
        Other assets                                                         (24)           280
        Accounts payable and accrued expenses                             (2,470)         6,752
        Current income taxes                                              (1,066)        (1,281)
        Deferred revenues                                                  1,684            859
        Other liabilities                                                     (4)          (233)
                                                                        --------       --------
          Net cash provided by operating activities                        4,690         14,078
                                                                        --------       --------
Investing activities:
    Capital expenditures                                                  (8,779)        (4,135)
    Purchase of investment securities                                          -         (1,484)
    Proceeds from the sale of investment securities                            -          1,484
    Increase in long-term notes receivable                                (3,557)             -
    Investment in ChoiceParts                                             (1,420)             -
    Purchase of InsurQuote securities                                       (527)             -
    Investments                                                               -          (1,064)
                                                                        --------       --------
          Net cash used for investing activities                         (14,283)        (5,199)
                                                                        --------       --------
Financing activities:
    Principal repayments on long-term debt                               (14,261)       (23,000)
    Proceeds from borrowings on long-term debt                            29,000         25,000
    Proceeds from exercise of stock options                                2,096            814
    Proceeds from employee stock purchase plan                               316            401
    Payments to acquire treasury stock                                    (8,235)       (12,622)
    Issuance of treasury stock                                                 -            152
    Redemption of preferred stock, including accrued dividends                 -           (690)
                                                                        --------       --------
          Net cash provided by (used for) financing activities             8,916         (9,945)
                                                                        --------       --------
Net decrease in cash                                                      (677)        (1,066)

Cash:
    Beginning of period                                                    1,378          1,526
                                                                        --------       --------
    End of period                                                       $    701          $ 460
                                                                        --------       --------
                                                                        --------       --------
SUPPLEMENTAL DISCLOSURES:
    Cash paid:
      Interest                                                          $ (1,085)        $ (383)
                                                                        --------       --------
                                                                        --------       --------
      Income taxes, net of refunds                                      $ (1,415)      $ (4,218)
                                                                        --------       --------
                                                                        --------       --------

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

         As of June 30, 2000, White River Ventures Inc. ("White River") held approximately 33.5% of the total outstanding common stock of the Company. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 2000 and 1999 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission ("SEC").

         CHANGE IN ESTIMATE

         Effective January 1, 2000, the Company has modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced reserves by approximately $1.2 million. This amount is reflected in the consolidated interim statement of operations for the six month period ended June 30, 2000. Management believes that the new methodology provides for a more accurate valuation of the Company's accounts receivable balances.

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B, the second amendment to SAB 101, which has delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to have a material impact on the Company's consolidated results of operations or financial position.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                               Three Months             Six Months
                                              Ended June 30,          Ended June 30,
                                             ----------------       ------------------
                                              2000      1999           2000      1999
                                             ------   -------       -------    -------
                                                           (in thousands)
Net income (loss)                           $17,257   $  74          $21,792    $(938)
Foreign currency translation adjustments       (196)    (31)            (318)     (58)
                                            -------   -------       -------    -------
Comprehensive income (loss)                 $17,061   $  43          $21,474    $(996)
                                            -------   -------       -------    -------
                                            -------   -------       -------    -------

NOTE 5 - NONCASH FINANCING ACTIVITIES

         In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the six months ended June 30, 2000 and 1999, these amounts totaled $1.3 million and $0.5 million, respectively.

NOTE 6 - INVESTMENT IN INSURQUOTE

         On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, was a provider of insurance rating information and software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock. The warrants provided the Company with the right to acquire additional shares of InsurQuote common stock and were exercisable by the Company through February 10, 2008, subject to potential early termination provisions. The Series C preferred stock was redeemable in full at the end of five years from issuance, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock was initially convertible into one share of common stock at the option of the Company. Under the terms of the investment agreement, the Company, subject to certain conditions, could increase its investment through additional purchases of common and preferred shares.

         In February 1998 and subsequently amended in March of 1999, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. In March 2000, the Company and InsurQuote entered into an agreement to terminate the marketing and sales agreement. As part of the termination agreement, the Company received an unsecured, subordinated promissory note in the amount of $4.5 million that matures in September 2002 and bears interest at 7.5% and $0.5 million in cash in April 2000. As a result of the termination agreement, the Company recorded a gain on the settlement of this marketing agreement of approximately $4.1 million which was included in other income in the consolidated interim statement of operations for the six month period ended June 30, 2000.

         The Company accounted for its investment in InsurQuote on the equity method. Notwithstanding the Company's original 19.9% common stock equity share, the Company recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during that period. On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with a 19.0% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.7% and the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company ceased recording losses on its investment, unless its was determined that its remaining investment was impaired. The Company has not recorded any income tax benefit on the equity in InsurQuote losses recorded in 1999 and 1998.

         On April 7, 2000, ChannelPoint, Inc., an e-commerce exchange services and technology platform provider for insurance and benefits companies, acquired InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its $8.9 million subordinated note from InsurQuote. In addition, the Company invested $0.5 million in cash and converted $0.3 million in interest receivables associated with the $8.9 million subordinated note for additional common stock. The Company's securities in InsurQuote were then exchanged for common stock in the combined entity, ChannelPoint, Inc. ("ChannelPoint"). As a result of this transaction, the Company now owns 5,036,635 shares, representing approximately 6.6%, on a fully diluted basis, of ChannelPoint's common stock.

         In connection with the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment in ChannelPoint's common stock was recorded at its fair market value, and as a result, a gain was reflected in the consolidated interim statement of operations for the three and six months ended June 30, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. Prior to the end of the second quarter, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of the ChannelPoint common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated interim statement of operations for the three and six months ended June 30, 2000. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it largely represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the current carrying value of $22.7 million as of June 30, 2000.

NOTE 7 - ENTERSTAND JOINT VENTURE

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

         On March 17, 2000, the Company and Hearst agreed to terms for an amendment to the Subscription Agreement. Under the terms of the amendment, both parties contributed additional funds to Enterstand to provide additional working capital. On March 20, 2000, the Company funded $0.5 million and Hearst funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst in connection with this transaction and would give the Company an 84.5% ownership in Enterstand, if exercised.

         In addition, on March 31, 2000, the Company and Hearst loaned Enterstand $8.5 million and $1.5 million, respectively, which were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5 million of receivables from the joint venture were converted into the note receivable. These promissory notes mature in March 2005 and bear interest at 9%.

         The Company applies the equity method of accounting for its investment in Enterstand. Since the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. Notwithstanding the Company's current ownership percentage of 14.2%, for the three months ended June 30, 2000, the Company recorded 85% of Enterstand losses based on the Company's proportionate share of the total funding to Enterstand which occurred on March 31, 2000. The Company recorded a charge of $4.3 million and $0.8 million for its share of Enterstand's losses for the six months ended June 30, 2000 and 1999, respectively. The Company has not recorded any income tax benefit on the equity in Enterstand losses recorded since inception.

     Summary financial information for Enterstand for the three and six months ended June 30, 2000 was as follows:

                                         THREE MONTHS        SIX MONTHS
                                         ENDED JUNE 30,    ENDED JUNE 30,
                                             2000               2000
                                         -------------     --------------
                                                 (IN THOUSANDS)
                                                 --------------
              Revenues                  $         -           $       -
                                         -------------     --------------
                                         -------------     --------------
              Loss from operations      $    (4,012)          $  (8,094)
                                         -------------     --------------
                                         -------------     --------------
              Net loss                  $    (4,113)          $  (8,195)
                                         -------------     --------------
                                         -------------     --------------

NOTE 8 - INVESTMENT IN CHOICEPARTS

         On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with The Reynolds and Reynolds Company and Automatic Data Processing, Inc. ChoiceParts will serve as an electronic auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. On May 4, 2000, the Company invested approximately $1.4 million in ChoiceParts for a 27.5% equity interest. In addition, the Company has an additional commitment to fund $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.3 million for the period May 4, 2000 through June 30, 2000. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

     Summary financial information for ChoiceParts from the inception date May 4, 2000 through June 30, 2000 was as follows:

                                        (IN THOUSANDS)
                                        --------------
              Revenues                   $    2,350
                                        --------------
                                        --------------
              Loss from operations       $   (1,113)
                                        --------------
                                        --------------
              Net loss                   $   (1,135)
                                        --------------
                                        --------------

NOTE 9 - BUSINESS SEGMENTS

         SFAS No. 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments.

         The Company has four reportable segments: CCC U.S., Consumer Services, International and Drive Logic (formerly known as the Company's Internet Business-to-Business division). CCC U.S. sells products and services which assist its customers in managing total loss and repairable auto claims. Consumer Services sells products and services which provide complete outsourcing services on all aspects of the claims process. International offers products to help manage the claims process and settlement of repairable automobile claims

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in Europe. DriveLogic, formed in 1999 as an outgrowth of the CCC U.S. Division, is concentrating on developing products and services that will serve the automobile claims industry supply chain through the Internet.

         The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations (e.g. product development, management information systems, finance and administration) tasked with facilitating the performance of the revenue producing divisions. Divisional expenses represent principally salaries and related employee expenses directly related to the Division's activities. Each revenue division and support organization is led by a president or executive vice president that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level, divisional profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing divisions and include product development, management information systems and finance and administration costs.

         Financial information relating to each reportable segment was as follows (in thousands):

                                            CCC       CONSUMER         CCC          DRIVE       SHARED
                                            U.S.      SERVICES    INTERNATIONAL     LOGIC       SERVICES     TOTAL
                                        ---------    ---------    -------------   ---------    ---------    -------
SIX MONTHS ENDED JUNE 30, 2000
Net revenue                             $ 87,801     $ 14,530       $  4,358      $      -     $      -     $ 106,689
Expenses                                 (34,296)     (14,714)        (6,308)       (6,015)     (38,622)      (99,955)
                                        ---------    ---------    ----------      ---------    ---------    ---------
Operating income                          53,505         (184)        (1,950)       (6,015)     (38,622)        6,734
Gain on settlement of marketing
      agreement                            4,144            -              -             -            -         4,144
Gain on investment in ChannelPoint        18,487            -              -             -            -        18,487
Equity in losses of affiliates                 -            -         (4,309)         (312)           -        (4,621)
                                        ---------    ---------    ----------      ---------    ---------    ---------
Division operating margin               $ 76,136     $   (184)      $ (6,259)     $ (6,327)   $ (38,622)    $  24,744
                                        ---------    ---------    ----------      ---------    ---------    ---------
                                        ---------    ---------    ----------      ---------    ---------    ---------
BALANCE AT JUNE 30, 2000
Accounts receivable, net                $ 12,995     $ 10,881       $  3,523      $      -    $       -     $  27,399
                                        ---------    ---------    ----------      ---------    ---------    ---------
                                        ---------    ---------    ----------      ---------    ---------    ---------
SIX MONTHS ENDED JUNE 30, 1999
Net revenue                             $ 86,205     $ 13,698          $ 974      $      -    $       -     $ 100,877
Expenses                                 (44,360)     (13,257)        (1,194)            -      (35,116)      (93,927)
                                        ---------    ---------    ----------      ---------    ---------    ---------
Operating income                          41,845          441           (220)            -      (35,116)        6,950
Equity in losses of affiliates            (4,167)           -           (828)            -            -        (4,995)
                                        ---------    ---------    ----------      ---------    ---------    ---------
Division operating margin               $ 37,678     $    441       $ (1,048)     $      -    $ (35,116)    $   1,955
                                        ---------    ---------    ----------      ---------    ---------    ---------
                                        ---------    ---------    ----------      ---------    ---------    ---------
BALANCE AT JUNE 30, 1999
Accounts receivable, net                $ 16,614     $  6,360       $    841      $      -    $       -     $  23,815
                                        ---------    ---------    ----------      ---------    ---------    ---------
                                        ---------    ---------    ----------      ---------    ---------    ---------

     During the six months ended June 30, 2000 and 1999, substantially all revenues recognized in the CCC U.S. and Consumer Services Divisions were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

NOTE 10 - LEGAL PROCEEDINGS

         On or about July 18, 2000, a putative class action was filed in the Circuit Court of Cook County, Illinois, against CCC, The Hartford Financial Services Group, Inc., and Hartford Insurance Company of the Midwest. The case is captioned LEPIANE V. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST, AND CCC INFORMATION SERVICES INC., No. 00 CH 10545 (filed 07/18/00). The LEPIANE lawsuit was filed by a group of plaintiffs' attorneys, including several attorneys

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

who previously filed five other putative class action lawsuits in Cook County against CCC and various of its customers, as reported in the Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999. The plaintiff asserts substantially the same claims and seeks substantially the same relief as in those previously filed Cook County actions. CCC was only recently served with the complaint in the LEPIANE lawsuit. No other action has been taken in the case. On or about July 6, 2000, one of the previously filed Cook County lawsuits, KEILLER V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES INC., No. 99 CH 15485, was voluntarily dismissed without prejudice by the plaintiff.

         On or about June 16, 2000, a group of plaintiffs' attorneys filed two essentially identical putative state-wide class actions against CCC and certain of its customers in the State Court of Fulton County, Georgia. The cases are captioned MCGOWAN V. PROGRESSIVE CASUALTY INSURANCE CO., PROGRESSIVE INSURANCE CO., CCC INFORMATION SERVICES INC., AND DAVID PARHAM, CIVIL ACTION FILE NO. 00VS006525-J (06/16/00) AND DASHER V. ATLANTA CASUALTY COMPANY AND CCC INFORMATION SERVICES INC., Civil Action File No. 00VS006315-H (06/16/00). The plaintiff in each case alleges that his or her insurance company, using CCC's TOTAL LOSS valuation product, offered plaintiff an inadequate amount for his or her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable Georgia regulations. The plaintiff asserts various common law and statutory claims against the defendants. Plaintiff seeks unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses. CCC was only recently served with the complaints in these lawsuits. No other action has been taken in the cases.

         CCC is a defendant in an arbitration before the American Arbitration Association captioned AUTOBODY SOFTWARE SOLUTIONS, INC. V. CCC INFORMATION SERVICES INC., as reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. On June 5, 2000, the plaintiff increased its demand to in excess of $23 million. Plaintiff's demand purports to represent a projection of the revenue it would have received over the term of the agreement. CCC continues to believe that Autobody Software Solutions' ("Autobody") claims are barred by CCC's defenses and that its damage demand is insupportable. CCC also continues to pursue its own claims for damages against Autobody. The hearing in this arbitration, originally scheduled for July 2000, has been rescheduled to September 2000.

         CCC intends to vigorously defend all of the above-described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of the litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of these actions (or otherwise concludes that it is in CCC's best interests to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition, or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess their potential impact.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         The Company reported net income applicable to common stock of $17.3 million, or $0.78 per share on a diluted basis, for the three months ended June 30, 2000, versus net income of $0.1 million, or $0.00 per share on a diluted basis, for the same quarter last year.

         REVENUES. Second quarter 2000 revenues of $51.3 million were $0.3 million, or 0.6%, higher than the same quarter last year. The increase in revenues was primarily due to growth in the Company's International division. The acquisition of D.W. Norris in the third quarter of 1999 accounted for $0.9 million of the increase in revenues in the International division. Revenues for the CCC U.S. Division decreased due to lower conversion fees associated with the collision estimating seats from the same quarter last year and the sale of its Dealer Services business in the fourth quarter of 1999.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $15.0 million, or 29.5% of revenues, to $16.6 million, or 32.4% of revenues. The year over year increase was due primarily to customer support costs related to Consumer Services and the addition of D.W. Norris to the International Division, offset, in part, by a reduction related to the sale of the Dealer Services business.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $4.4 million, or 8.6% of revenues, to $3.2 million, or 6.2% of revenues. The commission decrease was a result of the CCC U.S. Division's conversion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of its highly commissioned Dealer Services products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative decreased from $22.2 million, or 43.6% of revenues, to $22.0 million, or 42.9% of revenues. The decrease was a result of compensation charges of $1.2 million as a result of a stock repurchase and reorganization charges of $0.8 million of CCC U.S.'s automotive services group in the second quarter of 1999. Offsetting this decrease, in part, was $3.4 million in costs associated with DriveLogic (formerly the Company's Internet Business-to-Business division).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.5 million, or 4.9% of revenues, to $3.1 million, or 6.0% of revenues. The increase was mainly the result of an increase in goodwill amortization resulting from the acquisition of D.W. Norris in the third quarter of 1999 and an increase in amortization of internal use software costs, primarily those relating to a new customer relationship management system installed in the third quarter of 1999.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $6.2 million, or 12.2% of revenues, to $6.1 million, or 12.0% of revenues. The slight decrease in dollars was due to lower development costs related to CCC U.S. Division products, offset, in part, by additional development costs of $0.8 million associated with DriveLogic .

         INTEREST EXPENSE. Interest expense increased from $0.2 million in 1999 to $0.8 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under the Company's bank credit facility. The increase in borrowings was mainly the result of the Company's stock repurchase program, acquisitions and funding to Enterstand.

         GAIN ON EXCHANGE OF INVESTMENT SECURITIES. The Company recorded a gain of approximately $18.4 million in connection with the exchange of its equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

         EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.3 million for the period May 4, 2000 through June 30, 2000 related to its share of the losses in ChoiceParts.

         INCOME TAXES. Income taxes decreased from a provision of $0.1 million, or 9.1% of income before taxes, to a benefit of $2.9 million, or 16.2% of income before taxes. The decrease reflected minimal tax

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

expense associated with the gain on exchange of investment securities and an adjustment to effect a lower effective tax rate expected for the full year.

      EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates increased from $0.5 million in 1999 to $3.5 million in 2000. The results reflected losses relating to Enterstand for 2000 and 1999, respectively, including the change in the percentage of losses recognized from 19.9% to 85%.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         The Company reported net income applicable to common stock of $21.8 million, or $0.97 per share on a diluted basis, for the six months ended June 30, 2000, versus a net loss of $(0.9) million, or $(0.04) per share on a diluted basis, for the same period last year.

         REVENUES. Revenues of $106.7 million were $5.8 million, or 5.8%, higher than the same period last year. The increase in revenues was primarily due to growth in the Company's International and Consumer Services divisions. The acquisition of D.W. Norris in the third quarter of 1999 accounted for $2.9 million of the increase in revenues in the International division from the prior year. Consumer Services accounted for $0.8 million of the increase. In addition, in the first quarter of 2000 the Company reduced accounts receivable allowance reserves by approximately $1.2 million based on a detailed analysis of exposures and required reserves on an individual account basis in the accounts receivable.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $29.1 million, or 28.9% of revenues, to $32.8 million, or 30.8% of revenues. The year over year increase was due primarily to customer support costs related to the Consumer Services Division and the addition of D.W. Norris to the International Division, offset, in part, by a reduction related to the sale of the Dealer Services business.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $8.9 million, or 8.8% of revenues, to $6.6 million, or 6.2% of revenues. The commission decrease was a result of the CCC U.S. Division's conversion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of its highly commissioned Dealer Services products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $39.0 million, or 38.7% of revenues, to $42.5 million of revenues, or 39.9%. Of this increase, approximately $4.9 million was due to costs associated with DriveLogic. This increase was offset by a decrease in compensation charges of $1.2 million as a result of a stock repurchase and $0.8 in reorganization costs of CCC U.S.'s automotive services group incurred in the second quarter of 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $4.9 million, or 4.9% of revenues, to $5.9 million, or 5.6% of revenues. The increase was mainly the result of an increase in goodwill amortization resulting from the acquisition of D.W. Norris in the third quarter of 1999 and an increase in amortization of internal use software costs, primarily those relating to a new customer relationship management system installed in the third quarter of 1999.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $12.0 million, or 11.8% of revenues, to $12.1 million, or 11.3% of revenues. The slight increase in dollars was due to additional development costs of $1.0 million associated with DriveLogic, offset, in part, by lower development costs related to CCC U.S. Division products.

         INTEREST EXPENSE. Interest expense increased from $0.4 million in 1999 to $1.4 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under the Company's bank credit facility. The increase in borrowings was mainly the result of the Company's stock repurchase program, acquisitions and funding to Enterstand.

         OTHER INCOME, NET. Other income, net increased from $0.2 million in 1999 to $4.6 million in 2000. The increase from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between the Company and InsurQuote.

         GAIN ON EXCHANGE OF INVESTMENT SECURITIES. The Company recorded a gain of approximately $18.4 million in connection with the exchange of its equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

         EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.3 million for the period May 4, 2000 through June 30, 2000 related to its share of the losses in ChoiceParts.

         INCOME TAXES. Income taxes decreased from $2.7 million, or 40.3% of income before taxes, to $1.9 million, or 6.9% of income before taxes. The decrease reflected minimal tax expense associated with the gain on exchange of investment securities and a decrease to the income tax provision based on a adjustment to lower the projected full year effective tax rate in the second quarter of 2000.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $5.0 million in 1999 to $4.3 million in 2000. The results included $4.2 million in losses relating to InsurQuote for 1999, and $4.3 million and $0.8 million in losses relating to Enterstand for 2000 and 1999, respectively, including the change in percentage of losses recognized from 19.9% to 85%. The Company ceased recording the net losses of InsurQuote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, net cash provided by operating activities was $4.7 million and net borrowings on the Company's credit facility were approximately $15 million. During that same period, the Company had capital expenditures of $8.8 million. In addition, the Company loaned Enterstand $8.5 million, of which $3.5 million was funded in cash, and invested approximately $1.4 million in ChoiceParts for a 27.5% equity interest. The Company also purchased 683,550 of its outstanding shares for $8.2 million.

         Management believes that cash flows from operations and the Company's credit facility will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, certain sections of this Form 10-Q contain forward-looking statements that involve certain degrees of risks and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the inherent uncertainty of the ultimate resolution of pending litigation, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the software development and information services industries (including Internet-related businesses). In addition, discussions concerning new business ventures, such as DriveLogic, are inherently uncertain. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996, the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000, and Amendment No. 1 on Form 10-K/A, filed with the Commission on April 28, 2000.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On or about July 18, 2000, a putative class action was filed in the Circuit Court of Cook County, Illinois, against CCC, The Hartford Financial Services Group, Inc., and Hartford Insurance Company of the Midwest. The case is captioned LEPIANE V. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST, AND CCC INFORMATION SERVICES INC., No. 00 CH 10545 (filed 07/18/00). The LEPIANE lawsuit was filed by a group of plaintiffs' attorneys, including several attorneys who previously filed five other putative class action lawsuits in Cook County against CCC and various of its customers, as reported in the Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999. The plaintiff asserts substantially the same claims and seeks substantially the same relief as in those previously filed Cook County actions. CCC was only recently served with the complaint in the LEPIANE lawsuit. No other action has been taken in the case. On or about July 6, 2000, one of the previously filed Cook County lawsuits, KEILLER V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES INC., No. 99 CH 15485, was voluntarily dismissed without prejudice by the plaintiff.

         On or about June 16, 2000, a group of plaintiffs' attorneys filed two essentially identical putative state-wide class actions against CCC and certain of its customers in the State Court of Fulton County, Georgia. The cases are captioned MCGOWAN V. PROGRESSIVE CASUALTY INSURANCE CO., PROGRESSIVE INSURANCE CO., CCC INFORMATION SERVICES INC., AND DAVID PARHAM, CIVIL ACTION FILE NO. 00VS006525-J (06/16/00) AND DASHER V. ATLANTA CASUALTY COMPANY AND CCC INFORMATION SERVICES INC., Civil Action File No. 00VS006315-H (06/16/00). The plaintiff in each case alleges that his or her insurance company, using CCC's TOTAL LOSS valuation product, offered plaintiff an inadequate amount for his or her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable Georgia regulations. The plaintiff asserts various common law and statutory claims against the defendants. Plaintiff seeks unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses. CCC was only recently served with the complaints in these lawsuits. No other action has been taken in the cases.

         CCC is a defendant in an arbitration before the American Arbitration Association captioned AUTOBODY SOFTWARE SOLUTIONS, INC. V. CCC INFORMATION SERVICES INC., as reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. On June 5, 2000, the plaintiff increased its demand to in excess of $23 million. Plaintiff's demand purports to represent a projection of the revenue it would have received over the term of the agreement. CCC continues to believe that Autobody Software Solutions' ("Autobody") claims are barred by CCC's defenses and that its damage demand is insupportable. CCC also continues to pursue its own claims for damages against Autobody. The hearing in this arbitration, originally scheduled for July 2000, has been rescheduled to September 2000.

         CCC intends to vigorously defend all of the above-described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of the litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of these actions (or otherwise concludes that it is in CCC's best interests to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition, or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess their potential impact.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Registrant was held on June 28, 2000.

         (b) The directors listed in the Registrant's Proxy Statement dated May 25, 2000, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

         Director                       For                 Withheld            Abstentions
         --------                       ---                 --------            -----------
         Morgan W. Davis             18,528,274             737,405                  0
         Michael R. Eisenson         18,531,178             734,501                  0
         Thomas L. Kempner           18,532,678             733,001                  0
         Dudley C. Mecum             18,537,178             728,501                  0
         Githesh Ramamurthy          18,530,837             734,842                  0
         Mark A. Rosen               18,527,178             738,501                  0
         Herbert S. Winokur          18,537,178             728,501                  0

         (c) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 19,230,900 for, 33,166 against, 1,613 withheld and 0 abstentions.

         (d) The Executive Management Group Stock Ownership Plan set forth in the Report of the Report of the Compensation Committee was approved. Voting by stockholders on the proposal was 12,615,822 for, 1,385,254 against, 6,906 withheld and 0 abstentions.

         (e) An increase to the number of authorized shares of Common Stock from 30,000,000 to 40,000,000 for use in the Company's 2000 Stock Incentive Plan and for other purposes that the Board of Directors deems appropriate. Voting by stockholders on the proposal was 13,138,269 for, 856,493 against, 13,221 withheld and 0 abstentions.

         (f) The amendment and restatement of the Company's 1997 Stock Option Plan (the "2000 Stock Incentive Plan") was approved. Voting by stockholders on the proposal was 13,090,806 for, 901,656 against, 15,521 withheld and 0 abstentions.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            10       2000 Stock Incentive Plan

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

Date: August 14, 2000          CCC Information Services Group Inc.

                               By:      /s/ Githesh Ramamurthy
                                      ----------------------------------------
                               Name:    Githesh Ramamurthy
                               Title:   President and Chief Executive Officer

                               By:      /s/ Reid E. Simpson
                                       ---------------------------------------
                               Name:    Reid E. Simpson
                               Title:   Executive Vice President
                                          and Chief Financial Officer

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX


10        2000 Stock Incentive Plan

11        Statement Re: Computation of Per Share Earnings

27        Financial Data Schedule