Form 10-Q
period 2000-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2000-11-14
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


                                       or


          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____


                        Commission File Number: 000-28600


                       CCC INFORMATION SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                54-1242469
     -------------------------------                ----------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

                           WORLD TRADE CENTER CHICAGO
                              444 MERCHANDISE MART
                             CHICAGO, ILLINOIS 60654
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (312) 222-4636
              ----------------------------------------------------
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


As of November 13, 2000, CCC Information Services Group Inc. common stock, par value $0.10 per share, outstanding was 21,695,268 shares.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                     Page(s)
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Interim Statement of Operations (Unaudited),
            Three Months and Nine Months Ended September 30, 2000 and 1999               3

          Consolidated Interim Balance Sheet,
            September 30, 2000 (Unaudited) and December 31, 1999                         4

          Consolidated Interim Statement of Cash Flows (Unaudited),
            Nine Months Ended September 30, 2000 and 1999                                5

          Notes to Consolidated Interim Financial Statements (Unaudited)              6-13

Item 2.   Management's Discussion and Analysis
            of Results of Operations and Financial Condition                         14-17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                          17-18

Item 2.   Changes in Securities                                                         18

Item 3.   Defaults Upon Senior Securities                                               18

Item 4.   Submission of Matters to a Vote of Security Holders                           18

Item 5.   Other Information                                                             18

Item 6.   Exhibits and Reports on Form 8-K                                              18


SIGNATURES                                                                              19

EXHIBIT INDEX                                                                           20

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                               THREE MONTHS              NINE MONTHS
                                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                            -------------------     ---------------------
                                                              2000        1999        2000         1999
                                                            -------     -------     --------     --------
Revenues                                                    $51,461     $51,649     $158,150     $152,526

Expenses:
     Production and customer support                         15,490      16,577       48,299       45,726
     Commissions, royalties and licenses                      2,620       3,858        9,196       12,708
     Selling, general and administrative                     24,078      19,421       66,599       58,453
     Depreciation and amortization                            3,261       2,589        9,204        7,515
     Product development and programming                      7,775       5,487       19,881       17,457
     Write-off of marketing license agreement                 2,701          --        2,701           --
     Litigation settlement                                    1,425          --        1,425           --
                                                            -------     -------     --------     --------
Total operating expenses                                     57,350      47,932      157,305      141,859
                                                            -------     -------     --------     --------
Operating income (loss)                                      (5,889)      3,717          845       10,667

Interest expense                                               (881)       (412)      (2,303)        (793)
Other income, net                                               148         175        4,750          403
Gain on exchange of investment securities                        --          --       18,437           --
Equity in losses of ChoiceParts                                (476)         --         (788)          --
                                                            -------     -------     --------     --------
Income (loss) before income taxes                            (7,098)      3,480       20,941       10,277

Income tax benefit (provision)                                3,153      (2,099)       1,215       (4,836)
                                                            -------     -------     --------     --------
Income (loss) before equity losses and minority interest     (3,945)      1,381       22,156        5,441
Equity in net losses of affiliates                           (3,657)       (814)      (7,966)      (5,810)
Minority share in net losses of subsidiaries                     --           1           --            1
                                                            -------     -------     --------     --------
Net income (loss)                                            (7,602)        568       14,190         (368)
Dividends and accretion on mandatorily
  redeemable preferred stock                                     --          --           --           (2)
                                                            -------     -------     --------     --------

Net income (loss) applicable to common stock                $(7,602)    $   568     $ 14,190     $   (370)
                                                            =======     =======     ========     ========
PER SHARE DATA

Income (loss) per common share - basic                      $ (0.35)    $  0.03     $   0.65     $  (0.02)
                                                            =======     =======     ========     ========
Income (loss) per commmon share - diluted                   $ (0.35)    $  0.03     $   0.64     $  (0.02)
                                                            =======     =======     ========     ========
Weighted average shares outstanding:
Basic                                                        21,613      22,429       21,906       23,172
Diluted                                                      21,613      22,670       22,221       23,478

              The accompanying notes are an integral part of these
                   consolidated interim financial statements

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             September 30,  December 31,
                                                                                 2000           1999
                                                                             -------------  ------------
                                                                              (Unaudited)
                                     ASSETS

Cash                                                                            $  1,978     $  1,378
Accounts receivable (net of reserves of $2,787 (unaudited) and
  $3,975 at September 30, 2000 and December 31, 1999, respectively)               25,751       24,377
Income taxes receivable                                                            4,428           --
Other current assets                                                               8,678       11,546
                                                                                --------     --------
     Total current assets                                                         40,835       37,301

Property and equipment (net of accumulated depreciation
  of $46,481 (unaudited) and $40,278 at September 30, 2000
  and December 31, 1999, respectively)                                            22,556       17,807
Goodwill (net of accumulated amortization of $16,039 (unaudited) and
  $14,040 at September 30, 2000 and December 31, 1999, respectively)              14,593       16,358
Deferred income taxes                                                              5,044        6,719
Notes receivable                                                                   5,263           --
Investment in affiliates                                                           1,411           --
Investments                                                                       23,007        3,402
Other assets                                                                       1,166        2,962
                                                                                --------     --------

     Total Assets                                                               $113,875     $ 84,549
                                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $ 42,899     $ 35,548
Income taxes payable                                                                  --        1,188
Current portion of long-term debt                                                    354          440
Deferred revenues                                                                  4,981        3,993
                                                                                --------     --------
     Total current liabilities                                                    48,234       41,169
Long-term debt                                                                    37,405       24,685
Deferred revenues                                                                    175          368
Other liabilities                                                                  3,325        3,061
Minority interest in consolidated companies                                            5            5
                                                                                --------     --------
     Total liabilities                                                            89,144       69,288
                                                                                --------     --------

Common stock ($0.10 par value, 40,000,000 shares authorized,
  21,626,344 (unaudited) and 21,991,826 shares issued and
  outstanding at September 30, 2000 and December 31, 1999, respectively)           2,580        2,549
Additional paid-in capital                                                       102,660       98,799
Accumulated deficit                                                              (31,529)     (45,719)
Accumulated other comprehensive loss                                                (442)         (65)
Treasury stock, at cost ($0.10 par value, 4,301,665 and 3,618,115 shares in
  treasury at September 30, 2000 and December 31, 1999, respectively)            (48,538)     (40,303)
                                                                                --------     --------
     Total stockholders' equity                                                   24,731       15,261
                                                                                --------     --------

          Total Liabilities and Stockholders' Equity                            $113,875     $ 84,549
                                                                                ========     ========

              The accompanying notes are an integral part of these
                   consolidated interim financial statements

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ---------------------
                                                                                  2000         1999
                                                                                --------     --------
Operating activities:
Net income (loss)                                                               $ 14,190     $   (368)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Gain on exchange of investment securities                                   (18,437)          --
     Gain on settlement of marketing agreement                                    (3,644)          --
     Equity in net losses of affiliates                                            8,754        5,810
     Depreciation and amortization of property and equipment                       7,048        5,695
     Amortization of goodwill                                                      1,999        1,741
     Deferred income taxes                                                         1,675        1,154
     Other, net                                                                     (342)         298
     Changes in:
          Accounts receivable, net                                                (2,273)        (903)
          Other current assets                                                    (2,051)      (2,253)
          Other assets                                                             1,209          327
          Accounts payable and accrued expenses                                    6,343       10,411
          Current income taxes                                                    (4,302)        (580)
          Deferred revenues                                                          795           15
          Other liabilities                                                           30         (564)
                                                                                --------     --------

               Net cash provided by operating activities                          10,994       20,783
                                                                                --------     --------

Investing activities:
     Capital expenditures                                                        (11,832)      (7,430)
     Purchase of investment securities                                                --       (1,484)
     Proceeds from the sale of investment securities                                  --        1,484
     Increase in long-term notes receivable                                       (3,592)          --
     Investment in ChoiceParts                                                    (1,420)          --
     Purchase of InsurQuote securities                                              (527)          --
     Investments                                                                      --       (6,255)
                                                                                --------     --------
          Net cash used for investing activities                                 (17,371)     (13,685)
                                                                                --------     --------

Financing activities:
     Principal repayments on long-term debt                                      (20,366)     (27,000)
     Proceeds from borrowings on long-term debt                                   33,000       42,000
     Proceeds from exercise of stock options                                       2,104        1,398
     Proceeds from employee stock purchase plan                                      474          588
     Payments to acquire treasury stock                                           (8,235)     (24,035)
     Issuance of treasury stock                                                       --          152
     Redemption of preferred stock, including accrued dividends                       --         (690)
     Other, net                                                                       --            8
                                                                                --------     --------
          Net cash provided by (used for) financing activities                     6,977       (7,579)
                                                                                --------     --------
Net increase (decrease) in cash                                                      600         (481)

Cash:
     Beginning of period                                                           1,378        1,526
                                                                                --------     --------
     End of period                                                              $  1,978     $  1,045
                                                                                ========     ========
Supplemental Disclosures:
     Cash paid:
          Interest                                                              $  1,879     $    643
                                                                                ========     ========
          Income taxes, net of refunds                                          $  1,418     $  4,259
                                                                                ========     ========

              The accompanying notes are an integral part of these
                   consolidated interim financial statements

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

     As of September 30, 2000, White River Ventures Inc. ("White River") held approximately 33.5% of the total outstanding common stock of the Company. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 2000 and 1999 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission ("SEC").

     CHANGE IN ESTIMATE

     Effective January 1, 2000, the Company has modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced reserves by approximately $1.2 million in the first quarter of 2000. This amount is reflected in the consolidated interim statement of operations for the nine month period ended September 30, 2000. Management believes that the new methodology provides for a more accurate valuation of the Company's accounts receivable balances.

     PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three months ended September 30, 2000, 2.6 million common stock equivalents were not included in the diluted computation because the common stock equivalents would have been antidilutive for the period.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

     The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                                               THREE MONTHS           NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000         1999
                                                            -------      ----     --------      -----
                                                                       (IN THOUSANDS)
     Net income (loss)                                      $(7,602)     $568     $ 14,190      $(368)
     Foreign currency translation adjustments                   (59)       67         (377)         9
                                                            -------      ----     --------      -----
     Comprehensive income (loss)                            $(7,661)     $635     $ 13,813      $(359)
                                                            =======      ====     ========      =====

NOTE 5 - NONCASH FINANCING ACTIVITIES

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in capital for the tax benefit of stock options exercised. During the nine months ended September 30, 2000 and 1999, these amounts totaled $1.3 million and $0.5 million, respectively.

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

     In February 1998 and subsequently amended in March of 1999, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. In March 2000, the Company and InsurQuote entered into an agreement to terminate the marketing and sales agreement. As part of the termination agreement, the Company received an unsecured, subordinated promissory note in the amount of $4.5 million that matures in September 2002 and bears interest at 7.5% and received cash of $0.5 million in April 2000. As a result of the termination agreement, the Company recorded a gain on the settlement of this marketing agreement of approximately $4.1 million in the first quarter 2000 and was included in other income in the consolidated interim statement of operations for the nine month period ended September 30, 2000.

     The Company accounted for its investment in InsurQuote on the equity method. Notwithstanding the Company's original 19.9% common stock equity share, the Company recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during that period. On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with a 19.0% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.7% and the Company ceased recording losses on its investment, unless its was determined that its remaining investment was impaired. The Company has not recorded any income tax benefit on the equity in InsurQuote losses

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded in 1999 and 1998.

     On April 7, 2000, ChannelPoint, Inc., an e-commerce exchange services and technology platform provider for insurance and benefits companies, acquired InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its $8.9 million subordinated note from InsurQuote. In addition, the Company invested $0.5 million in cash and converted $0.3 million in interest receivables associated with the $8.9 million subordinated note for additional common stock. The Company's securities in InsurQuote were then exchanged for common stock in the combined entity, ChannelPoint, Inc. ("ChannelPoint"). As a result of this transaction, the Company now owns 5,036,635 shares, representing approximately 6.0%, on a fully diluted basis, of ChannelPoint's common stock.

     In connection with the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain was reflected in the consolidated interim statement of operations for the nine months ended September 30, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been another than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated interim statement of operations for the nine months ended September 30, 2000. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it largely represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the current carrying value of $22.7 million as of September 30, 2000.

NOTE 7 - ENTERSTAND JOINT VENTURE

     On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest. The Subscription Agreement provides the Company with an option to purchase 85.0% of Hearst's shares of Enterstand at an agreed upon purchase price. The option is exercisable by the Company after one year from the date of the Subscription Agreement.

     On March 17, 2000, the Company and Hearst agreed to terms for an amendment to the Subscription Agreement. Under the terms of the amendment, both parties contributed additional funds to Enterstand to provide additional working capital. On March 20, 2000, the Company funded $0.5 million and Hearst funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option under the Subscription Agreement was adjusted to include a right to purchase 78.0% of the shares issued to Hearst in connection with this transaction and would give the Company an 84.5% ownership in Enterstand, if exercised.

     In addition, on March 31, 2000, the Company and Hearst loaned Enterstand $8.5 million and $1.5 million, respectively, which were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5.0 million of receivables from Enterstand were converted into the note receivable. These promissory notes mature in March 2005 and bear interest at 9.0%.

     The Company applies the equity method of accounting for its investment in Enterstand. Since the inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. Notwithstanding the Company's current ownership percentage of 14.2%, for the period April 1, 2000 through September 30, 2000, the Company has recorded 85.0% of Enterstand losses based on the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's proportionate share of the total funding to Enterstand which occurred on March 31, 2000. The Company recorded a charge of $8.0 million and $1.6 million for its share of Enterstand's losses for the nine months ended September 30, 2000 and 1999, respectively. The Company has not recorded any income tax benefit on the equity in Enterstand losses recorded since inception.

     Summary financial information for Enterstand for the three and nine months ended September 30, 2000 was as follows:

                                                    THREE MONTHS        NINE MONTHS
                                                ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                         2000              2000
                                                -------------------  -------------------
                                                              (IN THOUSANDS)
     Revenues                                          $    --           $     --
                                                       =======           ========
     Loss from operations                              $(4,053)          $(12,147)
                                                       =======           ========
     Net loss                                          $(4,303)          $(12,498)
                                                       =======           ========

NOTE 8 - INVESTMENT IN CHOICEPARTS

     On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with The Reynolds and Reynolds Company and Automatic Data Processing, Inc. ChoiceParts will serve as an online auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. On May 4, 2000, the Company invested approximately $1.4 million in ChoiceParts for a 27.5% equity interest. In addition, the Company has a commitment to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.5 million and $0.8 million for the three month period ended September 30, 2000 and for the period May 4, 2000 through September 30, 2000, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

     Summary financial information for ChoiceParts for the three month period ended September 30, 2000 and from inception date May 4, 2000 through September 30, 2000 was as follows:

                                                    THREE MONTHS        NINE MONTHS
                                                ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                         2000              2000
                                                -------------------  -------------------
                                                              (IN THOUSANDS)
     Revenues                                          $ 3,643           $ 5,993
                                                       =======           =======
     Loss from operations                              $(1,857)          $(2,970)
                                                       =======           =======
     Net loss                                          $(1,730)          $(2,865)
                                                       =======           =======

NOTE 9 - INVESTMENT IN INFO4CARS

     On December 23, 1999, the Company sold certain net assets related to its Dealer Services products to Info4cars.com Inc., a provider of used car buying information to consumers and auto dealers ("Info4cars") in exchange for a note receivable of $0.6 million and common stock representing a 9.0% interest in Info4cars. During 2000, Info4cars failed to make interest payments due and payable to the Company under the terms of the note on February 1, May 1, and August 1. In September 2000, the Company and Info4cars agreed to amend the principal amount and terms of repayment of the note receivable (the "Amended Note"). The Amended Note includes the past due interest payments owed to the Company on the original note, matures in May 2003 and bears interest at the Prime Rate. In addition, the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company converted its common stock into shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"). As holders of the Series A Preferred Stock, the Company is entitled to receive, when and as declared by the board of directors of Info4cars, cash dividends at the rate of 8.0% of the original issue price per annum on each outstanding share of Series A Preferred Stock.

NOTE 10 - MARKETING LICENSE AGREEMENT

     In September 2000, the Company determined that certain prepaid marketing license fees paid to a third party related to the Company's shop management products were impaired based on an analysis of future revenue and profitability streams. The Company recorded a charge of $1.9 million in connection with the write-off of this asset. In addition, certain contractual committed consulting fees and development expenses of $0.8 million related to this third party have also been recorded and included in the consolidated statement of operations for the three and nine months ended September 30, 2000.

NOTE 11- LITIGATION SETTLEMENT

     CCC was a defendant in an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc., as reported in the Quarterly Reports on form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties have settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC has paid the Plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice. In connection with this settlement, the Company has recorded and included a charge of $1.4 million in the consolidated statement of operations for the three and nine months ended September 30, 2000.

NOTE 12 - BUSINESS SEGMENTS

     Statement of Financial Accounting Standard No. 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments.

     The Company has four reportable segments: CCC U.S., Consumer Services, CCC International and Drive Logic (formerly described as the Company's Internet Business-to-Business division). CCC U.S. sells products and services that assist its customers in managing total loss and repairable auto claims. Consumer Services sells products and outsourcing services to the private passenger automobile industry, including policy underwriting, fulfillment services and claims processing. International offers products to help manage the claims process and settlement of repairable automobile claims in Europe. DriveLogic, formed in 1999 as an outgrowth of the CCC U.S. Division, is focused on providing Internet and wireless-enabled technology solutions to the auto claims and collision repair industries.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Financial information relating to each reportable segment was as follows (in thousands):

                                                     CCC         CONSUMER        CCC                       SHARED
                                                     U.S.        SERVICES   INTERNATIONAL  DRIVELOGIC     SERVICES        TOTAL
                                                  ---------      --------   -------------  ----------     --------      ---------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net revenue                                       $  43,887      $  5,679      $ 1,895      $     --      $     --      $  51,461
Expenses:
     Operating expenses                             (17,212)       (6,582)      (2,841)       (5,197)      (21,392)       (53,224)
     Write-off of marketing
       license agreement                             (2,701)           --           --            --            --         (2,701)
     Litigation settlement                           (1,425)           --           --            --            --         (1,425)
                                                  ---------      --------   -------------  ----------     --------      ---------

Operating income (loss)                              22,549          (903)        (946)       (5,197)      (21,392)        (5,889)
Equity in losses of affiliates                           --            --       (3,657)         (476)           --         (4,133)
                                                  ---------      --------   -------------  ----------     --------      ---------
Division operating margin                         $  22,549      $   (903)     $(4,603)     $ (5,673)     $(21,392)     $ (10,022)
                                                  ---------      --------   -------------  ----------     --------      ---------

THREE MONTHS ENDED SEPTEMBER 30, 1999
Net revenue                                       $  42,954      $  7,031      $ 1,664      $     --      $     --      $  51,649
Expenses                                            (21,951)       (7,584)      (1,830)           --       (16,567)       (47,932)
                                                  ---------      --------   -------------  ----------     --------      ---------
Operating income (loss)                              21,003          (553)        (166)           --       (16,567)         3,717
Equity in losses of affiliates                           --            --         (814)           --            --           (814)
                                                  ---------      --------   -------------  ----------     --------      ---------
Division operating margin                         $  21,003      $   (553)     $  (980)     $     --      $(16,567)     $   2,903
                                                  =========      ========   =============  ==========     ========      =========

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net revenue                                       $ 131,688      $ 20,209      $ 6,253      $     --      $     --      $ 158,150
Expenses:
      Operating expenses                            (51,508)      (21,296)      (9,149)      (11,212)      (60,014)      (153,179)
      Write-off of marketing
        license agreement                            (2,701)           --           --            --            --         (2,701)
      Litigation settlement                          (1,425)           --           --            --            --         (1,425)
                                                  ---------      --------   -------------  ----------     --------      ---------

Operating income (loss)                              76,054        (1,087)      (2,896)      (11,212)      (60,014)           845
Gain on settlement of marketing agreement             4,144            --           --            --            --          4,144
Gain on exchange of investment securities            18,437            --           --            --            --         18,437
Equity in losses of affiliates                           --            --       (7,966)         (788)           --         (8,754)
                                                  ---------      --------   -------------  ----------     --------      ---------
Division operating margin                         $  98,635      $(1,087)      $(10,862)    $(12,000)     $(60,014)     $  14,672
                                                  =========      ========   =============  ==========     ========      =========

BALANCE AT SEPTEMBER 30, 2000
Accounts receivable, net                          $  15,654      $  7,056      $ 3,041      $     --      $     --      $  25,751
                                                  =========      ========   =============  ==========     ========      =========

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net revenue                                       $ 129,159      $ 20,729      $ 2,638      $     --      $     --      $ 152,526
Expenses                                            (66,311)      (20,841)      (3,024)           --       (51,683)      (141,859)
                                                  ---------      --------   -------------  ----------     --------      ---------

Operating income (loss)                              62,848          (112)        (386)           --       (51,683)        10,667
Equity in losses of affiliates                       (4,167)           --       (1,643)           --            --         (5,810)
                                                  ---------      --------   -------------  ----------     --------      ---------
Division operating margin                         $  58,681      $   (112)     $(2,029)     $     --      $(51,683)     $   4,857
                                                  =========      ========   =============  ==========     ========      =========

BALANCE AT SEPTEMBER 30, 1999
Accounts receivable, net                          $  14,196      $  8,587      $ 5,042      $     --      $     --      $  27,825
                                                  =========      ========   =============  ==========     ========      =========

     During the nine months ended September 30, 2000 and 1999, substantially all revenues recognized in the CCC U.S. and Consumer Services Divisions were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - LEGAL PROCEEDINGS

     On or about August 2, 2000, a putative statewide class action was filed in the State Court of Fulton County, Georgia, against CCC and State Farm Mutual Automobile Insurance Company. The case is captioned Mary A. Walker v. State Farm Mutual Automobile Insurance Company and CCC Information Services, Inc., Civil Action File No. 00VS007964-C ("Walker"). The Walker lawsuit was filed by a group of plaintiffs' attorneys who previously filed two putative class actions against CCC and various of its customers in Fulton County State Court, as reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000. The plaintiff asserts substantially the same claims and seeks substantially the same relief as in those previously filed Fulton County actions. CCC has filed an answer denying the substance of the plaintiffs' claims. No other action has been taken in the cases.

     On or about August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. The case is captioned Roy Whitworth et al. v. Nationwide Mutual Insurance Company and CCC Information Services, Inc., Case No. 00CV H08 6980 ("Whitworth"). The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed three putative class actions against CCC and various of its customers in Fulton County State Court, as reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000 and above. The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's Total Loss valuation product provides values that do not comply with applicable regulations in Ohio and thirteen other states. CCC has filed a motion to dismiss the plaintiffs' claims. No other action has been taken in the case.

     On or about October 23, 2000, an amended complaint was filed by the plaintiff in the State Court of Fulton County, Georgia, in the matter of McGowan
v. Progressive Casualty Insurance Co., Progressive Insurance Co., CCC Information Services Inc., and David Parham, Civil Action File No. 00VS006525-J, which matter was reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000. The allegations of the amended complaint are substantially identical to the original complaint, except that the plaintiff now seeks to represent a nationwide class rather than a statewide class. Plaintiff also seeks to represent a similar statewide sub-class under the Georgia RICO statute.

     On or about August 23, 2000, a putative statewide class action was filed in the Circuit Court for Hillsborough County, Florida, against CCC and USAA Casualty Insurance Company. The lawsuit is captioned Peter Sintes et al. v. USAA Casualty Insurance Company and CCC Information Services, Inc., Case No. 00-006308 ("Sintes"). Plaintiffs allege that USAA contracted with CCC to provide valuations of "total loss" vehicles and that CCC supplied valuations that were intentionally below the actual fair market value of the insured vehicle. The plaintiffs assert various common law claims against USAA seeking unspecified damages. The plaintiffs also assert a single claim for injunctive relief against USAA and CCC. Plaintiffs also request an award of pre- and post-judgment interest and an award of attorneys' fees, litigation expenses and costs. The group of plaintiffs' attorneys who filed the Sintes case includes several attorneys who have previously filed similar cases against CCC and various of its customers in the Circuit Court of Cook County, Illinois. CCC was only recently served with the complaint. No other action has been taken in the case.

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

     CCC was a defendant in an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc., as reported in the Quarterly Reports on form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties have settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC has paid the Plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company reported a net loss applicable to common stock of $7.6 million, or $(0.35) per share on a diluted basis, for the three months ended September 30, 2000, versus net income of $0.6 million, or $0.03 per share on a diluted basis, for the same quarter last year.

     REVENUES. Third quarter 2000 revenues of $51.5 million were $0.2 million lower than the same quarter last year. Revenues for CCC U.S. Division increased $1.0 million, or 2.2%, from 1999. Additionally, CCC International revenues increased $0.2 million, or 13.9%, principally due to revenues from the acquisition of D.W. Norris in the third quarter of 1999. These increases were offset, in part, by a decrease of $1.4 million in Consumer Services revenues.

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $16.6 million, or 32.1% of revenues, to $15.5 million, or 30.1% of revenues. The year over year decrease was due primarily to customer support costs related to Consumer Services and a reduction related to the sale of the Dealer Services business. This decrease was offset, in part, by the addition of D.W. Norris to the International Division in the fourth quarter of 1999.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $3.9 million, or 7.5% of revenues, to $2.6 million, or 5.1% of revenues. The commission decrease was a result of the CCC U.S. Division's conversion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of its highly commissioned Dealer Services products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $19.4 million, or 37.6% of revenues, to $24.1 million, or 46.8% of revenues. The increase was a result of $3.0 million in costs associated with DriveLogic (formerly described as the Company's Internet Business-to-Business division). In addition, legal fees incurred in connection with various legal matters increased $1.0 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.6 million, or 5.0% of revenues, to $3.3 million, or 6.3% of revenues. The increase was mainly the result of an increase in goodwill amortization resulting from the acquisition of D.W. Norris in the third quarter of 1999 and an increase in amortization of internal use software costs.

     PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $5.5 million, or 10.6% of revenues, to $7.8 million, or 15.1% of revenues. The increase in dollars was due to higher development costs of $2.1 million associated with DriveLogic.

     WRITE-OFF OF MARKETING LICENSE AGREEMENT. The Company determined that certain prepaid marketing fees paid to a third party related to the Company's shop management products were impaired based on an analysis of future revenue and profitability streams. The Company recorded a charge of $1.9 million in connection with the write-off of this asset. In addition, certain contractual committed consulting fees and development expenses of $0.8 million related to this third party have also been recorded in the third quarter of 2000.

     LITIGATION SETTLEMENT. The Company recorded a charge of $1.4 million in the third quarter of 2000 related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc.

     INTEREST EXPENSE. Interest expense increased from $0.4 million in 1999 to $0.9 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under the Company's bank credit facility. The increase in borrowings was mainly the result of the Company's stock repurchase program, acquisitions, funding to Enterstand and startup costs for DriveLogic.

     EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.5 million for the three months ended September 30, 2000 related to its share of the losses in ChoiceParts.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

     INCOME TAXES. Income taxes decreased from a provision of $2.1 million, or 60.3% of income before taxes, to a benefit of $3.2 million, or 44.4% of income before losses. The provision for 1999 included a third quarter increase to the provision reflecting a year-to-date change to the effective rate as a result of lowering the amount of expected pre-tax income for the full year 1999. The provision for 2000 included an adjustment for the first two quarters of the year to reflect an increase in the amount of forecasted pre-tax income and a change in the sourcing of income between domestic and international operations. The adjustment resulted in an additional benefit recorded in the third quarter of 2000.

     EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates were related to Enterstand and increased from $0.8 million in 1999 to $3.7 million in 2000. The increase in the losses was primarily the result of the change in the percentage of losses recognized from 19.9% to 85.0%.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company reported net income applicable to common stock of $14.2 million, or $0.64 per share on a diluted basis, for the nine months ended September 30, 2000, versus a net loss of $0.4 million, or $(0.02) per share on a diluted basis, for the same period last year.

     REVENUES. Revenues of $158.2 million were $5.6 million, or 3.7%, higher than the same period last year. The increase in revenues was primarily due to growth in the Company's International and Consumer Services divisions. The acquisition of D.W. Norris in the third quarter of 1999 accounted for $3.3 million of the increase in revenues in the International division from the prior year. In addition, in the first quarter of 2000 the Company reduced accounts receivable allowance reserves by approximately $1.2 million based on a detailed analysis of exposures and required reserves on an individual account basis.

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $45.7 million, or 30.0% of revenues, to $48.3 million, or 30.5% of revenues. The year over year increase was due primarily to customer support costs related to the Consumer Services Division and the addition of D.W. Norris to the International Division, offset, in part, by a reduction related to the sale of the Dealer Services business.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $12.7 million, or 8.3% of revenues, to $9.2 million, or 5.8% of revenues. The commission decrease was a result of the CCC U.S. Division's conversion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of its highly commissioned Dealer Services products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $58.5 million, or 38.3% of revenues, to $66.6 million of revenues, or 42.1%. Of this increase, approximately $7.8 million was due to costs associated with DriveLogic. This increase was offset by the impact of a prior year one-time compensation charge of $1.2 million as a result of a stock repurchase and $0.8 in reorganization costs of CCC U.S.'s automotive services group incurred in the second quarter of 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $7.5 million, or 4.9% of revenues, to $9.2 million, or 5.8% of revenues. The increase was mainly the result of an increase in goodwill amortization resulting from the acquisition of D.W. Norris in the third quarter of 1999 and an increase in amortization of internal use software costs, primarily those relating to a new customer relationship management system installed in the third quarter of 1999.

     PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $17.5 million, or 11.4% of revenues, to $19.9 million, or 12.6% of revenues. The increase in dollars was due to additional development costs of $3.1 million associated with DriveLogic, offset, in part, by lower development costs related to CCC U.S. Division products.

     WRITE-OFF OF MARKETING LICENSE AGREEMENT. The Company determined that certain prepaid marketing fees paid to a third party related to the Company's shop management products were impaired based on an analysis of future revenue and profitability streams. The Company recorded a charge of $1.9 million in connection with the write-off of this asset. In addition, certain contractual committed consulting fees and development expenses of $0.8 million related to this third party have also been recorded in the third quarter of 2000.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

     LITIGATION SETTLEMENT. The Company recorded a charge of $1.4 million in the third quarter of 2000 related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc.

     INTEREST EXPENSE. Interest expense increased from $0.8 million in 1999 to $2.3 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under the Company's bank credit facility. The increase in borrowings was mainly the result of the Company's stock repurchase program, acquisitions, funding to Enterstand and startup costs for DriveLogic.

     OTHER INCOME, NET. Other income, net increased from $0.4 million in 1999 to $4.8 million in 2000. The increase from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between the Company and InsurQuote.

     GAIN ON EXCHANGE OF INVESTMENT SECURITIES. The Company recorded a gain of approximately $18.4 million in connection with the exchange of its equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

     EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.8 million for the period May 4, 2000 through September 30, 2000 related to its share of the losses in ChoiceParts.

     INCOME TAXES. Income taxes decreased from a provision of $4.8 million, or 47.1% of income before taxes, to a tax benefit of $1.2 million, or -5.8% of income before taxes. The decrease reflected minimal tax expense associated with the gain on exchange of investment securities.

     EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates increased from $5.8 million in 1999 to $8.0 million in 2000. The results included $4.2 million in losses relating to InsurQuote for 1999, and $8.0 million and $1.6 million in losses relating to Enterstand for 2000 and 1999, respectively. The increase in Enterstand losses reflects the change in percentage of losses recognized from 19.9% to 85%. The Company ceased recording the net losses of InsurQuote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, net cash provided by operating activities was $11.0 million and net borrowings on the Company's credit facility were approximately $13.0 million. During that same period, the Company had capital expenditures of $11.8 million. In addition, the Company loaned Enterstand $8.5 million, of which $3.5 million was funded in cash, and invested approximately $1.4 million in ChoiceParts for a 27.5% equity interest. The Company also purchased 683,550 of its outstanding shares at a cost of $8.2 million.

     Management believes that cash flows from operations, the Company's existing credit facility and other financing alternatives available to the Company will be sufficient to meet the Company's liquidity needs over the next 12 months. There can be no assurance, however, that the Company will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond that described above.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, certain sections of this Form 10-Q contain forward-looking statements that involve certain degrees of risks and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information, the risks and uncertainties, include, without limitation, the effect of competitive pricing within the industry, the inherent uncertainty of the ultimate resolution of pending litigation, the presence of competitors with greater financial resources than the Company, the intense competition for top software engineering talent and the volatile nature of technological change within the software development and information services industries (including Internet-related businesses). In addition, discussions concerning new business ventures, such as DriveLogic, are inherently uncertain. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996, the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000, and Amendment No. 1 on Form 10-K/A, filed with the Commission on April 28, 2000.




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about August 2, 2000, a putative statewide class action was filed in the State Court of Fulton County, Georgia, against CCC and State Farm Mutual Automobile Insurance Company. The case is captioned Mary A. Walker v. State Farm Mutual Automobile Insurance Company and CCC Information Services, Inc., Civil Action File No. 00VS007964-C. The Walker lawsuit was filed by a group of plaintiffs' attorneys who previously filed two putative class actions against CCC and various of its customers in Fulton County State Court, as reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000. The plaintiff asserts substantially the same claims and seeks substantially the same relief as in those previously filed Fulton County actions. CCC has filed an answer denying the substance of the plaintiffs' claims. No other action has been taken in the cases.

     On or about August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. The case is captioned Roy Whitworth et al. v. Nationwide Mutual Insurance Company and CCC Information Services, Inc., Case No. 00CV H08 6980. The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed three putative class actions against CCC and various of its customers in Fulton County State Court, as reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000 and above. The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's Total Loss valuation product provides values that do not comply with applicable regulations in Ohio and thirteen other states. CCC has filed a motion to dismiss the plaintiffs' claims. No other action has been taken in the case.

     On or about October 23, 2000, an amended complaint was filed by the plaintiff in the State Court of Fulton County, Georgia, in the matter of McGowan
v. Progressive Casualty Insurance Co., Progressive Insurance Co., CCC Information Services Inc., and David Parham, Civil Action File No. 00VS006525-J, which matter was reported in the Quarterly Report on form 10-Q for the fiscal period ended June 30, 2000. The allegations of the amended complaint are substantially identical to the original complaint, except that the plaintiff now seeks to represent a nationwide class rather than a statewide class. Plaintiff also seeks to represent a similar statewide sub-class under the Georgia RICO statute.

     On or about August 23, 2000, a putative statewide class action was filed in the Circuit Court for Hillsborough County, Florida, against CCC and USAA Casualty Insurance Company. The lawsuit is captioned Peter Sintes et al. v. USAA Casualty Insurance Company and CCC Information Services, Inc., Case No. 00-006308. Plaintiffs allege that USAA contracted with CCC to provide valuations of "total loss" vehicles and that CCC supplied valuations that were intentionally below the actual fair market value of the insured vehicle. The plaintiffs assert various common law claims against USAA seeking unspecified damages. The plaintiffs also assert a single claim for injunctive relief against USAA and CCC. Plaintiffs also request an award of pre- and post-judgment interest and an award of attorneys' fees, litigation expenses, and costs. The group of plaintiffs' attorneys who filed the Sintes case includes several attorneys who have previously filed similar cases against CCC and various of its customers in the Circuit Court of Cook County, Illinois. CCC was only recently served with the complaint. No other action has been taken in the case.

     CCC intends to vigorously defend all of the above-described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of the litigation, CCC is unable to predict the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

     CCC was a defendant in an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc., as reported in the Quarterly Reports on form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties have settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC has paid the Plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice.

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

Date: November 13, 2000            CCC Information Services Group Inc.

                                   By:      /s/ Githesh Ramamurthy
                                            -----------------------------------
                                   Name:    Githesh Ramamurthy
                                   Title:   Chairman and Chief Executive Officer



                                   By:      /s/ Reid E. Simpson
                                            -----------------------------------
                                   Name:    Reid E. Simpson
                                   Title:   Executive Vice President
                                            and Chief Financial Officer

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX


     11   Statement Re: Computation of Per Share Earnings

     27   Financial Data Schedule