Form 10-K/A
period 1999-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2001-02-09
CIK 1017917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


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

                                      NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS              ON WHICH REGISTERED
              None                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $0.10 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                               -----      -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 27, 2000 was $271,528,075.

          As of March 27, 2000, 22,261,500 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TEXT OF AMENDMENTS

          The purpose of this amendment is to amend the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("Original Filing"). Specifically, this amendment makes certain changes to the Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition ("MD&A") (Item 7) and the Quantitative and Qualitative Disclosures about Market Risk (Item 7A). This filing incorporates the unchanged portions from the Original Filing and the Annual Report on Form 10-K Amendment No. 1 for the year ended December 31, 1999 filed on April 28, 2000 in addition to the changes identified above.

          The Company is filing this amended Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission ("SEC"). As requested by the SEC, the Company has provided additional disclosure in the MD&A and the Quantitative and Qualitative Disclosures about Market Risk. This report continues to speak as of the date of the Original Filing and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         --------
PART I

Item 1.    Business....................................................     1

Item 2.    Properties..................................................     13

Item 3.    Legal Proceedings...........................................     14

Item 4.    Submission of Matters to a Vote of Security Holders.........     15

PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     15

Item 6.    Selected Financial Data.....................................     16

Item 7.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................     17

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     25

Item 8.    Financial Statements and Supplementary Data.................     25

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     25

PART III

Item 10.   Directors and Executive Officers of the Registrant..........     25

Item 11.   Executive Compensation......................................     29

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     32

Item 13.   Certain Relationships and Related Transactions..............     34

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     35

Signatures.............................................................     64

Directors and Executive Officers.......................................     65

Corporate Information..................................................     67

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
                                                               =====      =====      =====

1999 COMPARED WITH 1998

    For the year ended December 31, 1999, the Company reported net income applicable to common stock of $0.8 million, or $0.03 per share on a diluted basis, versus a net loss applicable to common stock of $38,000, or $0.00 per share on a diluted basis, for the same period last year. Operating income for the year ended December 31, 1999 of $15.7 million declined $4.3 million, or 21.3%.

    For 1999, CCC U.S. had revenues of $173.7 million, Consumer Services had revenues of $28.8 million and CCC International had revenues of $5.3 million, which represented 83.6%, 13.8% and 2.5% of the total 1999 consolidated revenues, respectively. For 1998, CCC U.S. had revenues of $168.1 million, Consumer Services had revenues of $19.4 million and CCC International had revenues of $0.6 million, which represented 89.4%, 10.3% and 0.3% of the total 1998 consolidated revenues, respectively. DriveLogic, formerly described as the Company's Internet Business-to-Business division, established in 1999, had no revenues.

    Operating margins for 1999 were 51.1% for CCC U.S., (0.1)% for Consumer Services and (21.2)% for CCC International compared to 47.4% for CCC U.S., (0.2)% for Consumer Services and (65.8)% for CCC International in 1998. DriveLogic had operating losses of $0.7 million. Shared services costs, principally product development, management information systems and finance and administration totaled, $71.0 million for 1999 compared to $58.8 million in 1998.

    The CCC U.S. Division has well-established products in the marketplace and as such, is currently able to generate higher operating margins then the other divisions. The CCC U.S. operating income and margin improved based on both the growth in revenues and a reduction in operating expenses. In 1998, the CCC U.S. Division recorded a non-recurring charge of $1.7 million for a settlement of a litigation matter and $1.7 million for the relocation of certain claims settlement functions to Sioux Falls, South Dakota. As a result of the relocation of the claims settlement function, the CCC U.S. Division gained operating efficiencies in 1999 that contributed to the improvement in operating income.

    Consumer Services had revenue growth from 1998 mainly through the acquisitions of Professional Claims Services and Fleming and Hall. However, with this revenue growth, the Consumer Services division incurred additional expenses to handle the higher volume of claims being processed including infrastructure costs such as hiring and training of new employees. In addition to the higher claims processing expenses, goodwill amortization increased by $0.3 million compared to 1998 as a result of the acquisitions mentioned above.

    CCC International's operating losses were mainly the result of $0.7 million operating losses incurred by the D.W. Norris outsourcing business acquired in August of 1999. D.W. Norris's operating losses included a $0.4 million charge in the fourth quarter of 1999 related to a reduction-in-force charge aimed at improving the profitability of this business. In addition, the CCC International Division included $0.2 million in goodwill amortization resulting from the D.W. Norris acquisition.

    DriveLogic had operating losses reflecting the initial investment costs of this new business unit that was formed in 1999.

    Shared Services for 1999 of $68.7 million, excluding the reduction-in-force charge of $2.2 million, increased $9.9 million from $58.8 million in 1998. The increase in expenses was primarily related to consulting costs for projects aimed at improving internal telecommunications and customer service infrastructure, a compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by the Company's chairman, David M. Phillips and severance for an executive terminated in first quarter.

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

    On October 28, 1998, the credit facility between CCC and its commercial bank was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility with LaSalle National Bank, CCC increased its ability to borrow under the

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. CCC requested an increase in the credit facility to provide financing to pursue strategic acquisitions, to provide CCC with the flexibility for growth opportunity investments and to fund working capital requirements, as necessary. The revolving line of credit commitment will be reduced by $10 million on October 31, 2001, $15 million on October 31, 2003 and $75 million on October 31, 2003. The interest rate under the amended bank credit facility is the London Interbank Offering Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. The weighted average interest rates in effect during the year ended December 31, 1999 and 1998 for the credit facility were 6.8% and 6.5%, respectively. CCC made cash interest payments of $1.1 million and $0.1 million, during the year ended December 31, 1999 and 1998, respectively. During 1999, CCC had net borrowings under the line of credit of $13.0 million resulting from draws under the credit facility of $54.0 million and repayments of $41.0 million on those draws.

    The Company's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment. Additionally, as permitted by the terms of the credit facility, CCC has used borrowings under the credit facility to fund its share repurchase program.

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

    CCC has the ability to operate with a working capital deficit, as it receives substantial payments from customers for its services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected in the deferred revenue line in the consolidated balance sheet until these amounts are earned and recognized as revenues.

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, the Company has operations in the U.K. All foreign operations are measured in British Pounds. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. As the International Division growth expands and the potential exposure to foreign currency fluctuations increases, the Company will monitor such exposure and may engage in hedging against foreign currency fluctuations as management deems appropriate.

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

ITEM 11. EXECUTIVE COMPENSATION

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements and Schedules

        1.  Consolidated Financial Statements

                                                                  PAGE(S)
                                                                  --------
    Report of Independent Accountants...........................     36
    Consolidated Financial Statements:
      Consolidated Statement of Operations......................     37
      Consolidated Balance Sheet................................     38
      Consolidated Statement of Cash Flow.......................     39
      Consolidated Statement of Stockholders' Equity............     40
      Notes to Consolidated Financial Statements................  41-62

        2.  Financial Statement Schedule

    Schedule II -- Valuation and Qualifying Accounts............     63

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

Date: February 9, 2001                          CCC INFORMATION SERVICES GROUP


By:    /s/ Githesh Ramamurthy                   By:    /s/ Thomas L. Kempner
       ------------------------------------            -------------------------
Name:  Githesh Ramamurthy                       Name:  Thomas L. Kempner
Title: Chairman and Chief Executive Officer     Title: Director

By:    /s/ Reid E. Simpson                      By:    /s/ Dudley C. Mecum
       ------------------------------------            -------------------------
Name:  Reid E. Simpson                          Name:  Dudley C. Mecum
Title: Executive Vice President and             Title: Director
       Chief Financial Officer

By:    /s/ Morgan W. Davis                      By:    /s/ Mark A. Rosen
       ------------------------------------            -------------------------
Name:  Morgan W. Davis                          Name:  Mark A. Rosen
Title: Director                                 Title: Director

By:    /s/ Michael R. Eisenson                  By:    /s/ Herbert S. Winokur
       ------------------------------------            -------------------------
Name:  Michael R. Eisenson                      Name:  Herbert S. Winokur
Title: Director                                 Title: Director

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