Form 10-Q/A
period 2000-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2001-02-09
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO.1)


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

                               TEXT OF AMENDMENTS


The purpose of this amendment is to amend the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 ("Original Filing"). Specifically, this amendment makes certain changes to the Notes to the Consolidated Financial Statements (included in Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") (Item 2) and the Quantitative and Qualitative Disclosures about Market Risk (Item 3). This filing incorporates the unchanged portions from the Original Filing in addition to the changes identified above.


The Company is filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission ("SEC"). As requested by the SEC, the Company has provided additional disclosure in the notes to the financial statements, in the MD&A and the Quantitative and Qualitative Disclosures about Market Risk. This report continues to speak as of the date of the Original Filing and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                             Page(s)
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Interim Statement of Operations (Unaudited),
            Three Months and Six Months Ended June 30, 2000 and 1999             3

           Consolidated Interim Balance Sheet,
            June 30, 2000 (Unaudited) and December 31, 1999                      4

           Consolidated Interim Statement of Cash Flows (Unaudited),
            Six Months Ended June 30, 2000 and 1999                              5

           Notes to Consolidated Interim Financial Statements (Unaudited)     6-11

Item 2.    Management's Discussion and Analysis
            of Results of Operations and Financial Condition                 12-14

Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk                                                   14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    15

Item 2.    Changes in Securities                                                16

Item 3.    Defaults Upon Senior Securities                                      16

Item 4.    Submission of Matters to a Vote of Security Holders                  16

Item 5.    Other Information                                                    16

Item 6.    Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                      17

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

         CHANGE IN ESTIMATE

         Effective January 1, 2000, the Company has modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced reserves by approximately $1.2 million. This amount was recorded in the first quarter of 2000 and is reflected in the revenue line in the consolidated statement of operations for the six month period ended June 30, 2000. The adjustment was reflected in the same line the original provisions for allowances were recorded. Management believes that the new methodology provides for a more accurate valuation of the Company's accounts receivable balances.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative decreased from $22.2 million, or 43.6% of revenues, to $22.0 million, or 42.9% of revenues. The decrease was a result of compensation charges of $1.2 million as a result of a stock repurchase and reorganization charges of $0.8 million of CCC U.S.'s automotive services group in the second quarter of 1999. Offsetting this decrease, in part, was $3.4 million in costs associated with DriveLogic, which was formerly known as the Company's "Internet Business-to-Business" division until the Company changed the name of the division to DriveLogic in the second quarter of 2000.

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

         For the six months ended June 30, 2000, the Company had significant expenditures above net cash provided by operations mainly, driven by the Company's share repurchase program of $8.2 million and strategic investments in ChoiceParts of $1.4 million and Enterstand of $3.5 million. CCC's credit facility was established, in part, to meet the needs for its strategic investments. Additionally, as permitted by the terms of the credit facility, CCC has used borrowings under the credit facility to fund its share repurchase program. The Company's share repurchase program of up to 2,000,000 shares of the Company's common stock, either on the open market or in privately negotiated transactions, was approved on June 12, 2000 by the Company's Board of Directors. This program is a continuation of CCC's original share repurchase plan that was announced on August 18, 1998. Under the guidelines established by the Company's Board of Directors, cash expenditures and requirements under the share repurchase program are solely at the discretion of management.

         CCC has the ability to operate with a working capital deficit, as it receives substantial payments from customers for its services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected in the deferred revenue line in the consolidated balance sheet until these amounts are earned and recognized as revenues. The Company is currently considering raising additional capital to increase working capital, which will help fund new initiatives, such as DriveLogic and reduce or eliminate the current working capital deficit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, the Company has operations in the U.K. All foreign operations are measured in the British Pound Sterling. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. As the International Division growth expands and the potential exposure to foreign currency fluctuations increases, the Company will monitor such exposure and may engage in hedging against foreign currency fluctuations as management deems appropriate.

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


Date: February 9, 2001             CCC Information Services Group Inc.

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