Form 10-Q/A
period 2000-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2001-02-09
CIK 1017917

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

                               TEXT OF AMENDMENTS


The purpose of this amendment is to amend the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 ("Original Filing"). Specifically, this amendment makes certain changes to the Notes to the Consolidated Financial Statements (included in Item 1) and the Quantitative and Qualitative Disclosures about Market Risk (Item 3). This filing incorporates the unchanged portions from the Original Filing in addition to the changes identified above.


The Company is filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission ("SEC"). As requested by the SEC, the Company has provided additional disclosure in the notes to the financial statements and the Quantitative and Qualitative Disclosures about Market Risk. This report continues to speak as of the date of the Original Filing and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                     Page(s)
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Interim Statement of Operations (Unaudited),
            Three Months and Nine Months Ended September 30, 2000 and 1999               3

          Consolidated Interim Balance Sheet,
            September 30, 2000 (Unaudited) and December 31, 1999                         4

          Consolidated Interim Statement of Cash Flows (Unaudited),
            Nine Months Ended September 30, 2000 and 1999                                5

          Notes to Consolidated Interim Financial Statements (Unaudited)              6-13

Item 2.   Management's Discussion and Analysis
            of Results of Operations and Financial Condition                         14-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                          17-18

Item 2.   Changes in Securities                                                         18

Item 3.   Defaults Upon Senior Securities                                               18

Item 4.   Submission of Matters to a Vote of Security Holders                           18

Item 5.   Other Information                                                             18

Item 6.   Exhibits and Reports on Form 8-K                                              18


SIGNATURES                                                                              19

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

     The Company has four reportable segments: CCC U.S., Consumer Services, CCC International and DriveLogic, which was formerly known as the Company's "Internet Business-to-Business" division until the Company changed the name of the division to DriveLogic in the second quarter of 2000. CCC U.S. sells products and services that assist its customers in managing total loss and repairable auto claims. Consumer Services sells products and outsourcing services to the private passenger automobile industry, including policy underwriting, fulfillment services and claims processing. International offers products to help manage the claims process and settlement of repairable automobile claims in Europe. DriveLogic, formed in 1999 as an outgrowth of the CCC U.S. Division, is focused on providing Internet and wireless-enabled technology solutions to the auto claims and collision repair industries.

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

Date: February 9, 2001           CCC Information Services Group Inc.

                                 By: /s/ Githesh Ramamurthy
                                     ---------------------------------------
                                 Name: Githesh Ramamurthy
                                 Title: Chairman and Chief Executive Officer



                                 By: /s/ REID E. SIMPSON
                                     ---------------------------------------
                                 Name: Reid E. Simpson
                                 Title: Executive Vice President
                                           and Chief Financial Officer