Form 10-K
period 2000-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2001-04-17
CIK 1017917

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                 (312) 222-4636

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS             ON WHICH REGISTERED
                  -------------------            -------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of April 16, 2001 was $68,729,122. Solely for purposes of determining the aggregate market value of voting shares held by non-affiliates, we have deemed voting shares held by directors, officers and entities on whose behalf they act to be held by ""affiliates.''

      As of April 16, 2001, 21,782,956 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2001 Annual Meeting of Stockholders and Proxy Statement.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                    PAGE(S)
                                                                    -------
PART I
Item 1.    Business................................................    1-7

Item 2.    Properties .............................................      7

Item 3.    Legal Proceedings ......................................   7-10

Item 4.    Submission of Matters to a Vote of Security Holders ....     10

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.....................................  10-11

Item 6.    Selected Financial Data.................................  11-13

Item 7.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition...................  13-23

Item 7A.   Quantitative and Qualitative Disclosure About
           Market Risk.............................................     23

Item 8.    Financial Statements and Supplementary Data.............     23

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............... .....     23

PART III

Item 10.   Directors and Executive Officers of the Registrant......     23

Item 11.   Executive Compensation..................................     23

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..........................................     23

Item 13.   Certain Relationships and Related Transactions..........     23

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K................................................  24-55

Signatures.........................................................     56

Directors and Executive Officers...................................     57

Corporate Information..............................................     58

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

      In addition to historical facts or statements of current conditions, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects of our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in the report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

      CCC Information Services Group Inc., incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), which is comprised of four business segments: CCC U.S., CCC Consumer Services, CCC International and DriveLogic; and shared service groups that provide product development, management information systems, legal, finance and administration. Our four business segments, together with our shared service groups, employ approximately 1,550 full-time employees. We automate the process of evaluating and settling automobile physical damage claims, which allows our customers to integrate estimate information, labor time and cost, and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our primary products and services are TOTAL LOSS and PATHWAYS, which provide our customers with access to various automobile information databases and claims management software.

      As of December 31, 2000, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

                                    CCC U.S.

OVERVIEW

      Through CCC U.S., we provide our TOTAL LOSS, PATHWAYS, EZNET, GUIDEPOST and CLAIMSCOPE NAVIGATOR products and services to our customers in the United States. CCC U.S. had revenues of $176.9 million in the year ended December 31, 2000, which represented 84.3% of our total revenues. Revenues from our TOTAL LOSS services and PATHWAYS services were $49.3 million and $113.9 million, respectively, for the year ended December 31, 2000. CCC U.S. has approximately 938 full-time employees.

COLLISION ESTIMATING AND APPRAISAL SERVICES

      PATHWAYS COLLISION ESTIMATING. We developed PATHWAYS software to allow users to manage all aspects of their day-to-day automobile claims activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The PATHWAYS platform allows customers to integrate our other services, including our digital imaging product and our vehicle valuation and appraisal services, in order to organize individual claims information in electronic workfiles, which can be stored on our EZNET communications network. PATHWAYS increases ease of training for our customers. We currently intend to integrate all of our existing and future products and services onto our PATHWAYS platform. We have received three United States patents for our PATHWAYS line.

      CCC developed "PATHWAYS COLLISION ESTIMATING software," in 1995. Automobile insurance companies, collision repair facilities and independent appraisers use Pathways Collision Estimating to prepare estimates for damaged vehicles. Workfiles are created in PATHWAYS COLLISION ESTIMATING software which include a vehicle description, damage description, estimates and other information derived from PATHWAYS COLLISION ESTIMATING databases. Pathways Collision Estimating software can be used on either user-owned laptops or desktop computers or laptop computers leased from us.

      Pathways Collision Estimating software gives customers access to a comprehensive estimating guide, the MOTOR Crash Estimating Guide prepared by Motor Information Systems, a unit of Hearst Business Publishing, Inc. ("Hearst"), which provides pricing information for original equipment manufactured parts. We use this guide to create a database of parts, price and labor time for various repairs. An exclusive license from Hearst permits us to publish this guide electronically, which is the integral component of our Pathways Collision Estimating software. In 1998, we extended the term of this exclusive license with Hearst for a term of 20 years. For more information about this license, please see the description under "Intellectual Property."

      Customers also use PATHWAYS COLLISION ESTIMATING software to access other databases of information gathered from various vendors. These databases include a database which provides regional information on prices and availability of aftermarket parts compiled from over 850 vendors; a database which gathers data from local providers and lists local market pricing on over 8 million available recycled or salvaged parts; and a database which includes information on pricing and local availability of over 12,000 tires from 26 different manufacturers. For example, a customer may access the database of recycled or salvaged parts to determine if a specific recycled part is available from an identified vendor in his region and to ascertain the price of that part. If the customer selects that part for use in the repair process, Pathways Collision Estimating software integrates that choice into the estimate workfile.

      The MOTOR Crash Estimating Guide database and the other associated databases (except for the Recycled Parts database, which is updated nightly) are updated for our customers monthly using a CD-ROM update. We sell PATHWAYS COLLISION ESTIMATING to automobile insurance companies, collision repair facilities and independent appraisers under multi-year contracts on a monthly subscription basis, which are billed to our customers one month in advance.

      PATHWAYS DIGITAL IMAGING. PATHWAYS DIGITAL IMAGING allows automobile insurance companies, collision repair facilities and independent appraisers to digitally photograph and instantly transmit digital images of damaged vehicles to the PATHWAYS estimate workfile. These electronic images can be accessed by a licensed participant in the automobile claims process at any time and from any location. For example, an adjuster in the field in California may add a digital image of a damaged vehicle to the PATHWAYS estimate workfile using the integrated imaging function. The estimate can then be stored on EZNET, which allows an insurance company representative in New York to access the same workfile and digital image, review the estimate and approve the claim. PATHWAYS DIGITAL IMAGING reduces the need for onsite inspections and eliminates film, travel and overnight delivery costs. We sell PATHWAYS DIGITAL IMAGING to our customers under multi-year contracts on a monthly subscription basis, which are billed to customers one month in advance.

      PATHWAYS ENTERPRISE SOLUTION. PATHWAYS ENTERPRISE SOLUTION is internal shop management software for multiple location collision repair operations that allows repair shops to manage accounts, prepare employee schedules and perform various other management functions. We sell PATHWAYS ENTERPRISE SOLUTION to our customers under multi-year contracts on a monthly subscription basis, which are billed to customers one month in advance.

      PATHWAYS PROFESSIONAL ADVANTAGE. PATHWAYS PROFESSIONAL ADVANTAGE offers a computerized management information system similar to PATHWAYS ENTERPRISE SOLUTION to single location collision repair facilities. We have approximately 100 customers for PATHWAYS ENTERPRISE SOLUTION and PATHWAYS PROFESSIONAL ADVANTAGE. We sell PATHWAYS PROFESSIONAL ADVANTAGE to our customers under multi-year contracts on a monthly subscription basis, which are billed to customers one month in advance.

      PATHWAYS APPRAISAL QUALITY SOLUTION. PATHWAYS APPRAISAL QUALITY SOLUTION is the first computerized solution which allows for electronic audits of automobile repair claims files and estimates prepared by direct repair facilities, independent appraisers and internal staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, PATHWAYS APPRAISAL QUALITY SOLUTION allows automobile insurance companies to use available historical data to track performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, PATHWAYS APPRAISAL QUALITY SOLUTION allows a reinspector to establish certain criteria for reviewing the preparation of estimates, which allow the reinspector to determine if an appraiser prepared the estimate using the most cost-efficient and effective alternatives. We sell PATHWAYS APPRAISAL QUALITY SOLUTION to our customers on a subscription and/or per transaction basis under multi-year agreements.

VEHICLE VALUATION SERVICES

      TOTAL LOSS. Our TOTAL LOSS service is used primarily by automobile insurance companies in processing claims involving vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, CCC provides the insurer with the local market value of the vehicle to assist the insurer in processing the claim. CCC's values are based on local market data that identifies the specific location and price of comparable vehicles. To compile this data, more than 300 CCC representatives survey over 4,000 car dealerships in more than 250 markets at least twice each month to obtain detailed information on the vehicles on the dealers' lot. In addition, CCC subscribes to more than 1,800 local newspapers and other publications and culls information from the classified advertisements to provide additional information on vehicle availability and pricing. We believe our TOTAL LOSS database is among the most current and comprehensive vehicle database in North America. Each TOTAL LOSS valuation also includes a vehicle identification search under VINguard, which matches current claims against our database of previously totaled or stolen vehicles to help detect fraud.

      Customers of TOTAL LOSS who are also customers of PATHWAYS may access the TOTAL LOSS program electronically through the PATHWAYS program. Customers also have the option to obtain TOTAL LOSS valuations from us by telephone or facsimile. TL2000 SOLUTION, one of our newer products, now allows customers and their insureds to access TOTAL LOSS services through the Internet. Customers may store TOTAL LOSS valuations on EZNET as part of a claims workfile.

      We sell TOTAL LOSS to all of our customers, including those who are PATHWAYS customers, on a per transaction basis. Customers are billed in the month following the transaction.

      TOTAL LOSS ADVANTAGE. TOTAL LOSS ADVANTAGE permits customers who are not users of our PATHWAYS products to submit TOTAL LOSS valuation requests electronically to CCC.

COMMUNICATIONS SERVICES

      EZNET COMMUNICATIONS NETWORK. Our EZNET communications network is a central communications hub and repository for automobile insurance companies. Our customers can access EZNET in various ways, including, but not limited to, use of dedicated lines, public networks and/or dial up modems. The network allows customers to electronically communicate claim information, including assignments, work files, estimates and audible estimate data, internally and among appraisers, collision repair facilities, reinspectors and other parties involved in the automobile claims process. EZNET allows customers to share information and review claims, regardless of the location. EZNET provides customers with an electronic organizational library to catalog, organize and store completed claims files.

      When a customer completes an estimate, the customer may store the estimate on our secure EZNET communications services network in the electronic organizational library. For example, a claims adjuster in the field in New York may prepare an estimate using PATHWAYS and store the finished estimate on EZNET. EZNET allows the adjuster's supervisor and other members of his company's automobile claims team to access the estimate on a confidential basis using a claim reference number. We sell EZNET to our customers on both a per transaction basis and a monthly subscription basis.

      GUIDEPOST AND GUIDELINES DECISION SUPPORT. GUIDEPOST and GUIDELINES allow users to manage and review data. Through GUIDEPOST, insurance managers electronically evaluate results, format reports, gather information for review of a particular subject or personnel and compare performance to industry and regional indices from data generated in PATHWAYS. We distribute GUIDEPOST updates to our customers monthly. GUIDELINES provides similar services for collision repair managers, but is an Internet-based service which is accessible to users via a Web browser. With GUIDELINES, a collision repair facility can compare itself with state and national averages on key performance measures such as repair costs, supplement costs, parts usage, labor rates and labor usage from data generated in PATHWAYS and TOTAL LOSS.
We are not currently offering GUIDELINES to new customers, although
GUIDELINES remains available to current subscribers. We plan to phase out GUIDEPOST and migrate customers to CLAIMSCOPE NAVIGATOR.

      CLAIMSCOPE NAVIGATOR. CLAIMSCOPE NAVIGATOR is our next generation, on-line Web-based information service that is designed to replace our GUIDEPOST product by providing a more comprehensive method to create management reports comparing industry and company performance using PATHWAYS data. CLAIMSCOPE NAVIGATOR permits our customers to conduct in-depth analyses of claims information by parts and labor usage, cycle time measurements and vehicle type and condition. We finished our roll-out of CLAIMSCOPE NAVIGATOR in February of 2001. The ability to generate reports from information gathered through TOTAL LOSS data is expected to roll out in June of 2001.

SALES AND MARKETING

      All of our services are currently sold throughout the United States. Our sales and marketing strategy is to strengthen our relationships with existing customers and to expand our current customer base by providing efficient, integrated and value added services in the automobile claims industry. We utilize approximately 230 sales and service professionals to market and sell our services.

 TRAINING AND SUPPORT

      Our training and support staff, consisting of approximately 240 employees, provides advanced training courses, basic training in the field, telephonic technical support and implementation services. Our training and support staff consists of individuals with technical knowledge relating not only to software, operating systems and network communications, but also to new and used automobile markets and collision repair. We routinely analyze customer calls to modify services or training and, whenever necessary, will dispatch a field representative to the customer's location to provide process assistance.

CUSTOMERS AND CUSTOMER CONTRACTS

      We provide our services primarily to automobile insurance companies and collision repair facilities. Our insurance company customers include the largest U.S. automobile insurance companies and most small to medium size automobile insurance companies serving primarily regional or local markets. Our collision repair customers include more than 14,000 collision repair facilities, located in all 50 states, including most major metropolitan markets. No single customer accounted for more than 5.5% of our total revenues in any of the last three years. In 2000, we had approximately 624 customers for our TOTAL LOSS services and 14,662 customers for our PATHWAYS services. We charge fees for our services based on either a monthly subscription or a per transaction basis. Of our ten largest insurance customers under multi-year contracts, 5 were renewed in 2000 and 2 are due for renewal in 2001.

                            CHOICEPARTS JOINT VENTURE

      On May 4, 2000, we formed a new limited liability company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. Due to our initial $1.4 million capital contribution, we now own a 27.5% equity interest in ChoiceParts. In addition, we had committed to fund an additional $5.5 million to ChoiceParts based on our pro-rata ownership percentage through April 2001, although we recently reached an agreement in principle with ADP and Reynolds to extend the deadline to April 2002. In December 2000, we funded $1.4 million in connection with this additional funding commitment. We expect to fund the remaining commitment of $4.1 million in 2001; $2.1 million was funded in March 2001.

                                CCC INTERNATIONAL

INTERNATIONAL SERVICES

      CCC International provides claims consulting for a large insurance company, in which we are helping identify potential collision repair facilities for this insurer to acquire. This will allow the insurance customer to perform its own repair jobs for their clients. In December of 2000, we made a decision to shut-down D.W. Norris, a business we acquired in August of 1999. D.W. Norris failed to perform at expected levels and lost one of its significant customers, thus making it unlikely they would be profitable in the future. D.W. Norris's operating losses were $10.5 million for 2000, which had a large effect on CCC International's operating results. The closure of D.W. Norris should allow CCC International to improve its performance in future years. For the year ended December 31, 2000, CCC International had revenues of approximately $7.8 million, or 3.7% of our total revenues, of which D.W. Norris accounted for $5.2 million. CCC International has approximately 176 full-time employees, of which 86 are employed at D.W. Norris and will be terminated as part of the shut-down of that business.

      In 1998, CCC International entered into a joint venture, Enterstand Limited ("Enterstand"), with Hearst Communications Inc. ("Hearst Communications"). to assist Hearst Communications with the development and implementation of our services for the European market. As part of this joint venture, we intend to deliver our collision estimating services with a European version of our proprietary software and database developed using Hearst's comprehensive estimating guide, as well as an enhanced communications network. The enhanced communications network would include our PATHWAYS APPRAISAL QUALITY SOLUTION, PATHWAYS COLLISION ESTIMATING, GUIDEPOST ONLINE, a business-to-business web based information management tool and the OFFICE TOOL KIT, a web based business-to-business claims office management tool.

                                   DRIVELOGIC

OVERVIEW

      Through DriveLogic, we aim to optimize efficiencies in the auto claims and collision repair industries through Internet-based applications and communications. DriveLogic's strategy is to combine a collaborative Internet interchange with multiple, integrated e-commerce solutions delivered via an application service provider model. DriveLogic's solutions will target the entire auto claims process, benefiting supply chain participants. Although DriveLogic did not produce revenues in the year ended December 31, 2000, we expect DriveLogic to begin generating revenues in 2001. DriveLogic has approximately 70 full-time employees.

INTERNET SERVICES

      DriveLogic provides the COLLISION REPAIR SOLUTION to collision repair facilities to help them market and operate their business while simultaneously improving customer relations. The product is offered in "Basic Package" and "Plus Package" versions. The Basic Package includes various Internet services to facilitate customer interaction. For example, the Basic Package allows repair facilities to develop a custom Website providing their customers with individual shop information such as hours, locations and services; provide e-mail service for customer inquiries and complaints; allow customers to provide information regarding their satisfaction with the shop's performance and go on-line to find out the status of their vehicle that is being repaired. The Basic Package also contains an operational program, Repair Status Management, which allows collision repair facilities to track the status of all their ongoing repair jobs. The Plus Package includes the Basic Package and automatic status e-mails that alert a customer when their car reaches various stages of the repair process, detailed customer satisfaction index reports and appointment scheduling for consumers. Both the Basic and Plus Packages of COLLISION REPAIR SOLUTION are currently being furnished at no cost to our customers in an attempt to market the product. We currently have approximately 896 customers using COLLISION REPAIR SOLUTION.

      DriveLogic currently is planning to provide several other Internet-based solutions in 2001. These solutions include a resource management product that optimizes the scheduling and wireless dispatching of appraisal resources, a triage tool that provides claim-routing recommendations, a towing tool that allows routing of the vehicle to the optimal location for storage and appraisal and further enhancements to the COLLISION REPAIR SOLUTION to allow document exchange with automobile insurance companies that offer direct repair programs.

                                CONSUMER SERVICES

OVERVIEW

      Through Consumer Services, we provide third party outsourcing services to the insurance industry. Consumer Services' ACCESS product is dependent on certain software resources of CCC U.S. and would be unable to provide this service without use of certain CCC U.S. resources. Consumer Services has seen both a decline in revenue and in the number of transactions processed for its customers; and, as a result of these factors, it is likely that this segment will continue to operate at a loss. We are currently examining strategic options for Consumer Services in order to reduce the losses generated by this segment. Consumer Services had revenues of $25.1 million in the year ended December 31, 2000, which represented 12.0% of our total revenues. Consumer Services has approximately 366 full-time employees.

CLAIMS OUTSOURCING SERVICES

      THIRD PARTY CLAIMS ADMINISTRATION. Consumer Services offers third party claims administration, a claims processing outsourcing service. This service manages the claim process from the initial loss notification through settlement of the claim. We sell these services to our customers on a transaction basis under multi-year agreements.

      ACCESS. ACCESS is our database of collision repair facilities that identifies repair facilities meeting a customer's criteria for providing service to its claimants. As part of ACCESS, our personnel provide electronic appraisal review of estimates prepared by collision repair facilities and reinspection services. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers and to provide reinspection and restoration management staff. We sell ACCESS to our customers on a per claim basis under multi-year agreements.

                       INTELLECTUAL PROPERTY AND LICENSES

      Our competitive advantage depends upon our proprietary technology. We rely primarily on a combination of patents, contracts, intellectual property laws, confidentiality agreements and software security measures to protect our proprietary rights. We distribute our services under written license agreements, which grant our customers a license to use our services and contain provisions to protect our ownership and the confidentiality of the underlying technology. We also require all of our employees and other parties with access to our confidential information to sign agreements prohibiting the unauthorized use or disclosure of our technology.

      We have trademarked virtually all of our products and services, and we use our trademarks in the advertising and marketing of our products and services. PATHWAYS and CCC are well-known marks within the automobile insurance and collision repair industries. We have patents for our collision estimating service pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. In 1999, we received a patent for the PATHWAYS method for managing insurance claim processing. Although we do not have a patent for the TOTAL LOSS calculation process, the processes involved in this program are our trade secrets and are essential to our TOTAL LOSS business. Despite these precautions, we believe that existing laws provide only limited protection for our technology. A third party may misappropriate our technology or independently develop similar technology. Additionally, it is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us.

      We license certain data used in our services from third parties to whom we pay royalties. With the exception of the estimating guide that we license from Hearst, we do not believe that our services are significantly dependent upon licensed data. Although we have licensed the estimating guide from Hearst through April 1, 2018, we do not have access to an alternative database that would provide comparable information in the event the license is terminated. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

      Any interruption of our access to the estimating guide provided by MOTOR could have a material adverse effect on our business, financial condition and results of operations.

      We are not engaged in any material disputes with other parties with respect to the ownership or use of our proprietary technology. We cannot assure you that other parties will not assert technology infringement claims against us in the future. Defending any such claim may involve significant expense and management time. In addition, if any such claim were successful, we could be required to pay monetary damages, refrain from distributing the infringing product or obtain a license from the party asserting the claim, which may not be available on commercially reasonable terms.

                                   COMPETITION

      The industry in which we compete is highly competitive. We compete mainly by offering services we believe to be unique and by providing superior customer service. Historically, our principal competitors have included the dealers services division of ADP, which offers a personal computer-based collision estimating and digital imaging system and a total loss product to the automobile insurance industry and a collision estimating and digital imaging system to the collision repair industry, and Mitchell International Inc., which publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. Over the past few years, however, we have faced new competition from several new companies, many of which focus on the delivery of services over the Internet. We also compete with companies offering both collision estimating programs that are not computer based and claim settlement services similar to our ACCESS program. Over the past few years, we have experienced steady competitive price pressure, particularly in collision estimating and vehicle valuation services.

      We intend to address competitive price pressures by providing higher quality services that offer more advanced features to our clients. We also intend to continue to develop unified, user-friendly claims services that incorporate our comprehensive proprietary inventory of data. We expect that PATHWAYS will continue to provide a unique service for our insurance and collision repair customers and allow us to compete effectively against competitive price pressures.

      At times, insurance companies have entered into agreements with companies (including ADP, Mitchell and CCC) that provide that the insurance company will either use the product or service of that company exclusively or designate the company as its preferred provider of that product or service. If the agreement is exclusive, the insurance company requires that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the company is simply a preferred provider, the collision repair facilities, appraisers and regional offices are encouraged to use the preferred product, but may still choose another company's product or service. Being included on the approved list of an insurance company or having a product that is endorsed by the insurance company provides certain benefits, including immediate customer availability and an advantage over competitors who may not have such approval. To the extent an insurance company has endorsed ADP or Mitchell, but not us, we will experience a competitive disadvantage.

ITEM 2. PROPERTIES

      Our corporate office is located in Chicago, Illinois, where we lease space of a multi-tenant facility under two leases, one for approximately 104,000 square feet which expires in November 2008 and the second for approximately 37,000 square feet which expires in January 2004. In Glendora, California, we lease approximately 84,000 square feet of a facility under a lease expiring in December 2004, where a satellite development center and distribution center are housed. DriveLogic, located in Chicago, Illinois, leases approximately 34,000 feet of a multi-tenant facility under a lease expiring in March 2006. Consumers Services' Professional Claims Services, Inc. leases approximately 17,000 square feet of a facility in Placentia, California under a lease expiring in March 2004. We purchased a 50,000 square foot facility in Sioux Falls, South Dakota in 1998 in connection with relocating certain customer service and claims processing operations. In addition, we have two offices in the U.K., where CCC International leases 9,500 square feet of a facility through February 2009 in Peterborough and D.W. Norris Limited leases 14,400 square feet of a facility through April 2006 in Shipley. As result of the decision to shutdown the D.W. Norris business, the office in Shipley will be closed. We believe that our existing facilities and additional or alternative space available to us are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      On January 31, 2000, a putative class action lawsuit was filed against CCC, Dairyland Insurance Co., and Sentry Insurance Company in the Circuit Court of Johnson County, Illinois. The case is captioned SUSANNA COOK V. DAIRYLAND INS. CO., SENTRY INS. AND CCC INFORMATION SERVICES INC., NO. 2000 L-1. Plaintiff alleges that her insurance company, using a valuation prepared by CCC, offered an inadequate amount for her automobile. Plaintiff seeks to represent a nationwide class of all insurance customers, who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The complaint also seeks certification of a defendant class consisting of all insurance companies who used the Company's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs. Dairyland and Sentry filed a motion to compel an appraisal under the terms of the Plaintiff's policy, which motion was denied by the trial court. Dairyland and Sentry have appealed the denial of that motion.

      During January and February of 2001, the group of plaintiffs' lawyers who filed the COOK lawsuit filed ten (10) additional putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Madison County, Illinois. Those cases are captioned as follows: LANCEY V. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 113 (FILED 1/29/01); SCHOENLEBER V. PRUDENTIAL PROPERTY AND CASUALTY INC. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 99 (FILED 1/18/01); EDWARDS V. MID-CENTURY INS. CO. d/b/a FARMERS INS. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 151 (FILED 2/6/01); BORDONI V. CGU INS. GROUP d/b/a CGU INS. CO. OF ILLINOIS AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 157 (FILED 2/6/01); RICHARDSON V. PROGRESSIVE PREMIER INS. CO. OF ILLINOIS d/b/a PROGRESSIVE AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 149 (FILED 2/6/01); BILLUPS V. GEICO GENERAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 159 (FILED 2/6/01); HUFF V. HARTFORD INS. CO. OF ILLINOIS d/b/a THE HARTFORD AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 158 (FILED 2/6/01); KNACKSTEDT V. ST. PAUL FIRE AND MARINE INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 153 (FILED 2/6/01); MOORE V. SHELTER INS. COS. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 160 (FILED 2/6/01); TRAVIS V. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 290 (FILED 2/16/01).

      In each case, the plaintiff alleges that his or her insurance company, using a valuation prepared by CCC, offered an inadequate amount to settle his or her total loss claim. Each plaintiff seeks to represent a nationwide class of the defendant insurance company's customers, who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs. CCC has not yet responded to these complaints.

      Between October of 1999 and July of 2000, a separate group of plaintiffs' attorneys filed a series of putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Cook County, Illinois. The cases are captioned as follows: ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH 15032 (FILED 10/19/99); GIBSON V. ORIONAUTO, GUARANTY NATIONAL INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15082 (FILED 10/20/99); KEILLER
V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES INC., NO. 99 CH 15485 (FILED 10/20/99); STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15557 (FILED 10/28/99); MYERS V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA AND CCC INFORMATION SERVICES INC., NO. 00 CH 2793 (FILED 2/22/00); LEPIANE V. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST AND CCC INFORMATION SERVICES INC., NO. 00 CH 10545 (FILED 7/18/00).

      In the ALVAREZ-FLORES case, the insurance company defendants filed a motion to compel an appraisal and to stay the litigation pending the appraisal. The court granted that motion on April 14, 2000. On December 8, 2000, following the conclusion of the appraisal, the Court granted a motion by the Plaintiff to lift the stay, except that the Court continued the stay with regard to discovery. The Court further ordered the defendants to file dispositive motions regarding the appraisal to be filed by January 26, 2001. CCC and Atlanta Casualty each filed a motion to dismiss on that date. Those motions are fully briefed and scheduled for oral argument on April 19, 2001.

      In the GIBSON case, the insurance company defendants filed a motion to compel an appraisal and to stay the litigation pending the appraisal. The court granted that motion on May 30, 2000. The appraisal is ongoing and the case remains stayed.

      In the KEILLER case, the plaintiff voluntarily dismissed the case without prejudice on July 6, 2000.

      In the MYERS case, the defendants filed motions to dismiss or stay the plaintiffs' claims on June 15, 2000. The motions were granted in part and denied in part on September 12, 2000. The Plaintiff filed a First Amended Class Action Complaint on September 22, 2000. The defendants filed motions to dismiss or stay the plaintiffs' claims on October 20, 2000. On February 15 and 16, 2001, the Court dismissed all but one of the plaintiff's claims without prejudice. Plaintiff filed her Second Amended Class Action Complaint on March 2, 2001. CCC's answer or other responsive pleading is due on April 9, 2001. Briefing is scheduled to be completed on any motions to dismiss the Second Amended Class Action Complaint on June 7, 2001, and oral argument is currently scheduled for June 14, 2001.

      In the STEPHENS case, the Progressive defendants filed a motion to dismiss the plaintiff's claims on January 10, 2000. The plaintiff subsequently requested and was granted leave to file a First Amended Class Action Complaint, which was filed on September 14, 2000. On December 12, 2000, all defendants filed motions to stay or dismiss Plaintiffs' claims. Those motions are fully briefed and are scheduled for oral argument on April 19, 2001.

      In the LEPIANE case, CCC filed a motion to dismiss or stay plaintiffs' claims on October 30, 2000. The motion was scheduled for hearing on February 23, 2001; at that time, however, the Circuit Court judge recused herself. The case was reassigned to a different judge on February 26, 2001. The motions have not yet been scheduled for hearing.

      On August 23, 2000, a putative statewide class action was filed in the Circuit Court for Hillsborough County, Florida, against CCC and USAA Casualty Insurance Company. SINTES V. USAA CASUALTY INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 2000-0006380. Plaintiffs allege that USAA contracted with CCC to provide valuations of "total loss" vehicles and that CCC supplied valuations that were intentionally below the fair market value of the insured vehicle. The plaintiffs assert various common law claims against USAA seeking unspecified damages. The plaintiffs also assert a single claim for injunctive relief against USAA and CCC. Plaintiffs also request an award of pre and post-judgment interest and an award of attorneys' fees, litigation expenses and costs. The group of plaintiffs' attorneys who filed the Sintes case includes several attorneys who have previously filed similar cases against CCC and various of its customers in the Circuit Court of Cook County, Illinois (see above). CCC filed a motion to dismiss Plaintiffs' Class Action Complaint and a motion to strike Plaintiffs' claim for attorneys' fees on December 7, 2000. On February 16, 2001, the Court entered an order granting CCC's motion to strike Plaintiffs' claim for attorneys' fees and CCC's motion to dismiss the Class Action Complaint. Although the Court gave Plaintiffs' leave to file an amended complaint within twenty days of that order, Plaintiffs declined to do so. Plaintiffs' claims against CCC have therefore been dismissed without prejudice.

      Between June and August of 2000, a separate group of plaintiffs' attorneys filed three putative class action cases against CCC and various of its insurance company customers in the State Court of Fulton County, Georgia. Those cases are MCGOWAN V. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., AND CCC INFORMATION SERVICES INC., CASE NO. 00VS006525 (FILED 6/16/00), DASHER V. ATLANTA CASUALTY CO. AND CCC INFORMATION SERVICES INC., CASE NO. 00VS006315 (FILED 6/16/00) AND WALKER V. STATE FARM MUTUAL AUTOMOBILE INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 00VS007964 (FILED 8/2/00). The plaintiff in each case alleges that his or her insurance company, using a valuation prepared by CCC, offered plaintiff an inadequate amount for his or her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with the applicable Georgia regulations. The plaintiffs assert various common law and statutory claims against the defendants and seek to represent a nationwide class of insurance company customers. Additionally plaintiffs seek to represent a similar statewide sub-class for claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses.

      In all three of these cases, the insurance company defendants filed motions to compel appraisals under the terms of the plaintiffs' insurance policies. All three cases are pending before the same judge, who held a consolidated hearing on the insurers' motions on December 19, 2000. At that hearing, the Court granted the insurers' motions to compel appraisals and to stay the litigation pending the appraisal process. The cases, including the plaintiffs' claims against CCC, are now stayed pending the appraisals.

      On August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. WHITWORTH V. NATIONWIDE MUTUAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. CVH-08-6980. The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed three putative class actions against CCC and various of its customers in Fulton County State Court (reported above). The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's TOTAL LOSS valuation service provides values that do not comply with applicable regulations in Ohio and thirteen other states. Nationwide filed a motion to dismiss the Plaintiffs' Complaint on October 16, 2000. CCC filed a motion to dismiss the Complaint on October 23, 2000. On January 19, 2001, after the briefing on those motions was completed but before the Court had ruled on them, Plaintiffs filed a First Amended Complaint. Nationwide and CCC both filed motions to dismiss the First Amended Complaint on February 26, 2001. No briefing schedule or oral argument date has been set.

      On or about March 27, 1998 a case entitled GARDNER V. ALLSTATE INDEMNITY CO., CIVIL ACTION 98-D-480-N (M.D. ALA.), was filed in the Circuit Court of Montgomery County, Alabama. CCC is not named as a defendant in the case, and no relief is sought against CCC by the plaintiffs. In the Complaint, plaintiffs asserted claims against one of CCC's customers, Allstate Indemnity Co., for unjust enrichment and constructive trust and for breach of contract based on Allstate's use of an unidentified total loss valuation product. Allstate removed the case to the United States District Court for the Middle District of Alabama in April 1998 (GARDNER V. ALLSTATE INDEMNITY CO., CIVIL ACTION 98-D-480-N). Plaintiffs moved for class certification on August 28, 1998. Plaintiffs' class certification motion was granted on April 28, 2000. Pursuant to the April 28, 2000 order, the district court certified a plaintiff class of all Alabama customers who, from March 26, 1992 through the time of final judgment in the case, (1) have been insured under or paid pursuant to an Allstate auto policy,
(2) whose vehicles have been declared a total loss by Allstate; and (3) to whom Allstate has paid out a claim for a total loss adjusted based on CCC valuations. The United States District Court for the Middle District of Alabama entered an order on February 20, 2001 remanding the case to the Circuit Court of Montgomery County, Alabama. The District Court, which had certified a statewide class of Allstate customers whose total loss claims had been adjusted by Allstate based on total loss valuations prepared by CCC, found that it did not have subject matter jurisdiction over the case.

      Four of the Company's automobile insurance company customers have made contractual and, in some cases, also common law indemnification claims against the Company for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred by them in connection with litigation relating to their use of the Company's TOTAL LOSS valuation product. With respect to one of these claims, the Company believes that it is questionable whether the Company has any responsibility, and in any event, the Company believes that any amount owed would be immaterial with respect to both results of operations and financial position. With regard to the remaining three claims, the Company has not yet been advised of specific facts to support these customers' demands for indemnification nor has any specific dollar amount been demanded. In any event, the Company believes it has defenses to these claims, including, in one instance a general release and counterclaims for indemnification.

      CCC intends to vigorously defend all of the above described lawsuits and claims to which it is a party, and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock (symbol: CCCG) is traded on the Nasdaq National Market ("Nasdaq"). For the last two fiscal years, low and high sales prices of our common stock were as follows:

                                           2000                                      1999
                          ----------------------------------------  --------------------------------------
                          FOURTH     THIRD     SECOND     FIRST     FOURTH     THIRD     SECOND     FIRST
                          QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER
                          -------   -------    -------   -------    -------   -------    -------   -------
Low.....................     $6.25      $8.06     $8.88     $14.88     $9.88      $9.50    $10.94     $11.50
High....................     $9.75     $11.25    $18.25     $30.13    $17.13     $13.19    $13.50     $16.13


Since our initial public offering of common stock in August of 1996, no dividends have been declared on shares of our common stock and our Board of Directors currently has no intention of declaring such dividends. As of April 16, 2001, there were 21,782,956 shares of common stock issued and outstanding. There were 84 stockholders of record on April 12, 2001.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------------
                                                                    2000       1999        1998       1997       1996
                                                                 ----------- ---------- ----------- ---------- ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................................     $209,780    $207,797   $188,169   $159,106    $130,977
Expenses:
   Operating expenses........................................      211,692     189,810    164,813    133,401     110,846
   Restructuring charges.....................................        6,017       2,242      1,707         --          --
   Litigation settlements....................................        2,375          --      1,650         --          --
                                                                 ----------- ---------- ----------- ---------- ----------
Operating income (loss) .....................................      (10,304)     15,745     19,999     25,705      20,131
Interest expense.............................................       (3,202)     (1,399)      (258)      (139)     (2,562)
Other income, net............................................        5,113         412        697      1,505         636
Gain on exchange of investment securities, net...............       18,437          --         --         --          --
Equity in losses of ChoiceParts investment...................       (2,071)         --         --         --          --
                                                                 ----------- ---------- ----------- ---------- ----------
Income before income taxes...................................        7,973      14,758     20,438     27,071      18,205
Income tax provision.........................................       (1,568)     (7,361)    (8,860)   (11,239)     (2,683)
                                                                 ----------- ---------- ----------- ---------- ----------
Income before equity losses, minority interest and
   extraordinary item........................................        6,405       7,397     11,578     15,832      15,522
Equity in net losses of affiliates...........................      (15,650)     (6,645)   (11,658)        --          --
Minority share in (earnings) losses of subsidiaries..........            2          --         (1)        --          --
                                                                 ----------- ---------- ----------- ---------- ----------
Income (loss) before extraordinary item......................       (9,243)        752        (81)    15,832      15,522
Extraordinary loss on early retirement of debt, net of income
   taxes.....................................................           --          --         --         --        (678)
                                                                 ----------- ---------- ----------- ---------- ----------
Net income (loss)............................................       (9,243)        752        (81)    15,832      14,844
Dividends and accretion on  mandatorily redeemable preferred
   stock.....................................................           --          (2)        43       (365)     (6,694)
                                                                 ----------- ---------- ----------- ---------- ----------
Net income (loss) applicable to common stock.................      $(9,243)       $750       $(38)   $15,467      $8,150
                                                                 =========== ========== =========== ========== ==========
INCOME (LOSS) PER COMMON SHARE--BASIC
Income (loss) applicable to common stock from:
   Income (loss) before extraordinary item...................       $(0.42)      $0.03        $--      $0.65       $0.46
   Extraordinary loss on early retirement of debt, net of
      income taxes...........................................           --          --         --         --       (0.03)
                                                                 ----------- ---------- ----------- ---------- ----------
Net income (loss) applicable to common stock.................       $(0.42)      $0.03        $--      $0.65       $0.43
                                                                 =========== ========== =========== ========== ==========

INCOME (LOSS) PER COMMON SHARE--DILUTED
Income (loss) applicable to common stock from:
   Income (loss) before extraordinary item...................       $(0.42)      $0.03        $--      $0.62       $0.43
   Extraordinary loss on early retirement of debt, net of
      income taxes...........................................           --          --         --         --       (0.03)
                                                                 ----------- ---------- ----------- ---------- ----------
Net income (loss) applicable to common stock.................       $(0.42)      $0.03        $--      $0.62       $0.40
                                                                 =========== ========== =========== ========== ==========
Weighted average shares outstanding:


   Basic.....................................................       21,851      22,856     24,616     23,807      19,056
   Diluted...................................................       21,851      23,162     25,188     24,959      20,367

                                                                                      DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     2000       1999        1998       1997       1996
                                                                   ---------- ---------- ---------- --------- ----------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
   Cash and marketable securities...........................        $1,634      $1,378     $1,526    $32,118     $18,404
   Working capital..........................................      (21,979)     (3,868)      3,281     28,735       8,093
   Total assets.............................................        97,859      84,549     79,018     83,494      58,268
   Current portion of long-term debt........................           314         440         --        111         120
   Long-term debt, excluding current maturities.............        42,000      24,685     11,000         --         111
   Mandatorily redeemable preferred stock...................            --          --        688      5,054       4,688
   Stockholders' equity.....................................         2,118      15,261     35,303     45,827      24,293

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                            RESULTS OF OPERATIONS

      The Company's results of operations for the periods indicated are set forth below:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -----------------------------------


                                                                 2000         1999         1998
                                                               -----------  -----------  ---------
                                                                       (IN THOUSANDS)
Revenues:
   CCC U.S................................................       $176,888     $173,723     $168,135
   Consumer Services......................................         25,140       28,776       19,358
   CCC International......................................          7,752        5,298          676
                                                               -----------  -----------  ---------
Total revenue.............................................        209,780      207,797      188,169
Expenses:
   Production and customer support........................         62,609       63,343       48,242
   Commissions, royalties and licenses....................         13,637       16,372       21,495
   Selling, general and administrative....................         91,193       76,480       60,053
   Depreciation and amortization..........................         12,614       10,497        9,210
   Product development and programming....................         31,639       23,118       25,813
   Restructuring charges..................................          6,017        2,242        1,707
   Litigation settlements.................................          2,375           --        1,650
                                                               -----------  -----------  ---------
Operating income (loss)...................................       (10,304)       15,745       19,999
Interest expense..........................................        (3,202)      (1,399)        (258)
Other income, net.........................................          5,113          412          697
Gain on exchange of investment securities, net............         18,437           --           --
Equity in losses of ChoiceParts investment................        (2,071)           --           --
                                                               -----------  -----------  ---------
Income before income taxes................................          7,973       14,758       20,438
Income tax provision......................................        (1,568)      (7,361)      (8,860)
                                                               -----------  -----------  ---------
Income before equity losses and minority interest.........          6,405        7,397       11,578
Equity in net losses of affiliates........................       (15,650)      (6,645)     (11,658)
Minority share in earnings of subsidiaries................              2           --          (1)
                                                               -----------  -----------  ---------
Net income (loss).........................................       $(9,243)         $752        $(81)
                                                               ===========  ===========  =========

                  NET INCOME (LOSS) AS A PERCENTAGE OF REVENUE

      To aid in your analysis and understanding, the following table sets forth our revenues, expenses and net income (loss), as a percentage of revenue for the last three fiscal years:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2000           1999          1998
                                                ------------  -----------  -----------
Revenues:
   CCC U.S................................          84.3%          83.6%         89.4%
   Consumer Services......................          12.0           13.8          10.3
   CCC International......................           3.7            2.6           0.3
                                                ------------  -----------  -----------
Total revenues............................         100.0          100.0         100.0
Expenses:
   Production and customer support........          29.8           30.5          25.7
   Commissions, royalties and licenses....           6.5            7.9          11.4
   Selling, general and administrative....          43.5           36.8          31.9
   Depreciation and amortization..........           6.0            5.1           4.9
   Product development and programming....          15.1           11.1          13.7
   Reduction-in-force.....................           2.9            1.1           0.9
   Litigation settlement..................           1.1             --           0.9
                                                ------------  -----------  -----------
Operating income (loss)...................          (4.9)           7.5          10.6
Interest expense..........................          (1.5)          (0.7)         (0.1)
Other income, net.........................           2.4            0.2           0.4
Gain on exchange of investment
   securities, net........................           8.8             --            --
Equity in losses of ChoiceParts investment          (1.0)            --            --
                                                ------------  -----------  -----------
Income before income taxes................           3.8            7.0          10.9
Income tax provision......................          (0.7)          (3.5)         (4.7)
                                                ------------  -----------  -----------
Income before equity losses and minority             3.1            3.5           6.2
   interest...............................
Equity in net losses of affiliates........          (7.5)          (3.2)         (6.2)
Minority  share in (earnings) losses of
   subsidiaries...........................            --             --            --
                                                ------------  -----------  -----------
Net income (loss).........................          (4.4)%          0.3%          0.0%
                                                ============  ===========  ===========

                             2000 COMPARED WITH 1999

      For the year ended December 31, 2000, we reported a net loss applicable to common stock of $(9.2) million, or $(0.42) per share on a diluted basis, versus net income applicable to common stock of $0.8 million, or $0.03 per share on a diluted basis, for the same period last year. For the year ended December 31, 2000, we had an operating loss of $(10.3) million compared to operating income of $15.7 million in 1999. The decline in operating income of $26.0 million from 1999 was principally the result of an increase in operating expenses. Operating expenses increased $28.0 million, or 14.6%, reflecting a full year of spending of $18.4 million associated with DriveLogic, which was established late in 1999, costs of $6.0 million associated with the shutdown of International's D.W. Norris outsourcing business in December 2000 and $2.4 million of litigation settlements in 2000 related to the settlement cost of an arbitration proceeding with Autobody Software Solutions, Inc. and a lawsuit settlement with American Salvage Pool Association.

      For 2000, CCC U.S. had revenues of $176.9 million, Consumer Services had revenues of $25.1 million and CCC International had revenues of $7.8 million, which represented 84.3%, 12.0% and 3.7% of the total 2000 consolidated revenues, respectively. For 1999, CCC U.S. had revenues of $173.7 million, Consumer Services had revenues of $28.8 million and CCC International had revenues of $5.3 million, which represented 83.6%, 13.8% and 2.6% of the total 1999 consolidated revenues, respectively.

      In 2000, operating margins (operating income (loss) as a percentage of revenue), for our four revenue producing segments were 61.1% for CCC U.S., (21.4)% for Consumer Services and (131.2)% for CCC International compared to 51.1% for CCC U.S., (0.1)% for Consumer Services and (21.2)% for CCC International in 1999. DriveLogic had no revenues in both 2000 and 1999 and had operating losses of $19.1 million in 2000 compared to $0.7 million in 1999. Shared services operating expenses, which are currently not allocated, are primarily incurred in support of CCC U.S. Shared services consist primarily of product development, management information systems ("MIS"), legal, finance and administration totaled, $83.8 million for 2000 compared to $71.0 million in 1999.

      CCC U.S. has well-established products in the marketplace and as such, is currently able to generate higher operating margins than the other segments. CCC U.S.'s operating income and margin improved from 1999 based on cost reduction efforts over the last two years. These efforts included, but were not limited to, a reduction-in-force and the sale of its dealer services business both of which occurred in the fourth quarter of 1999 and the relocation of certain claims settlement functions to Sioux Falls, South Dakota in 1998. In addition, in the fourth quarter of 2000, CCC U.S. recorded a gain of $4.6 million related to the final resolution of previously accrued expenses related to a vendor agreement focused on technology testing and roll-out of certain products and services. Offsetting these decreases in operating expenses from 1999, were the costs associated with settling two litigation matters totaling $2.4 million and a charge of $1.9 million related to the determination that certain prepaid marketing fees paid to a third party related to the CCC U.S. Division's shop management products were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. In addition, certain contractual committed consulting fees and development expenses of $0.8 million related to this third party were recorded in the third quarter of 2000.

      Consumer Services revenue declined from 1999 primarily as a result of lower ACCESS revenues, driven by lower transaction volume with two customers. However, although operating expenses associated with ACCESS declined along with revenue, this was more than offset by a charge of $2.9 million recorded in the fourth quarter of 2000 for the abandonment of an internally developed new claims processing management system to be used by internal staff to process claims. We are currently exploring strategic alternatives for the Consumer Services segment to reduce the related operating losses of this segment going forward.

      CCC International's operating losses were mainly the result of its D.W. Norris outsourcing business acquired in August of 1999. D.W. Norris operating losses were $10.5 million for 2000 and accounted for the majority of CCC International's operating losses. D.W. Norris's results in 2000 included total charges of $6.8 million associated with our decision in December 2000 to shutdown the business. The decision to shutdown the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

      DriveLogic had significant operating losses reflecting our continued development of new product offerings that will utilize the Internet. This new business unit was formed in late 1999.

      Shared Services operating expenses for 2000 of $83.8 million increased $14.7 million from $69.1 million in 1999, excluding the reduction-in-force charge of $1.9 million. The increase in expenses was primarily related to higher amortization expense related to internal use software costs, mainly those relating to a new customer relationship management system implemented in late 1999 and a new human resources and payroll system implemented in 2000. Further, increased MIS costs associated with internal infrastructure and consulting costs associated with the Company reviewing strategic alternatives for its Consumer Services segment contributed to the increase operating expenses. Offsetting these increases, in part, was a one-time compensation charge of $1.2 million recorded in 1999 as a result of a stock repurchase from a charitable trust funded by our former chairman, David M. Phillips.

      REVENUES. Revenues for the year ended December 31, 2000 of $209.8 million were $2.0 million, or 1.0%, higher than the same period last year. The increase in revenues was primarily attributable to an increase in CCC U.S.'s revenue of $3.2 million, or 1.9%, from its EZNet communications network and a reduction in CCC U.S.'s accounts receivable allowance reserves in the first quarter of 2000 of approximately $1.2 million. This adjustment, which was reversed to the same line as the original provisions were recorded, was based on a detailed analysis of exposures and required reserves on an individual account basis of our accounts receivables. CCC International revenues increased year-over-year by $2.5 million, or 46.3%, due to the acquisition of D.W. Norris Limited, in late 1999. Offsetting these increases in revenue was a decline in

Consumer Services' revenue of $3.6 million, or 12.6%, primarily related to its ACCESS product.

      PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $63.3 million, or 30.5% of revenue, to $62.6 million, or 29.8% of revenue. The year over year decrease was due primarily to lower expenses associated with CCC U.S.'s automotive services group and claims settlement group. In addition, Consumer Services had lower claims processing and support costs. CCC U.S.'s automotive services group decrease was principally due to lower training and implementation fees associated with the PATHWAYS DIGITAL IMAGING and PATHWAYS ENTERPRISE SOLUTION products and the sale of the CCC U.S.'s dealer services business in December 1999. CCC U.S.'s claims settlement decrease was primarily due to lower headcount and associated costs due to improved efficiency in the customer support area and lower monthly production costs associated with PATHWAYS COLLISION ESTIMATING product's monthly updates. The decrease in Consumer Services' claims processing and support costs, primarily lower headcount and third party services, was mainly driven by revenue declines. These decreases were offset, in part, by higher operating costs resulting from CCC International's acquisition of D.W. Norris in August of 1999.

      COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $16.4 million, or 7.9% of revenues, to $13.6 million, or 6.5% of revenues. The decrease in dollars and as a percentage of revenue was due mainly to a decrease in commissions resulting from CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees and the elimination of CCC U.S.'s highly commissioned dealer services products as part of the sale of this business in late 1999. In the third quarter of 2000, we determined that certain prepaid marketing fees paid to a third party for CCC U.S.'s PATHWAYS ENTERPRISE SOLUTION were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. We recorded a charge of $1.9 million in connection with the write-off of this asset that offset, in part, the decreases in commissions.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $76.5 million, or 36.8% of revenues, to $91.2 million, or 43.5% of revenues. Of this increase, approximately $12.1 million, or 82.3% of the net increase, was due to costs associated with DriveLogic. Additional increases were the result of CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees, consulting of $1.5 million associated with reviewing strategic alternatives for Consumer Services and a bad debt provision of $0.8 million recorded in connection with the decision to shut-down CCC International's D.W. Norris business in December 2000. These increases were offset, in part, by the impact of a 1999 one-time compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by our former chairman, David M. Phillips and lower consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure incurred in the first half of 1999. In addition, CCC U.S. recorded a fourth quarter 2000 gain of $4.6 million related to the final resolution of previously accrued expenses associated with a vendor agreement focused on technology testing and roll-out of certain products and services.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $10.5 million, or 5.1% of revenues, to $12.6 million, or 6.0% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily those relating to a new customer relationship management system implemented in late 1999 and a new human resources and payroll system in 2000. In addition, as a result of the D.W. Norris acquisition in late 1999, goodwill amortization and depreciation on acquired fixed assets increased year-over year for CCC International. Depreciation and amortization also increased as a result of increased investment in computer equipment and software and DriveLogic's leasehold improvements and office furniture associated with its new office space.

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $23.1 million, or 11.1% of revenue, to $31.6 million, or 15.1% of revenue. The dollar and percentage of revenue increases were due primarily to DriveLogic's new product development efforts and CCC U.S.'s Total Loss development efforts. In addition, Consumer Services abandoned development efforts on a new internally developed claims processing system in the fourth quarter of 2000 resulting in a charge of $2.9 million.

      RESTRUCTURING CHARGES. In December 2000, we decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a charge of $6.0 million in the fourth quarter of 2000 to write-off the goodwill, severance and related costs to terminate approximately 86 employees, write-down the fixed assets to net realizable value and contractual commitments. Excluding the restructuring charge, D.W. Norris had a net loss of $5.1 million in 2000. In the fourth quarter of 1999, the company recorded a reduction-in-force charge of $2.2 million. This charge consisted primarily of severance and outplacement costs related to the termination of approximately 100 employees. This reduction was part of a company-wide effort to improve profitability to help fund new initiatives, such as DriveLogic.

      LITIGATION SETTLEMENTS. We recorded a charge of $1.4 million in the third quarter of 2000 related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned AUTOBODY SOFTWARE SOLUTIONS, INC. V. CCC INFORMATION SERVICES INC. In addition, we recorded a charge of $1.0 million in the fourth quarter of 2000 related to settlement costs of a litigation matter with American Salvage Pool Association. See Note 9--Litigation Settlements.

      INTEREST EXPENSE. Interest expense increased from $1.4 million in 1999 to $3.2 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under our bank credit facility. The increase in borrowings was mainly the result of our stock repurchase program, acquisitions, funding to Enterstand and startup costs for DriveLogic.

      OTHER INCOME, NET. Other income, net increased from $0.4 million in 1999 to $5.1 million in 2000. The increase from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between InsurQuote Systems, Inc. and CCC. See
Note 3--Investment in InsurQuote/ChannelPoint.

      GAIN ON EXCHANGE OF INVESTMENT SECURITIES, NET. We recorded a gain in the second quarter of 2000 of approximately $18.4 million in connection with the exchange of our equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million. See Note 3--Investment in InsurQuote/ChannelPoint.

      EQUITY IN LOSSES OF CHOICEPARTS. We recorded a charge of $2.1 million for the period May 4, 2000 through December 31, 2000 related to our share of the losses of ChoiceParts, LLC. See Note 5--Investment in ChoiceParts.

      INCOME TAXES. Income taxes decreased from $7.4 million, or 49.9% of income before taxes, to $1.6 million, or 19.7% of income before taxes. The dollar decrease and the rate increase were mainly attributable to lower pretax income.

      EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates increased from $6.6 million in 1999 to $15.7 million in 2000. The results included $4.2 million in losses relating to InsurQuote for 1999, and $15.7 million and $2.4 million in losses relating to Enterstand for 2000 and 1999, respectively. The increase in Enterstand losses reflects the change in percentage of losses recognized from 19.9% to 85% for the period April 1, 2000 through September 30, 2000 which corresponded to the level of funding we provided Enterstand during that period. During the fourth quarter of 2000, we funded 100% of the operating losses of Enterstand. As a result of this funding, we recorded 100% of the losses incurred during this period. We also recorded a charge of $3.7 million to write-off our net investment and receivables from Enterstand given its recent level of losses and future projections for cash flow and profits. We ceased recording the net losses of InsurQuote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

                             1999 COMPARED WITH 1998

      For the year ended December 31, 1999, we reported net income applicable to common stock of $0.8 million, or $0.03 per share on a diluted basis, versus a net loss applicable to common stock of $38,000, or $0.00 per share on a diluted basis, for the same period in 1998. Operating income for the year ended December 31, 1999 of $15.7 million declined $4.3 million, or 21.3%.

      For 1999, CCC U.S. had revenues of $173.7 million, Consumer Services had revenues of $28.8 million and CCC International had revenues of $5.3 million, which represented 83.6%, 13.8% and 2.6% of the total 1999 consolidated revenues, respectively. For 1998, CCC U.S. had revenues of $168.1 million, Consumer Services had revenues of $19.4 million and CCC International had revenues of $0.6 million, which represented 89.4%, 10.3% and 0.3% of the total 1998 consolidated revenues, respectively. DriveLogic, established in 1999, had no revenues.

      In 1999, operating margins (operating income as a percentage of revenue), for our four revenue producing segments were 51.1% for CCC U.S., (0.1)% for Consumer Services and (21.2)% for CCC International compared to 47.4% for CCC U.S., (2.1)% for Consumer Services and (65.8)% for CCC International in 1998. DriveLogic, established in the fourth quarter of 1999, had no revenues and had operating losses of $0.7 million in 1999. Shared services operating expenses, which are currently not allocated, are primarily incurred in support of CCC U.S. Shared services consist primarily of product development, management information systems ("MIS"), legal, finance and administration totaled, $71.0 million for 1999 compared to $58.8 million in 1998.

      CCC U.S. has well-established products in the marketplace and as such, is currently able to generate higher operating margins than the other divisions. CCC U.S.'s operating income and margin improved from 1998 based on both the growth in revenues and a reduction in operating expenses. In 1998, CCC U.S. recorded a non-recurring charge of $1.7 million for a settlement of a litigation matter and $1.7 million in restructuring charges for the relocation of certain claims settlement functions to Sioux Falls, South Dakota. As a result of the relocation of the claims settlement function, the CCC U.S. gained operating efficiencies in 1999 that contributed to the improvement in operating income.

      Consumer Services had revenue growth from 1998 mainly through acquisitions of Professional Claims Services and Fleming and Hall. However, with this revenue growth, Consumer Services incurred additional expenses to handle the higher volume of claims being processed including infrastructure costs such as hiring and training of new employees. In addition to the higher claims processing expenses, goodwill amortization increased by $0.3 million compared to 1998 as a result of the acquisitions mentioned above.

      CCC International's operating losses were mainly the result of $0.7 million operating losses incurred by the D.W. Norris outsourcing business acquired in August of 1999. D.W. Norris's operating losses included a $0.4 million charge in the fourth quarter of 1999 related to a reduction-in-force charge aimed at improving the profitability of this business. In addition, CCC International included $0.2 million in goodwill amortization resulting from the D.W. Norris acquisition.

      DriveLogic had operating losses reflecting the initial investment costs of this new business unit that was formed in the fourth quarter of 1999.

      Shared Services operating expenses for 1999 of $69.1 million, excluding the reduction-in-force charge of $1.9 million, increased $10.3 million from $58.8 million in 1998. The increase in expenses was primarily related to consulting costs for projects aimed at improving internal telecommunications and customer service infrastructure, a compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by our former chairman, David M. Phillips and severance for an executive terminated in first quarter.

      REVENUES. Revenues for the year ended December 31, 1999 of $207.8 million were $19.6 million, or 10.4%, higher than the same period last year. The increase in revenues was primarily attributable to continued growth in the Consumer Services and CCC International segments as well as growth in CCC U.S.'s digital imaging and collision estimating products. Revenues for CCC U.S. for the year ended December 31, 1999 were $173.7 million, or 3.3%, higher than 1998. Consumer Services' revenues of $28.8 million were $9.4 million, or 48.7%, higher than the same period last year. Of this increase, approximately $5.7 million can be attributed to the acquisition in late 1998 of Professional Claims Services, Inc. In addition, revenues for CCC International for the year ended December 31, 1999 of $5.3 million were $4.6 million, or 683.7%, higher than 1998. Of this increase, approximately $4.6 million can be attributed to the acquisition of CCC International and D.W. Norris Limited, in late 1999.

      PRODUCTION AND CUSTOMER SUPPORT. Production and customer support increased from $48.2 million, or 25.7% of revenue, to $63.3 million, or 30.5% of revenue. The year over year increase was due primarily to additional production and customer support related to the Consumer Services Division and the International Division. In addition, the introduction of PATHWAYS ENTERPRISE SOLUTION product of CCC U.S. increased customer training costs year-over-year.

      COMMISSIONS, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $21.5 million, or 11.4% of revenues, to $16.4 million, or 7.9% of revenues. The decrease in dollars and as a percentage of revenue was due primarily to a decrease in commissions. The commission decrease was a result of CCC U.S.'s conversion of a portion of its independent sales representatives for collision repair facilities to salaried employees and the Company's elimination of certain of its highly commissioned dealer services products.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $60.1 million, or 31.9% of revenues, to $76.5 million, or 36.8% of revenues. The increase in dollars was due primarily to consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure, a compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by our former chairman, David M. Phillips, and reorganization costs of CCC U.S.'s automotive services group. The automotive services group reorganization costs of $4.1 million include severance costs and conversion costs of independent sales representatives to salaried employees.

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

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $25.8 million, or 13.7% of revenue, to $23.1 million, or 11.1% or revenue. The dollar and percentage of revenue decreases were due primarily to our development efforts on international claims processing tool products being reimbursed monthly by the Enterstand Joint Venture, an international joint venture which develops products for the European marketplace ("Enterstand"). See
Note 4--Enterstand Joint Venture of the consolidated financial statements.

      RESTRUCTURING CHARGE. We incurred a reduction-in-force charge of $2.2 million in the fourth quarter of 1999. The charge consisted primarily of severance and outplacement costs related to the termination of approximately 100 employees. This reduction was part of a company-wide effort to improve profitability to help fund new initiatives, such as DriveLogic.

      INTEREST EXPENSE. Interest expense increased from $0.3 million in 1998 to $1.4 million in 1999. The increase from 1998 was due to borrowings in 1999 under our bank credit facility and increased costs associated with the amended bank credit facility. The increase in borrowings was mainly the result of our stock repurchase program and acquisitions.

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

      EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $11.6 million in 1998 to $6.6 million in 1999. The results included $4.2 million and $11.4 million in losses relating to InsurQuote Systems Inc. ("InsurQuote") for 1999 and 1998, respectively, and $2.4 million and $0.2 million in losses relating to Enterstand for 1999 and 1998, respectively. We ceased recording the net losses of InsurQuote in the second quarter of 1999 as a result of a new investor funding InsurQuote's net losses subsequent to March 31, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 2000, net cash provided by operating activities was $20.1 million. In addition, CCC borrowed $18.0 million under its credit facility. In 2000, funds from operations and borrowings were used to purchase equipment and software for $17.6 million and to invest and fund our European joint venture Enterstand for $13.7 million. We also repurchased 0.7 million of our outstanding shares for $8.2 million.

      On October 28, 1998, the credit facility between CCC and its commercial bank was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility with LaSalle National Bank, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. CCC requested an increase in the credit facility to provide financing to pursue strategic acquisitions, to provide
CCC with the flexibility for growth opportunity investments and to fund working capital requirements, as necessary. Under the terms of the amended and restated agreement, the revolving line of credit commitment was to be reduced by $10 million on October 31, 2001, $15 million on October 31, 2002 and $75 million on October 31, 2003. The interest rate under the amended bank credit facility was the London Interbank Offered Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. During the years ended December 31, 2000 and 1999, the weighted average interest rates were 7.6% and 6.8%, respectively. CCC made cash interest payments of $2.6 million and $1.1 million, during the years ended December 31, 2000 and 1999, respectively. During 2000, CCC had net borrowings under the line of credit of $18.0 million resulting from draws under the credit facility of $53.0 million and repayments of $35.0 million.

      Under the bank credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the bank credit facility. On February 15, 2001, CCC received a waiver from its banks with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, to place a general security lien on our assets on behalf of the banks and to increase interest rates to reflect current market and credit conditions.

      On April 17, 2001, CCC and its agent bank, LaSalle National Bank, amended the existing bank credit facility agreement. This amendment provides CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restates future covenants. Under the terms of the amended agreement, the credit facility has been reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001 and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended bank credit facility is secured by a blanket first priority lien on all assets of CCC and our subsidiaries assets, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended bank credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. CCC expects to be in compliance with all the covenants in the April 17, 2001 amended credit facility agreement based on the 2001 business plan and other potential operating and financial actions available to us, if required.

      On February 23, 2001, CCC Capital Trust, a wholly-owned subsidiary of the Company ("CCC Trust"), issued 15,000 Trust Preferred Securities ("Trust Preferred Securities") and the Company issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its Common Stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., one of our existing stockholders. We received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale have been, and will be, used for general corporate purposes.

      In connection with CCC Trust's issuance of the Trust Preferred Securities and our related purchase of all of the Trust's common securities, we issued an Increasing Rate Note Due 2006 in the principal amount of $15.5 million, due February 23, 2006 ("Increasing Rate Note"), to the Trust. The sole asset of the Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. We unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

      The Increasing Rate Note is subordinated to our bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at our option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at our option at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions.

      Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts and Enterstand investments.

      CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for its services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's PATHWAYS COLLISION ESTIMATING software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

      We have over the past three years been able to fund all of our working capital needs and capital expenditures from cash generated from operations. Management believes that cash flows from operations, its available credit line facility, the funding it received from Capricorn and other financing alternatives currently being pursued will be sufficient to meet our liquidity needs for the year ending December 31, 2001. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

                      CERTAIN RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP NEW SERVICES, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

      The markets in which we compete are increasingly characterized by technological change. The introduction of competing services incorporating new technologies could render some or all of our services unmarketable. We believe that our future success depends on our ability to enhance our current services and to develop new services that address the increasingly sophisticated needs of our customers. As a result, we have in the past and intend to continue to commit substantial resources to product development and programming. The development of new products may result in unanticipated expenditures and capital costs which may not be recovered in the event of an unsuccessful product. Our failure to develop and introduce new or enhanced services and products in a timely and cost-effective manner in response to changing technologies or customer requirements would have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO PROVIDE COLLISION ESTIMATING SERVICES TO OUR CUSTOMERS COULD BE SEVERELY LIMITED IF ACCESS TO THE DATA SUPPLIED BY HEARST IS INTERRUPTED.

      A substantial portion of the data utilized in our collision estimating products is derived from the Motor Crash Estimating Guide, a publication of a subsidiary of The Hearst Corporation. We have a license to use the Motor Crash Estimating Guide data under an agreement with Hearst which expires on April 1, 2018. There can be no assurance that we will be able to renew the Hearst license on economic terms that are beneficial to us or at all. We do not believe that we have access to an alternative database that would provide comparable information. Any interruption of our access to the Motor Crash Estimating Guide data could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding our license with Hearst, see Item 1. Business--Intellectual Property and Licenses.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS AND PROPRIETARY INFORMATION, OUR ABILITY TO COMPETE EFFECTIVELY COULD BE ADVERSELY IMPACTED.

      We regard the technology underlying our services and products as proprietary. We rely primarily on a combination of intellectual property laws, patents, trademarks, confidentiality agreements and contractual provisions to protect our proprietary rights. We have registered certain of our trademarks. Our TOTAL LOSS calculation process is not patented; however, the underlying methodology and processes are trade secrets and are essential to our TOTAL LOSS business. Existing trade secrets and copyright laws afford us limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult. There can be no assurance that the obligations to maintain the confidentiality of our trade secrets and proprietary information will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information, or that our trade secrets or proprietary information will not be independently developed by our competitors. There can be no assurance that our trade secrets or proprietary information will provide competitive advantages or will not be challenged or circumvented by its competitors. We may be required to litigate to defend against claims of infringement, to protect our intellectual property rights and could result in substantial cost to, and diversion of efforts by, us. There can be no assurance that we would prevail in any such litigation. If we are unable to protect our proprietary rights in our intellectual property, it could have a material adverse effect on our business, financial condition and results of operations.

WE ARE CURRENTLY COMMITTING A SIGNIFICANT AMOUNT OF CAPITAL TO DRIVELOGIC, WHICH MAY NEVER BE PROFITABLE.

      We are currently committing a significant amount of capital to our newest segment, DriveLogic in the belief that this investment will result in a family of new products that can be used by the insurance claims industry to make the claims process more efficient. However, development projects can be lengthy and are subject to changing market requirements and unforeseen factors which can result in delays, therefore we can not be certain that DriveLogic will develop into a profitable entity. Currently, DriveLogic has only one fully operational product, COLLISION REPAIR SOLUTION. This product does not generate revenue at this time and may never do so. Although we believe we are close to marketing several new products that will be favorable received by the insurance industry, we cannot guarantee that these products will ever be operational or be adopted by a large customer base. Therefore, the large amount of capital currently being invested in DriveLogic may never show a profitable return.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT, IF ADVERSELY ADJUDICATED OR SETTLED, COULD MATERIALLY IMPACT OUR FINANCIAL CONDITION.

      We are currently involved in several legal proceedings that may result in substantial payments by the Company. We currently are defendants in 20 class actions suits regarding our TOTAL LOSS product. If we were to face a full court trial and an unfavorable resolution of these cases, we could incur significant legal and settlement expenses that may have a significant negative impact on our revenue. See Item 3. Legal Proceedings for further discussion.

WE HAVE A HISTORY OF OPERATING LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, WHICH MAY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

      We have an accumulated net deficit from inception of approximately $55.0 million through December 31, 2000. Additionally, we failed to generate a profit for the years 2000 and 1998, and have seen a persistent decrease in cash flow for the last three years. Losses have resulted principally from costs incurred in product acquisition and development, from servicing of debt and from general and administrative costs. These costs have exceeded our revenues in most years, which have been derived primarily from the sale of our TOTAL LOSS product and PATHWAYS services. Although we increased our revenue in each of the years ended December 31, 2000, 1999 and 1998, there can be no assurance that we will be able to sustain this growth or achieve or maintain profitability in the future.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR INDEBTEDNESS OR OTHER OBLIGATIONS OR FIND ALTERNATIVE FINANCING SOURCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

      Our ability to make payments on our indebtedness and other obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $55.5 million credit facility ("Credit Facility"), depends on our satisfying various covenants, which require us to maintain certain levels of operating cash flow, debt coverage and net worth and limits our ability to make investments including investments in DriveLogic, ChoiceParts and Enterstand. As of December 31, 2000, we were not in compliance with certain of these covenants. However, we received a waiver on February 15, 2001 from the banks lending under the Credit Facility with respect to these covenants. In addition, on April 17, 2001, we received waivers for certain covenants for the quarter ending March 31, 2001 and restated future covenants.

      We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under the Credit Facility or otherwise. However, we can give no assurances as to whether we will be able to obtain additional financing from other sources. Inability to obtain financing from alternative sources may have an adverse effect on our financial position, results of operations and cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, we have operations in the U.K. All foreign operations are measured in British Pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. As CCC International's growth expands and the potential exposure to foreign currency fluctuations increases, we will monitor such exposure and may engage in hedging against foreign currency fluctuations, as management deems appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and 14(a)(2) included elsewhere in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2000.

                                   PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements and Schedules

         1. Consolidated Financial Statements

                                                                       PAGE(S)
                                                                       -------
                Report of Independent Accountants..................... 25

                Consolidated Financial Statements:

                   Consolidated Statement of Operations............... 26

                   Consolidated Balance Sheet......................... 27

                   Consolidated Statement of Cash Flows............... 28

                   Consolidated Statement of Stockholders' Equity..... 29

                   Notes to Consolidated Financial Statements......... 30-53

         2. Financial Statement Schedule

                Schedule II Valuation and Qualifying Accounts......... 54

         All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

         3. Exhibits

                Index to Exhibits..................................... 55

     (b) Reports on Form 8-K

      No reports on Form 8-K were filed by CCC Information Services Group Inc. for the quarter ended December 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of CCC Information Services Group Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries ("Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CCC Information Services Group Inc.'s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 15, the Company has obtained waivers for certain covenants in the credit facility that were not complied with as of December 31, 2000 and March 31, 2001. Further, the Company has amended their credit facility with their lending group as of April 17, 2001. This amendment includes revisions to the existing financial covenants and requires the Company to comply with certain non-financial covenants. The Company's plans regarding these matters during 2001 are described in Note 15.

PRICEWATERHOUSECOOPERS LLP


Chicago, Illinois
March 23, 2001, except as to paragraph 3
of Note 15, which is as of April 17, 2001

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                       2000         1999         1998
                                                                                     ----------  ----------  ----------
Revenues.......................................................................       $209,780    $207,797    $188,169

Expenses:
   Production and customer support.............................................         62,609      63,343      48,242
   Commissions, royalties and licenses.........................................         13,637      16,372      21,495
   Selling, general and administrative.........................................         91,193      76,480      60,053
   Depreciation and amortization...............................................         12,614      10,497       9,210
   Product development and programming.........................................         31,639      23,118      25,813
   Restructuring charges.......................................................          6,017       2,242       1,707
   Litigation settlements......................................................          2,375          --       1,650
                                                                                     ----------  ----------  ----------

Operating income (loss)........................................................        (10,304)     15,745      19,999
Interest expense...............................................................         (3,202)     (1,399)       (258)
Other income, net..............................................................          5,113         412         697
Gain on exchange of investment securities, net.................................         18,437          --          --
Equity in losses of ChoiceParts investment.....................................         (2,071)         --          --
                                                                                     ----------  ----------  ----------

Income before income taxes.....................................................          7,973      14,758      20,438
Income tax provision...........................................................         (1,568)     (7,361)     (8,860)
                                                                                     ----------  ----------  ----------
Income before equity losses and minority interest..............................          6,405       7,397      11,578
Equity in net losses of affiliates.............................................        (15,650)     (6,645)    (11,658)
Minority share in (earnings) losses of subsidiaries............................              2          --          (1)
                                                                                     ----------  ----------  ----------

Net income (loss)..............................................................         (9,243)        752         (81)
Dividends and accretion on mandatorily redeemable preferred stock..............             --         (2)          43
                                                                                     ----------  ----------  ----------
Net income (loss) applicable to common stock...................................        $(9,243)       $750        $(38)
                                                                                     ==========  ==========  ==========

PER SHARE DATA:

    Income (loss) per common share--basic.......................................        $(0.42)      $0.03        $--
                                                                                     ==========  ==========  ==========
    Income (loss) per common share--diluted.....................................        $(0.42)      $0.03        $--
                                                                                     ==========  ==========  ==========

Weighted average shares outstanding
   Basic.......................................................................         21,851      22,856       24,616
   Diluted.....................................................................         21,851      23,162       25,188

        The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       DECEMBER 31,
                                                                                                       ------------
                                                                                                     2000          1999
                                                                                                  ----------    ----------
                                     ASSETS
Cash.........................................................................................        $1,634       $1,378
Accounts receivable, net.....................................................................        21,382       24,377
Other current assets.........................................................................         5,283       11,546
                                                                                                  ----------    ----------
        Total current assets.................................................................        28,299       37,301
Property and equipment, net .................................................................        22,099       17,807
Goodwill, net ...............................................................................         9,595       16,358
Deferred income taxes........................................................................         8,038        6,719
Investments..................................................................................        23,051           --
Notes receivable.............................................................................         5,257           --
Investments in affiliates....................................................................           724        3,402
Other assets.................................................................................           796        2,962
                                                                                                  ----------    ----------
        Total assets.........................................................................       $97,859      $84,549
                                                                                                  ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Book overdraft...............................................................................        $8,682       $1,630
Accounts payable and accrued expenses........................................................        35,300       33,918
Income taxes payable.........................................................................         1,071        1,188
Current portion of long-term debt............................................................           314          440
Deferred revenues............................................................................         4,911        3,993
                                                                                                  ----------    ----------
        Total current liabilities............................................................        50,278       41,169
Long-term debt...............................................................................        42,000       24,685
Deferred revenues............................................................................           120          368
Other liabilities............................................................................         3,340        3,061
Minority interest............................................................................             3            5
                                                                                                  ----------    ----------
        Total liabilities....................................................................        95,741       69,288
                                                                                                  ----------    ----------
Commitments and contingencies (Notes 22 and 24)..............................................
Common stock ($0.10 par value, 40,000,000 and 30,000,000 shares authorized, 21,759,279 and
   21,991,826 shares issued and outstanding at December 31, 2000 and 1999, respectively).....         2,593        2,549
Additional paid-in capital...................................................................       103,279       98,799
Accumulated deficit..........................................................................       (54,962)     (45,719)
Accumulated other comprehensive loss.........................................................          (423)         (65)
Treasury stock, at cost (4,286,665 and 3,618,115 common shares in treasury at December 31,
   2000 and 1999, respectively)..............................................................       (48,369)     (40,303)
                                                                                                  ----------    ----------
        Total stockholders' equity...........................................................         2,118       15,261
                                                                                                  ----------    ----------
           Total liabilities and stockholders' equity........................................       $97,859      $84,549
                                                                                                  ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                              2000      1999      1998
                                                                                              ----      ----      ----
Operating Activities:
    Net income (loss)......................................................................  $ (9,243)     $752      $(81)
    Adjustments to reconcile net income  (loss) to net cash provided by operating activities:
      Equity in net losses of affiliates...................................................    15,650     6,645    11,658
      Equity in losses of ChoiceParts......................................................     2,071        --        --
      Minority share in losses (earnings) of subsidiaries .................................        (2)       --         1
      Depreciation and amortization of property and equipment..............................     9,788     7,967     7,566
      Amortization of goodwill.............................................................     2,666     2,415     1,604
      Deferred income tax provision (benefit)..............................................    (1,319)      721      (296)
      Gain on exchange of investment securities, net.......................................   (18,437)       --        --
      Gain on settlement of marketing agreement............................................    (3,644)       --        --
      D.W. Norris restructuring charge.....................................................     6,017        --        --
      Write-off of internally developed software...........................................     2,906        --        --
      Other, net...........................................................................       (86)      947       535
      Changes in:
        Accounts receivable, net...........................................................     2,096     2,158    (4,119)
        Other current assets...............................................................     1,569    (6,320)     (438)
        Other assets.......................................................................     1,439       606    (2,324)
        Accounts payable and accrued expenses..............................................     6,629     9,719     4,370
        Current income taxes...............................................................     1,277     2,336       253
        Deferred revenues..................................................................       670    (1,007)   (2,289)
        Other liabilities..................................................................        45      (764)     (527)
                                                                                             --------- --------- ---------
           Net cash provided by operating activities.......................................    20,092    26,175    15,913
                                                                                             --------- --------- ---------
Investing Activities:
    Capital expenditures...................................................................   (17,627)  (10,357)  (12,788)
    Purchase of investment securities......................................................        --    (1,484)  (12,778)
    Purchase of subsidiaries, net of cash received.........................................        --    (5,584)   (4,485)
    Investment in affiliates...............................................................   (13,691)       --   (22,000)
    Purchase of InsurQuote securities......................................................      (527)       --        --
    Proceeds from sales of investment securities...........................................        --     1,484    42,832
    Other, net.............................................................................       (75)     (768)      (15)
                                                                                             --------- --------- ---------
           Net cash used for investing activities..........................................   (31,920)  (16,709)   (9,234)
                                                                                             --------- --------- ---------
Financing Activities:
    Principal payments on long-term debt...................................................   (35,811)  (41,142)   (5,111)
    Proceeds from issuance of long-term debt...............................................    53,000    54,000    16,000
    Redemption of preferred stock, including accrued dividends.............................        --      (690)   (4,323)
    Proceeds from exercise of stock options................................................     2,498     1,602     1,202
    Proceeds from employee stock purchase plan.............................................       632       762       712
    Payments to acquire treasury stock.....................................................    (8,235)  (24,146)  (15,697)
                                                                                             --------- --------- ---------
           Net cash provided by (used for) financing activities............................    12,084    (9,614)   (7,217)
                                                                                             --------- --------- ---------
Net increase (decrease) in cash............................................................       256      (148)     (538)
Cash:
Beginning of year..........................................................................     1,378     1,526     2,064
                                                                                             --------- --------- ---------
End of year................................................................................    $1,634    $1,378    $1,526
                                                                                             ========= ========= =========

       The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                      OUTSTANDING
                                      COMMON STOCK                             ACCUMULATED    TREASURY STOCK
                                 --------------------- ADDITIONAL                 OTHER     --------------------    TOTAL
                                   NUMBER OF    PAR     PAID-IN   ACCUMULATED COMPREHENSIVE NUMBER OF            STOCKHOLDERS'
                                    SHARES     VALUE    CAPITAL     DEFICIT        LOSS      SHARES     COST        EQUITY
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
December 31, 1997.............     24,577,910   $2,458   $90,273    $(46,431)          $--    117,618     $(473)    $45,827
   Preferred stock
      accretion and                        --       --        --           43           --         --        --          43
      dividends accrued.......
   Stock options exercised
      including income tax
      benefit.................        464,337       47     4,593           --           --      4,307     (115)       4,525
   Employee stock purchase
      plan....................         57,918        5       707           --           --         --        --         712
   Treasury stock purchases...     (1,400,000)      --        --           --           --  1,400,000   (15,697)    (15,697)
   Translation adjustment.....             --       --        --           --          (26)        --        --         (26)
   Net loss...................             --       --        --          (81)          --         --        --         (81)
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
   Comprehensive loss.........             --       --        --          (81)         (26)        --        --        (107)
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
December 31, 1998.............     23,700,165    2,510    95,573      (46,469)         (26) 1,521,925   (16,285)     35,303
   Preferred stock
      dividends accrued.......             --       --        --           (2)          --         --        --          (2)
   Stock options exercised
      including income tax
      benefit.................        310,467       31     2,448           --           --         --        --       2,479
   Employee stock purchase
      plan....................         77,384        8       754           --           --         --        --         762
   Treasury stock purchases...     (2,108,190)      --        --           --           --  2,108,190   (24,146)    (24,146)
   Translation adjustment.....             --       --        --           --          (39)        --        --         (39)
   Other......................         12,000       --        24           --           --    (12,000)      128         152
   Net income.................             --       --        --          752           --         --        --         752
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
   Comprehensive income
      (loss)..................             --       --        --          752          (39)        --        --         713
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
December 31, 1999.............     21,991,826    2,549    98,799      (45,719)         (65) 3,618,115   (40,303)     15,261
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
   Stock options exercised
      including income tax
      benefit.................        358,267       36     3,856           --           --         --        --       3,892
   Employee stock purchase
      plan....................         77,736        8       624           --           --         --        --         632
   Treasury stock purchases...       (683,550)      --        --           --           --    683,550    (8,235)     (8,235)
   Translation adjustment.....             --       --        --           --         (358)        --        --        (358)
   Other......................         15,000       --        --           --           --    (15,000)      169         169
   Net loss...................             --       --        --       (9,243)          --         --        --      (9,243)
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
   Comprehensive loss.........             --       --        --       (9,243)        (358)        --        --      (9,601)
                                 ------------ -------- ---------- ------------ ------------ --------- ---------- -----------
December 31, 2000.............     21,759,279   $2,593  $103,279     $(54,962)       $(423) 4,286,665 $(48,369)      $2,118
                                 ============ ======== ========== ============ ============ ========= ========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESSES AND ORGANIZATION

      CCC Information Services Group Inc., incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), and four business segments: CCC U.S., Consumer Services, CCC International and DriveLogic; and shared service groups that provide product development, management information systems, legal, finance and administration. Our four business segments, together with our shared service groups, employ approximately 1,550 full-time employees. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our primary products and services are TOTAL LOSS and PATHWAYS which provide our customers with access to various automobile information databases and claims management software.

      As of December 31, 2000, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC acts as the investment manager with respect to the investment of White River in the Company.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned. The consolidated financial statements for the year ended December 31, 2000 include the results of companies acquired during each year from the date of acquisition. See Note 6 -- Acquisitions.

REVENUE RECOGNITION

      Revenues are recognized after products and services are provided, when evidence of arrangements exists and when collection is probable. During the years 2000, 1999 and 1998, 67%, 67% and 65%, respectively, of consolidated revenues were derived from insurance companies. The Company has adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

ACCOUNTS RECEIVABLE

      Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer allowances and doubtful accounts. As of December 31, 2000 and 1999, $3.7 million, and $4.0 million, respectively, have been applied as a reduction of accounts receivable. As of December 31, 2000, the reserve balance includes a bad debt provision of $0.8 million recorded in connection with the decision to shut-down CCC International's D.W. Norris business in December 2000. Of total accounts receivable, net of reserves, at December 31, 2000 and 1999, $20.1 million and $20.3 million, respectively, were due from insurance companies.

CHANGE IN ESTIMATE

      Effective January 1, 2000, the Company modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced reserves by approximately $1.2 million in the first quarter of 2000. This amount is reflected in revenue in the consolidated statement of operations for the year ended December 31, 2000. The adjustment was reflected in revenue as the original provisions for allowances were recorded against revenue. Management believes that the new methodology provides for a more accurate valuation of the Company's accounts receivable balances.

SOFTWARE DEVELOPMENT COSTS

      The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has been typically very short and, consequently, amounts subject to capitalization have not been significant. For the years 2000, 1999 and 1998, research and development costs of approximately $11.1 million, $3.9 million and $4.9 million, respectively, are reflected in the accompanying consolidated statement of operations.

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives. The Company uses a 2-3 year life for computer equipment; 3 year life for purchased software, licenses and databases; 5 year life for furniture and other equipment; the life of the lease, ranging from 3 to 15 years for leasehold improvements and 20 year life for buildings.

GOODWILL

      The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods not exceeding 20 years. When events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company performs an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. See Note 8 -- Restructuring Charges for discussion of the write-off of D.W. Norris's goodwill in 2000.

DEBT ISSUE COSTS

      As of December 31, 2000 and 1999, deferred debt issue costs, net of accumulated amortization, of $0.4 million and $0.6 million, respectively, were included in other assets in the Company's consolidated balance sheet.

FOREIGN CURRENCY

      The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments of $(0.4) million and $(0.1) million for 2000 and 1999, respectively, are included in accumulated other comprehensive loss as a separate component of stockholders' equity in the consolidated balance sheet.

INCOME TAXES

      The Company has established deferred income tax asset valuation allowances for its losses incurred at CCC International and D.W. Norris Limited (collectively "International"). These valuation allowances were established based on International's history of operating losses and an inability to project future taxable income with certainty to utilize the net operating losses.

STOCK BASED COMPENSATION

      The Company follows SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123. The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25 in March 2000 ("FIN 44"). The Company adopted FIN 44 which did not have a material effect on the Company's consolidated results of operations or financial position.

PER SHARE INFORMATION

      The Company follows SFAS No. 128, "Earnings Per Share" ("SFAS 128") in computing per share information. SFAS 128 requires the presentation of basic and diluted earnings per share. Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 21--Earnings Per Share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      As of December 31, 2000, the carrying amount of the Company's financial instruments, principally its investment in ChannelPoint (See Note 3--Investment in InsurQuote/ChannelPoint), approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101 that provided the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

      On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", ("SFAS 133"). SFAS 133 requires the Company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The effect of adopting SFAS 133 did not have a material effect on our consolidated results of operations or financial position, as we are currently not party to any derivative instruments.

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

NOTE 3--INVESTMENT IN INSURQUOTE/CHANNELPOINT

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

      In February 1998, which was subsequently amended in March of 1999, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. In March 2000, the Company and InsurQuote entered into an agreement to terminate the marketing and sales agreement. As part of the termination agreement, the Company received $5.0 million, of which $4.5 million was paid in the form of an unsecured, subordinated promissory note that matures in September 2002 and bears interest at 7.5%, and $0.5 million was paid in cash. As a result of the termination agreement, the Company recorded a gain on the settlement of this marketing agreement of approximately $4.1 million in the first quarter 2000. This settlement gain was included in other income in the consolidated statement of operations for the year ended December 31, 2000.

      The Company accounted for its investment in InsurQuote on the equity method. Notwithstanding the Company's 19.9% common stock equity share, the Company recorded 100% of InsurQuote's net losses for the period from the Company's initial investment, February 10, 1998 to March 31, 1999. The recording of 100% of InsurQuote's losses was the result of the Company's $20.0 million investment being the primary source of funding for InsurQuote's operating losses during that period. On March 31, 1999, InsurQuote received a $20.0 million investment from a new investor for convertible preferred stock with a 19.0% voting interest. As a result of this new investment, the Company's ownership percentage decreased to 14.7% and the Company ceased recording losses on its investment, unless it was determined that its remaining investment was impaired. The Company has not recorded an income tax benefit on the InsurQuote losses recorded in 1999 and 1998.

      On April 7, 2000, ChannelPoint, Inc., an e-commerce exchange services and technology platform provider for insurance and benefits companies, acquired InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its $8.9 million subordinated note from InsurQuote. In addition, the Company invested $0.5 million in cash and converted $0.3 million in interest receivables associated with the $8.9 million subordinated note for additional common stock. Subsequent to these transactions being completed, the Company's securities in InsurQuote were then exchanged for common stock in the combined entity, ChannelPoint, Inc. ("ChannelPoint"). As a result of this transaction, the Company now owns 5,036,635 shares, representing approximately 5.8%, on a fully diluted basis, of ChannelPoint's common stock.

      In connection with the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain, recorded in the second quarter of 2000, was reflected in the consolidated statement of operations for the year ended December 31, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated statement of operations for the year ended December 31, 2000. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it primarily represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the current carrying value of $22.7 million as of December 31, 2000. The Company reviewed its carrying value of the ChannelPoint investment at December 31, 2000 and determined that there has been no change in the estimated fair value of its investment in ChannelPoint since the end of the second quarter of 2000.

      Set forth below is summary InsurQuote financial information as of its fiscal years ended June 30, 1999 and 1998:

                                                            1999         1998
                                                         ----------- -----------
                                                             (IN THOUSANDS)



Revenues..............................................      $9,919     $11,908
Loss from operations..................................    $(16,763)    $(8,119)
Net loss applicable to common shareholders............    $(17,826)    $(8,899)

Current assets........................................     $12,795      $9,005
Total assets..........................................     $17,986     $14,259

Current liabilities...................................      $5,526      $4,569
Preferred stock.......................................     $32,423     $12,523
Notes payable to shareholders.........................      $9,100      $9,100
Shareholders' deficit.................................      $2,559      $4,777


NOTE 4--ENTERSTAND JOINT VENTURE

      On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst Communications") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest. The Subscription Agreement provides the Company with an option to purchase 85% of Hearst Communication's shares of Enterstand at an agreed upon purchase price. The option is exercisable by the Company after one year from the date of the Subscription Agreement.

      On March 17, 2000, the Company and Hearst Communications agreed to terms for an amendment to the Subscription Agreement. Under the terms of the amendment, both parties contributed additional funds to Enterstand to provide additional working capital. On March 20, 2000, the Company funded $0.5 million and Hearst Communications funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst Communications in connection with this transaction and would give the Company an 84.5% ownership in the joint venture if exercised.

      In addition, on March 31, 2000, the Company and Hearst Communications loaned Enterstand $8.5 million and $1.5 million, respectively, which were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5.0 million of receivables from Enterstand were converted into the note receivable. These promissory notes mature in March 2005 and bear interest at 9.0%. This investment was treated as an additional investment in affiliates for financial statement purposes.

      The Company applies the equity method of accounting for its investment in Enterstand. Since the inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. Notwithstanding the Company's current ownership percentage of 14.2%, for the period April 1, 2000 through September 30, 2000, the Company recorded 85.0% of Enterstand losses based on the Company's proportionate share of the total funding to Enterstand which occurred on March 31, 2000. During the fourth quarter of 2000, the Company funded 100% of the operating losses of Enterstand. As a result of this funding, the Company recorded 100% of the losses incurred during this period. In addition, at December 31, 2000, the Company recorded a charge of $3.7 million as a result of review of the Company's net investments in and receivables from Enterstand. This write-off was based on Enterstand's recent level of losses and future projections for cash flow and profits of this business. The Company's equity in net losses of Enterstand totaled $15.7 million, $2.4 million and $0.2 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has not recorded any income tax benefit on the equity in Enterstand's losses recorded since inception.

      During 1998, CCC and Enterstand entered into an agreement whereby CCC is developing, for the benefit of Enterstand, certain claims processing software tools and databases. During 2000, 1999 and 1998, CCC charged Enterstand $4.4 million, $8.8 million and $0.6 million, respectively, for development work performed. In addition, CCC International and Enterstand entered into an agreement whereby CCC International provides Enterstand with certain administrative and operating services and office space. For the years ended December 31, 2000, 1999 and 1998, CCC International charged Enterstand $8.9 million, $4.1 million and $0.5 million, respectively, for these services. These reimbursements from Enterstand are shown as reductions of the Company's operating expenses in the consolidated statement of operations.

      Summary Unaudited Enterstand financial information for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                 2000      1999      1998
                                               -------- ---------- --------
                                                      (IN THOUSANDS)
Revenues...................................        $--       $--       $--
Loss from operations.......................    $15,904   $12,891    $1,059
Net loss ..................................    $16,457   $12,453    $1,059

Current assets.............................       $553      $516   $10,000
Total assets...............................     $1,457    $2,267   $10,000

Current liabilities........................     $5,394    $5,674    $1,059
Stockholders' equity (deficit).............    (3,937)  $(3,407)    $8,941


NOTE 5--INVESTMENT IN CHOICEPARTS, LLC

      On May 4, 2000, the Company formed a new limited liability company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. On May 4, 2000, the Company invested approximately $1.4 million in ChoiceParts for a 27.5% equity interest. In addition to the initial capital contribution, the Company had a commitment to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001, although we recently reached an agreement in principle with ADP and Reynolds and Reynolds Company to extend the deadline to April 2002. In December 2000, the Company funded $1.4 million in connection with this additional funding commitment. The Company expects to fund the remaining commitment of $4.1 million in 2001; $2.1 million was funded in March 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $2.1 million from the inception date May 4, 2000 through December 31, 2000. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

      Summary financial information for ChoiceParts from inception date of May 4, 2000 through December 31, 2000 was as follows:

                                                                2000
                                                           --------------
                                                           (IN THOUSANDS)
                                                           --------------
Revenues.................................................      $9,817
Gross profit.............................................      $3,803
Operating loss...........................................     $(7,583)
Net loss.................................................     $(7,445)
Net loss applicable to non-preferred members' interest...     $(7,530)
Current assets...........................................      $5,503
Total assets.............................................      $6,856
Current liabilities......................................      $3,878


Mandatorily Redeemable Preferred Member's Interest.......       $1,160
Members' equity..........................................       $1,818


NOTE 6--ACQUISITIONS

      On July 1, 1998, the Company acquired 93.75% of Rayfield Limited d/b/a CCC International, for $1.9 million in cash. CCC International's business included claims consulting and expertise for insurance companies in the United Kingdom. In connection with this acquisition, CCC International's president and current minority shareholder obtained the right to require CCC to repurchase his shares in CCC International. This put option can be exercised at the earlier of July 1, 2001 or in the event of his termination at fair market value of his shares, subject to certain adjustments.

      On August 31, 1998, the Company's Consumer Services segment acquired 99.2% of Professional Claims Services, Inc. ("PCSI") for $2.9 million in cash. PCSI provides claims adjusting and third-party claims administration to automobile insurance companies and self-insured entities in the western United States. The PCSI purchase agreement provides for the payment of a contingent purchase price between $1.8 million and $7.0 million and is based on certain performance measures of PCSI through December 31, 2002. As of December 31, 2000 and 1999, the Company has recorded contingent purchase price of $0.8 million and $0.5 million, respectively, which is included in other liabilities in the consolidated balance sheet.

      On August 13, 1999, the Company's CCC International segment acquired 100% of the outstanding stock of D.W. Norris Limited ("D.W. Norris") for $5.2 million in cash. D.W. Norris provides vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services throughout the United Kingdom. The purchase agreement provided for the payment of a contingent purchase price, not to exceed approximately $3 million, in the event that D.W. Norris met certain performance measures through December 2002. As part of a settlement agreement with the former owner and the Company's decision to shut-down the business, no further commitments exists related to the contingent purchase price associated with the D.W. Norris acquisition. See
Note 8--Restructuring Charges.

      On October 13, 1999, the Company's Consumer Services segment acquired certain assets of Fleming and Hall Administrators for a purchase price of $0.3 million in cash. Fleming and Hall Administrators provides third-party claims administration to automobile insurance companies in the southeastern United States. The purchase agreement provides for the payment of a contingent purchase price, not to exceed approximately $1.4 million, in the event that Fleming and Hall meets certain performance measures through December 2004. No amounts have been earned or accrued for this contingent purchase price.

      The above acquisitions were all accounted for as purchases and results of operations were included in the consolidated financial statements from their respective acquisitions dates. The purchase price for each acquisition was allocated based on estimated fair values at the date of acquisition. Substantially all the purchase prices were allocated to goodwill, which is being amortized on a straight-line basis over its estimated useful life. See Note 13--Goodwill. There were no acquisitions for the year ended December 31, 2000.

      The following summarized unaudited pro forma condensed statement of operations has been prepared as if the acquisitions in 1999 and 1998 had occurred on January 1, 1998.

                                                     1999      1998
                                                     ----      ----
Revenue:
  As reported....................................  $207,797  $188,169
  Pro forma......................................  $211,314  $194,552
Net income (loss) applicable to common stock:
  As reported....................................      $750    $(38)
  Pro forma......................................       $52   $(809)
Per share net income (loss) applicable to common
 stock assuming dilution:
  As reported....................................     $0.03    $0.00
  Pro forma......................................     $0.00   $(0.03)

      In management's opinion, the summarized pro forma condensed statement of operations does not purport to present what actual results would have been had the above transactions occurred on January 1, 1998, or to project results for any future period.

NOTE 7--DISPOSITIONS

      On December 23, 1999, the Company sold certain net assets related to its dealer services products to Info4cars.com Inc. ("Info4cars") in exchange for a note receivable of $0.6 million and common stock representing a 9.0% interest in Info4cars. Info4cars provides vehicle history reports and other products, such as custom auto buying programs, warranties, and competitive finance/lease programs. In connection with this disposition, the Company recorded a loss of $0.2 million, which is a component of other income, net in the consolidated statement of operations. The note receivable matures on November 1, 2002. The annual interest rate is the lesser of the prime rate as published by the Chase Manhattan Bank plus 2% or 9%, and is payable quarterly commencing February 1, 2000, and quarterly thereafter. Commencing on December 1, 2000 and continuing every month thereafter, principal and interest is payable in equal installments of approximately $29,500. In addition, in December 1999, the Company invested approximately $0.3 million for an additional 7.5% interest in Info4cars.

      During 2000, Info4cars failed to make interest payments due and payable to the Company under the terms of the note on February 1, May 1, and August 1. In September 2000, the Company and Info4cars agreed to amend the principal amount and terms of repayment of the note receivable ("Amended Note"). The Amended Note includes the past due interest payments owed to the Company on the original note, matures in May 2003 and bears interest at the prime rate. In addition, the Company converted its common stock into shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). As holders of the Series A Preferred Stock, the Company is entitled to receive, when and as declared by the board of directors of Info4cars, cash dividends at the rate of 8.0% of the original issue price per annum on each outstanding share of Series A Preferred Stock.

      See discussion in Note 8 - Restructuring Charges concerning the Company's decision to shut-down the D.W. Norris business in late December 2000.

NOTE 8--RESTRUCTURING CHARGES

      In December 2000, the Company decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a related charge of $6.0 million. This charge included a write-off of the remaining goodwill of $4.3 million, contractual commitments, including the office lease, of $0.8 million, severance and related costs to terminate approximately 86 employees of $0.5 million and a write-down of the fixed assets to net realizable value of $0.4 million. At December 31, 2000, no payments had been made for the severance and contractual commitments.

      In the fourth quarter of 1999, the Company recorded a reduction-in-force charge of approximately $2.2 million of which, $1.9 million was paid in 1999 and the remaining $0.3 million was paid in 2000. The charge consisted primarily of severance costs and included approximately $0.1 million for health care and outplacement costs related to the termination of approximately 100 employees. The actual expenditures related to the reduction-in-force approximated the amount originally estimated. This reduction-in-force was part of a company-wide effort to improve the Company's profitability to fund new initiatives.

      In the second quarter of 1998, the Company recorded a relocation charge of $1.7 million related to the relocation of certain customer service and claims processing operations to South Dakota. The charge for the relocation consisted primarily of severance and other incremental costs directly related to the relocation of 100 employees. The actual expenditures related to the relocation approximated the amount originally estimated and all expenditures associated with this relocation were completed by December 31, 1998. In connection with the relocation, the Company acquired a building and land at a total cost of $1.8 million.

NOTE 9--LITIGATION SETTLEMENTS

      In December 2000, the Company completed a settlement of a lawsuit against the American Salvage Pool Association. The settlement called for (i) an immediate cash payment by CCC of $0.9 million which was made on December 28, 2000; (ii) a cash payment of $0.3 million to be made on or before March 31, 2001; (iii) a cash payment of $0.3 million to be made on or before June 30, 2001; (iv) the shortening of the covenant not to compete by 6 months, to June 30, 2002; and (v) a general release of all claims.

      CCC was a defendant in an arbitration proceeding before the AMERICAN ARBITRATION ASSOCIATION CAPTIONED AUTOBODY SOFTWARE SOLUTIONS, INC. V. CCC INFORMATION SERVICES INC. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties have settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC has paid the plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice. In connection with this settlement, the Company has recorded and included a charge of $1.4 million in the consolidated statement of operations for the year ended December 31, 2000.

      In March 1999, the Company completed settlement of a lawsuit involving a former independent sales representative. The settlement resulted in a charge of $1.7 million including among other things payment for past earned commissions, resolution of disputed commissions and other costs associated with the resolution of the dispute. This charge was included in the consolidated statement of operations for the year ended December 31, 1998.

NOTE 10--INCOME TAXES

      Income taxes applicable to income (loss) before equity losses and minority interest consisted of the following:

                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
                                                                           (IN THOUSANDS)
Current provision:
   Federal...............................................       $(2,616)       $(5,736)      $(7,837)
   State.................................................          (273)          (904)       (1,318)
   Foreign...............................................            (4)            --            --
                                                              ------------   -----------   ------------
      Total current provision............................        (2,893)        (6,640)       (9,155)
                                                              ------------   -----------   ------------
Deferred (provision) benefit:
   Federal...............................................         1,192           (406)          600
   State.................................................           195           (315)         (305)
   Foreign...............................................           (62)            --            --
                                                              ------------   -----------   ------------
      Total deferred (provision) benefit.................         1,325           (721)          295
                                                              ------------   -----------   ------------
      Total income tax provision.........................       $(1,568)       $(7,361)      $(8,860)
                                                              ============   ===========   ============

         The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

                                              2000                     1999                      1998
                                      ---------------------    ----------------------   -----------------------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Federal income tax provision at
   statutory rate...............        $(2,791)    (35.0)%      $(5,165)    (35.0)%      $(7,153)    (35.0)%


State and local taxes, net of
   federal income tax effect and
   before valuation allowances..            (51)     (0.5)          (793)     (5.4)        (1,055)     (5.2)
Foreign taxes...................           (448)     (5.5)           (41)     (0.3)          (118)     (0.6)
Goodwill amortization...........         (1,125)    (13.9)          (839)     (5.7)          (562)     (2.7)
Change in valuation allowance...         (2,826)    (34.9)           150       1.0             --        --
Nondeductible expenses..........           (284)     (3.5)          (294)     (2.0)          (225)     (1.1)
InsurQuote investment...........          5,800      71.7             15       0.1           (342)     (1.7)
Other, net......................            157       1.9           (394)     (2.6)           595       2.9
                                        --------- ----------   -----------  ---------   -----------  --------
Income tax provision............        $(1,568)    (19.7)%      $(7,361)    (49.9)%      $(8,860)    (43.4)%
                                        ========= ==========   ===========  =========   ===========  ========

      See Note 3 - Investment in InsurQuote/ChannelPoint for discussion of income taxes as it relates to our investment in InsurQuote.

      During 2000, 1999 and 1998, the Company made income tax payments, net of refunds, of $1.6 million, $4.3 million and $8.8 million, respectively. In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. During 2000, 1999 and 1998, these tax benefits totaled $1.4 million, $0.9 million and $3.3 million, respectively.

      The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                              2000       1999
                                                                            --------- --------
                                                                              (IN THOUSANDS)
Deferred income tax assets:
   Deferred revenue....................................................      $1,396     $1,155
   Depreciation and amortization.......................................       1,826      1,578
   Bad debt expense....................................................         873      1,441
   Rent................................................................         939        912
   Litigation settlement...............................................         606        329
   Accrued compensation................................................         768        253
   Intangible amortization.............................................       1,110         --
   Foreign net operating losses........................................       2,826         --
   Other, net..........................................................       1,268      1,240
                                                                            --------- --------
Subtotal...............................................................      11,612      6,908
Valuation allowance....................................................      (2,826)        --
                                                                            --------- --------
Total deferred income tax asset........................................      $8,786     $6,908
Deferred income tax liabilities........................................        (748)      (189)
                                                                            --------- --------
Net deferred income tax asset..........................................      $8,038     $6,719
                                                                            ========= ========

NOTE 11--OTHER CURRENT ASSETS

      Other current assets consisted of the following:

                                                                                DECEMBER 31,
                                                                            ------------------
                                                                              2000      1999
                                                                            --------- --------
                                                                               (IN THOUSANDS)
Prepaid data royalties................................................       $1,892     $1,429


Prepaid equipment maintenance.........................................          926        585
Receivable from Enterstand............................................           --      6,798
Computer inventory....................................................          603        774
Other.................................................................        1,862      1,960
                                                                            --------- --------
      Total...........................................................       $5,283    $11,546
                                                                            ========= ========

NOTE 12--PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                DECEMBER 31,
                                                                            ------------------
                                                                              2000        1999
                                                                            ---------   --------
                                                                               (IN THOUSANDS)
Computer equipment.....................................................      $25,267   $36,398
Purchased software, licenses and databases.............................       15,199     9,142
Furniture and other equipment..........................................        7,281     7,522
Leasehold improvements.................................................        4,957     3,227
Building and land......................................................        1,796     1,796
                                                                            ---------  --------
      Total, gross.....................................................       54,500    58,085
Less accumulated depreciation..........................................      (32,401)  (40,278)
                                                                            ---------  --------
      Total, net.......................................................      $22,099   $17,807
                                                                            =========  ========

      As a result of a review of the Company's computer equipment and software in 2000, the Company wrote-off out-of-service fully depreciated assets totaling $15.8 million.

      As of December 31, 2000 and 1999, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $1.0 million and $1.8 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $1.0 million and $0.2 million in 2001 and 2002, respectively.

NOTE 13--GOODWILL

         Goodwill consisted of the following:

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                       2000        1999
                                                                                   ----------- -----------
                                                                        LIFE          (IN THOUSANDS)
                                                                       ----------
CCC acquisition (1988)..............................................    20 years      $16,458     $16,458
UCOP acquisition (1994).............................................     7 years        3,665       3,665
CCC International acquisition (1998)................................     7 years        1,910       1,910
PCSI acquisition (1998).............................................     7 years        3,059       2,825
D.W. Norris acquisition (1999)......................................    12 years           --       4,891
Fleming and Hall acquisition (1999).................................     7 years          350         350
Other (1999)........................................................     3 years          518         518
                                                                                   ----------- -----------
      Total, gross..................................................                   25,960      30,617


Less accumulated amortization.......................................                  (16,365)    (14,259)
                                                                                   ----------- -----------
      Total, net....................................................                   $9,595     $16,358
                                                                                   =========== ===========


      See discussion in Note 8 - Restructuring Charges concerning the Company's decision to shut-down the D.W. Norris business in late 2000 and the write-off of D.W. Norris's goodwill.


NOTE 14--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following:

                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                              2000        1999
                                                                           ----------  ----------
                                                                               (IN THOUSANDS)
Accounts payable.....................................................       $16,228     $17,779
Compensation.........................................................        10,347       5,805
Professional fees....................................................         2,016       5,032
Litigation settlement................................................         1,623         873
Sales tax............................................................         1,589       1,827
Health insurance.....................................................           887         638
Commissions..........................................................           874       1,151
Other, net...........................................................         1,736         813
                                                                           ----------  ----------
Total................................................................       $35,300     $33,918
                                                                           ==========  ==========

NOTE 15--LONG-TERM DEBT

      On October 28, 1998, the credit facility between CCC and its commercial bank was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility with LaSalle National Bank, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. CCC requested an increase in the credit facility to provide financing to pursue strategic acquisitions, to provide CCC with the flexibility for growth opportunity investments and to fund working capital requirements, as necessary. The revolving line of credit commitment was to be reduced by $10 million on October 31, 2001, $15 million on October 31, 2002 and $75 million on October 31, 2003. The interest rate under the amended bank credit facility was the London Interbank Offered Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. During the years ended December 31, 2000, 1999 and 1998, the weighted average interest rates were 7.6%, 6.8% and 6.5%, respectively. CCC made cash interest payments of $2.6 million, $1.1 million and $0.1 million, during the years ended December 31, 2000, 1999 and 1998, respectively. During 2000 and 1999, CCC had net borrowings under the line of credit of $18.0 million and $13.0 million, respectively, resulting from draws under the credit facility of $53.0 million and $54.0 million, respectively, and repayments of $35.0 million and $41.0 million, respectively, on those draws. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility. When borrowings are outstanding, interest payments are due quarterly.

      Under the bank credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the bank credit facility. On February 15, 2001, CCC received a waiver from its banks with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, place a general security on our assets on behalf of the banks and increase interest rates to reflect current market and credit conditions.

      On April 17, 2001, CCC and its agent bank, LaSalle National Bank, amended the existing bank credit facility agreement. This amendment provides CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restates future covenants. Under the terms of the amended agreement, the credit facility has been reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001 and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended bank credit facility is secured by a blanket first priority lien on all assets of CCC and its subsidiaries assets, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended bank credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. CCC expects to be in compliance with all the covenants in the April 17, 2001 amended credit facility agreement based on the 2001 business plan and other potential operating and financial actions available to the Company, if required.

      Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts and Enterstand investments.

      CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for its services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's PATHWAYS COLLISION ESTIMATING software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

      We have over the past three years been able to fund all of our working capital needs and capital expenditures from cash generated from operations. Management believes that cash flows from operations, its available credit line facility, the funding it received from Capricorn and other financing alternatives currently being pursued will be sufficient to meet our liquidity needs for the year ending December 31, 2001. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.


      In connection with the acquisition of D.W. Norris in August of 1999, the Company assumed $0.5 million of debt outstanding under a credit facility agreement with Barclays Bank PLC bearing interest at LIBOR plus 3%. This credit facility was paid in full in December 2000 and no further borrowings are permitted under this facility. D.W. Norris made cash interest payments of $0.2 million and $0.1 million during the years ended December 31, 2000 and 1999.

      Long-term debt consisted of the following:

                                                                           DECEMBER 31,
                                                                    ------------------------
                                                                        2000        1999
                                                                    -----------  -----------
                                                                        (IN THOUSANDS)
Bank revolving credit facility...................................     $42,000      $24,000
D.W. Norris credit facility......................................          --          510
Capital lease obligations........................................         314          615
                                                                    -----------  -----------
      Total debt.................................................      42,314       25,125
Due within one year..............................................         314          440
                                                                    -----------  -----------
Due after one year...............................................     $42,000      $24,685
                                                                    ===========  ===========

NOTE 16--CCC CAPITAL TRUST

      On February 23, 2001, CCC Capital Trust, a wholly-owned subsidiary of the Company ("CCC Trust"), issued 15,000 Trust Preferred Securities ("Trust Preferred Securities") and the Company issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its Common Stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., an existing stockholder of the Company. The Company received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale have been, and will be, used for general corporate purposes.

      In connection with CCC Trust's issuance of the Trust Preferred Securities and the related purchase by the Company of all of CCC Trust's common securities, the Company issued an Increasing Rate Note Due 2006 in the principal amount of $15.5 million, due February 23, 2006 ("Increasing Rate Note") to CCC Trust. The sole asset of CCC Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. The Company has unconditionally guaranteed all the Trust Preferred Securities to the extent of the assets of CCC Trust.

      The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of
(i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred

Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions.

NOTE 17--MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 18--TREASURY STOCK

      During 1999 and 1998, the Board of Directors authorized the Company to repurchase 4.1 million common shares at a price not to exceed $15 per share. On June 12, 2000, the Board of Directors authorized the Company to purchase an additional 2.0 million common shares. At December 31, 2000, the Company has authorization to purchase 1.9 million of its common shares. The Company repurchased in 2000, 1999 and 1998 approximately 0.7 million shares, 2.1 million shares and 1.4 million shares, respectively, with cash outlays of $8.2 million, $24.1 million and $15.7 million, respectively. As part of the legal settlement between CCC and Autobody Software Solutions, Inc ("Autobody") (See Note 9--Litigation Settlements), the Company issued 15,000 common shares at a cost of $0.2 million to Autobody. In 1999, the Company recorded a compensation charge of $1.2 million as a result of a stock repurchase of 500,000 common shares from a charitable trust funded by the Company's former chairman, David M. Phillips. In addition, in June 1999, the Company issued 12,000 common shares valued at $12.75 per share on the date of issuance as additional compensation to a member of the Company's Board of Directors.

NOTE 19--EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION SAVINGS AND INVESTMENT PLAN

      The Company sponsors a defined contribution savings and investment plan ("Savings Plan"). Participation in the Savings Plan is voluntary, with substantially all employees eligible to participate. Expenses related to the Savings Plan consist primarily of Company contributions that are based on percentages of certain employees' contributions. Defined contribution expense for 2000, 1999 and 1998 was $1.1 million, $1.2 million and $0.7 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

      In March of 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the employee stock purchase plan, 500,000 shares have been authorized for issuance. During 2000, 1999 and 1998, the Company issued 77,736, 77,384 and 57,918 shares pursuant to the employee stock purchase plan at prices ranging from $5.63 to $14.13, $8.18 to $11.05 and $9.35 to $20.61, respectively. See Note 20 -- Stock
Option Plan for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS 123.

NOTE 20--STOCK OPTION PLAN

      In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan ("1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors ("Committee"). The 1988 Plan's options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. Under the 1988 Plan, 2,956,040 total options were available to be granted. At December 31, 2000, no additional options can be granted and 356,165 options were outstanding under the 1988 Plan.

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

      On June 28, 2000, the Company's shareholders approved a new stock incentive plan ("2000 Plan") as an amendment and restatement of the 1997 Plan. The terms of the 2000 Plan were applied to all outstanding options under the 1997 Plan. No additional awards will be granted under the 1997 Plan. The 2000 Plan provides that the aggregate number of shares of the Company's common stock that may be issued under the 2000 Plan, including shares authorized but not issued or reserved under the 1997 Plan, shall not exceed 3,900,000. In the event of a lapse, expiration, termination, forfeiture or cancellation of any option granted under the 2000 Plan or the 1997 Plan without the issuance of shares or payment of cash, the common stock subject to or reserved for such incentive may be used again. At December 31, 2000, additional options of 969,998 are available to be granted under the 2000 Plan.

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

      Option activity during 2000, 1999 and 1998 is summarized below:

                                                2000                        1999                        1998
                                        -------------------------- -------------------------- ---------------------------
                                                     WEIGHTED                    WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                                     EXERCISE                    EXERCISE                    EXERCISE
                                          SHARES       PRICE        SHARES         PRICE        SHARES         PRICE
                                        ----------   ---------     ----------   ----------    -----------   -------------
Options Outstanding:
   Beginning of year................     2,210,136      $6.48      1,975,050       $9.64       1,815,603         $6.62
   Granted..........................     1,911,671     $10.45        871,775      $11.80         901,375        $13.95
   Exercised........................     (358,267)      $6.95       (310,467)      $4.15        (468,644)        $2.24
   Surrendered or terminated........     (573,527)     $12.83       (326,222)     $13.54        (273,284)       $16.50
                                        ----------                 ----------                 -----------
      End of year...................     3,190,013     $10.57      2,210,136       $6.48       1,975,050         $9.64
                                        ==========                 ==========                 ===========
Options exercisable at year-end.....       788,665     $10.29        858,274       $8.25         761,653         $5.72
                                        ==========   =========     ==========   ==========    ===========   =============


Weighted average fair value of
   options granted during the year..        $4.72                     $11.80                     $13.85
                                        ==========                 ==========                 ===========

      The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       ------------------------------------------------  ----------------------------------
                                                       WEIGHTED            WEIGHTED                           WEIGHTED
                                                        AVERAGE             AVERAGE                           AVERAGE
                                                       REMAINING           EXERCISE                           EXERCISE
RANGE OF EXERCISE PRICES                  SHARES    CONTRACTUAL LIFE         PRICE           SHARES             PRICE
-------------------------              ------------ ----------------   ----------------  ---------------    ---------------
$ 1.38 to $ 1.38..................        154,680          3.23             $1.38            154,680             $1.38
$ 6.25 to $ 8.69..................      1,028,448          9.92             $8.44                 --               $--
$ 9.50 to $ 10.63.................        558,450          9.32            $10.39             27,125             $9.50
$11.13 to $11.20..................        447,388          5.08            $11.16            264,863            $11.18
$12.00 to $14.75..................        652,574          7.37            $12.68            264,497            $12.47
$15.19 to $23.13..................        348,473          6.74            $16.48             77,500            $17.90
                                       ------------                                      ---------------
$1.38 to $23.13...................      3,190,013          7.94            $10.57            788,665            $10.29
                                       ============                                      ===============

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 41%, 36% and 32% for 2000, 1999 and 1998, respectively; and a risk-free interest rate of 5.9%, 5.5% and 4.7% for 2000, 1999 and 1998, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2000 and 1999 and 4.5 years to 5.5 years for 1998. No dividend yield was assumed for all years.

      The Company applies Accounting Principle Board Opinion No. 25 in accounting for its fixed stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS 123, the Company's net income (loss) applicable to common stock and related per share amounts would have been impacted as indicated below:

                                                                              2000        1999        1998
                                                                              ----        ----        ----
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)
Net income (loss) applicable to common stock:
   As reported..........................................................      $(9,243)       $750       $(38)
   Pro forma............................................................     $(11,051)      $(638)     $(836)
Per share net income (loss) applicable to common stock assuming dilution:
   As reported..........................................................       $(0.42)      $0.03        $--
   Pro forma............................................................       $(0.51)     $(0.03)    $(0.03)

      The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 2000, 1999 and 1998. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 21--EARNINGS PER SHARE

      A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, is presented below (in thousands, except per share data):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                         2000        1999        1998
                                                                                      ---------- -----------  ----------
Net income (loss)..................................................................    $(9,243)        $752        $(81)
Less: Dividends and accretion on mandatorily redeemable preferred stock............         --           (2)         43
                                                                                      ---------- -----------  ----------
Net income (loss) applicable to common stock.......................................    $(9,243)        $750        $(38)
                                                                                      ========== ===========  ==========
Weighted average common shares.....................................................     21,851       22,856      24,616
Effect of common stock options.....................................................         --          306         572
                                                                                      ---------- -----------  ----------
Weighted average diluted shares....................................................     21,851       23,162      25,188
                                                                                      ========== ===========  ==========
Income per common share--basic......................................................    $(0.42)       $0.03         $--
                                                                                      ========== ===========  ==========
Income per common share--diluted...................................................     $(0.42)       $0.03         $--
                                                                                      ========== ===========  ==========

      Options to purchase a weighted average number of 820,178 shares, 708,919 shares and 251,136 shares of common stock for 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The price of these options ranged from $12.63 to $21.88 per share. At December 31, 2000, 738,202 of these options, which expire between 2002 and 2010, were still outstanding. In addition, since the Company had a net loss for the year ended December 31, 2000, options to purchase a weighted average of 228,849 shares were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE 22--COMMITMENTS AND CONTINGENCIES

      The Company leases facilities, computers, telecommunications and office equipment under noncancelable operating lease agreements that expire at various dates through 2008. As of December 31, 2000, future minimum cash lease payments, including amounts due under operating leases entered into in 2001, were as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
2001......................................................            $14,102
2002......................................................             14,428
2003......................................................             13,972
2004......................................................              4,890
2005......................................................              3,583
Thereafter................................................              8,019
                                                                 --------------
Total.....................................................            $58,994
                                                                 ==============

      During 2000, 1999 and 1998, operating lease rental expense was $7.6 million, $6.7 million and $5.1 million, respectively.

      The Company has a $0.1 million letter of credit available until October 2003 for the CCC International office space in Peterborough, United Kingdom and a $.7 million letter of credit available until March 31, 2002 for DriveLogic's office space in Chicago. Under the terms of this agreement, interest rates are determined at the time of borrowing. There was no amount outstanding under the letter of credits at December 31, 2000.

NOTE 23--BUSINESS SEGMENTS

      SFAS 131, "Disclosures About Segments for Enterprise and Related Information," requires companies to provide certain information about their operating segments.

      The Company has four reportable segments: CCC U.S., Consumer Services, International and DriveLogic (formerly described as the Company's Internet Business-to-Business Division). CCC U.S.'s products and services generally are used by its customers to facilitate the processing of automobile physical damage claims, improve decision making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. Consumer Services offers a suite of products and services for the complete outsourcing of automobile physical damage claims processing. CCC International provides claims consulting for a large insurance company and other products to help manage the claims process and settlement of repairable automobile claims in Europe. DriveLogic, formed in 1999, is developing products and services that will serve the automobile claims industry supply chain through the Internet.

      The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations (e.g. product development, finance and administration) tasked with facilitating the performance of the revenue producing divisions. Segment expenses represent principally salaries and related employee expenses directly related its activities. Each revenue division and support organization is led by a president or executive vice president that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing segments and include product engineering, management information systems, legal, finance and administration costs. These costs are mainly incurred for the benefit of CCC U.S.

      Financial information relating to each reportable segment was as follows (In thousands):

                                                  CONSUMER         CCC                        SHARED          CCC
                                     CCC U.S.     SERVICES    INTERNATIONAL   DRIVELOGIC     SERVICES     CONSOLIDATED
                                    -----------  -----------  --------------  ----------    ----------    ------------
2000
----
Revenues..........................  $  176,888   $ 25,140      $   7,752      $      --     $     --       $  209,780
Operating expenses................     (66,381)   (30,510)       (11,906)       (19,135)     (83,760)        (211,692)
Restructuring charges.............          --         --         (6,017)            --           --           (6,017)
Litigation settlements............      (2,375)        --             --             --           --           (2,375)
                                    -----------  -----------  --------------  ----------    ----------    ------------
Operating income (loss)...........     108,132     (5,370)       (10,171)       (19,135)     (83,760)         (10,304)
Gain on settlement of marketing
   agreement                             4,144         --             --             --           --            4,144
Gain on exchange of investment
   securities, net                      18,437         --             --             --           --           18,437
Equity in loss of affiliates......          --         --        (15,650)        (2,071)          --          (17,721)
                                    -----------  -----------  --------------  ----------    ----------    ------------
Division operating margin.........  $  130,713   $ (5,370)     $ (25,821)     $ (21,206)    $(83,760)      $   (5,444)
                                    ===========  ===========  ==============  ==========    ==========    ============
Accounts receivable, net..........  $   14,889   $  5,269      $   1,224      $      --     $     --       $   21,382
                                    ===========  ===========  ==============  ==========    ==========    ============
1999
----
Revenues..........................  $  173,723   $ 28,776      $   5,298      $      --     $     --       $  207,797
Operating expenses................     (84,877)   (29,059)        (6,034)          (731)     (69,109)        (189,810)
Restructuring charges.............          --         --           (389)            --       (1,853)          (2,242)
                                    -----------  -----------  --------------  ----------    ----------    ------------
Operating income (loss)...........      88,846       (283)        (1,125)          (731)     (70,962)          15,745
Equity in loss of affiliates......      (4,167)        --         (2,478)            --           --           (6,645)
                                    -----------  -----------  --------------  ----------    ----------    ------------


Division operating margin.........  $   84,679   $   (283)     $  (3,603)     $    (731)    $(70,962)      $    9,100
                                    ===========  ===========  ==============  ==========    ==========    ============
Accounts receivable, net..........  $   11,433   $  8,542      $   4,402      $      --     $     --       $   24,377
                                    ===========  ===========  ==============  ==========    ==========    ============
1998
----
Revenues..........................  $  168,135   $ 19,358      $     676      $      --     $     --       $  188,169
Operating expenses................     (85,154)   (19,768)        (1,121)            --      (58,770)        (164,813)
Restructuring charges.............      (1,707)        --             --             --           --           (1,707)
Litigation settlements............      (1,650)        --             --             --           --           (1,650)
                                    -----------  -----------  --------------  ----------    ----------    ------------
Operating income (loss)...........      79,624       (410)          (445)            --      (58,770)          19,999
Equity in loss of affiliates......     (11,447)        --           (211)            --           --          (11,658)
                                    -----------  -----------  --------------  ----------    ----------    ------------
Division operating margin.........  $   68,177   $   (410)     $    (656)      $     --     $(58,770)      $     8,341
                                    ===========  ===========  ==============  ==========    ==========    ============
Accounts receivable, net..........  $   16,325   $  5,985      $     902       $     --     $     --       $    23,212
                                    ===========  ===========  ==============  ==========    ==========    ============

      During the years ended December 31, 2000, 1999 and 1998, substantially all revenues recognized in CCC U.S. and Consumer Services were derived from customers located in the United States. During those same periods, substantially all revenues recognized in CCC International were derived from customers located in Europe, mainly in the United Kingdom.

         Revenue by major products include:

                                                                                    2000          1999          1998
                                                                                ------------  -----------   ------------
Pathways Workstation/Collision Estimating Services and Products............       $113,892      $109,585      $102,941
Vehicle Valuation Services and Products....................................         49,331        51,229        51,061
Claims Outsourcing & Third Party Administration Services and Products .....         28,111        26,104        12,432
ACCESS.....................................................................          4,780         7,970         7,602
Other......................................................................         13,666        12,909        14,133
                                                                                ------------  -----------   ------------
Total                                                                             $209,780      $207,797      $188,169
                                                                                ============  ===========   ============

NOTE 24--LEGAL PROCEEDINGS

      On January 31, 2000, a putative class action lawsuit was filed against CCC, Dairyland Insurance Co., and Sentry Insurance Company in the Circuit Court of Johnson County, Illinois. The case is captioned SUSANNA COOK V. DAIRYLAND INS. CO., SENTRY INS. AND CCC INFORMATION SERVICES INC., NO. 2000 L-1. Plaintiff alleges that her insurance company, using a valuation prepared by CCC, offered an inadequate amount for her automobile. Plaintiff seeks to represent a nationwide class of all insurance customers, who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The complaint also seeks certification of a defendant class consisting of all insurance companies who used the Company's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs. Dairyland and Sentry filed a motion to compel an appraisal under the terms of the Plaintiff's policy, which motion was denied by the trial court. Dairyland and Sentry have appealed the denial of that motion.

      During January and February of 2001, the group of plaintiffs' lawyers who filed the COOK lawsuit filed ten (10) additional putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Madison County, Illinois. Those cases are captioned as follows: LANCEY V. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 113 (FILED 1/29/01); SCHOENLEBER V. PRUDENTIAL PROPERTY AND CASUALTY INC. CO. AND CCC INFORMATION

SERVICES INC., CASE NO. 01 L 99 (FILED 1/18/01); EDWARDS V. MID-CENTURY INS. CO. d/b/a FARMERS INS. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 151 (FILED 2/6/01); BORDONI V. CGU INS. GROUP d/b/a CGU INS. CO. OF ILLINOIS AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 157 (FILED 2/6/01); RICHARDSON V. PROGRESSIVE PREMIER INS. CO. OF ILLINOIS d/b/a PROGRESSIVE AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 149 (FILED 2/6/01); BILLUPS V. GEICO GENERAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 159 (FILED 2/6/01); HUFF V. HARTFORD INS. CO. OF ILLINOIS d/b/a THE HARTFORD AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 158 (FILED 2/6/01); KNACKSTEDT V. ST. PAUL FIRE AND MARINE INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 153 (FILED 2/6/01); MOORE V. SHELTER INS. COS. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 160 (FILED 2/6/01); TRAVIS V. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 290 (FILED 2/16/01).

      In each case, the plaintiff alleges that his or her insurance company, using a valuation prepared by CCC, offered an inadequate amount to settle his or her total loss claim. Each plaintiff seeks to represent a nationwide class of the defendant insurance comany's customers, who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs. CCC has not yet responded to these complaints.

      Between October of 1999 and July of 2000, a separate group of plaintiffs' attorneys filed a series of putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Cook County, Illinois. The cases are captioned as follows: ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH 15032 (FILED 10/19/99); GIBSON V. ORIONAUTO, GUARANTY NATIONAL INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15082 (FILED 10/20/99); KEILLER
V. FARMERS INSURANCE GROUP OF COMPANIES, FARMERS GROUP, INC., FARMERS INSURANCE EXCHANGE, FARMERS INSURANCE CO. OF OREGON, AND CCC INFORMATION SERVICES INC., NO. 99 CH 15485 (FILED 10/20/99); STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15557 (FILED 10/28/99); MYERS V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA AND CCC INFORMATION SERVICES INC., NO. 00 CH 2793 (FILED 2/22/00); LEPIANE V. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST AND CCC INFORMATION SERVICES INC., NO. 00 CH 10545 (FILED 7/18/00).

      In the ALVAREZ-FLORES case, the insurance company defendants filed a motion to compel an appraisal and to stay the litigation pending the appraisal. The court granted that motion on April 14, 2000. On December 8, 2000, following the conclusion of the appraisal, the Court granted a motion by the Plaintiff to lift the stay, except that the Court continued the stay with regard to discovery. The Court further ordered the defendants to file dispositive motions regarding the appraisal to be filed by January 26, 2001. CCC and Atlanta Casualty each filed a motion to dismiss on that date. Those motions are fully briefed and scheduled for oral argument on April 19, 2001.

      In the GIBSON case, the insurance company defendants filed a motion to compel an appraisal and to stay the litigation pending the appraisal. The court granted that motion on May 30, 2000. The appraisal is ongoing and the case remains stayed.

      In the KEILLER case, the plaintiff voluntarily dismissed the case without prejudice on July 6, 2000.

      In the MYERS case, the defendants filed motions to dismiss or stay the plaintiffs' claims on June 15, 2000. The motions were granted in part and denied in part on September 12, 2000. The Plaintiff filed a First Amended Class Action Complaint on September 22, 2000. The defendants filed motions to dismiss or stay the plaintiffs' claims on October 20, 2000. On February 15 and 16, 2001, the Court dismissed all but one of the plaintiff's claims without prejudice. Plaintiff filed her Second Amended Class Action Complaint on March 2, 2001. CCC's answer or other responsive pleading is due on April 9,

2001. Briefing is scheduled to be completed on any motions to dismiss the Second Amended Class Action Complaint on June 7, 2001, and oral argument is currently scheduled for June 14, 2001.

      In the STEPHENS case, the Progressive defendants filed a motion to dismiss the plaintiff's claims on January 10, 2000. The plaintiff subsequently requested and was granted leave to file a First Amended Class Action Complaint, which was filed on September 14, 2000. On December 12, 2000, all defendants filed motions to stay or dismiss Plaintiffs' claims. Those motions are fully briefed and are scheduled for oral argument on April 19, 2001.

      In the LEPIANE case, CCC filed a motion to dismiss or stay plaintiffs' claims on October 30, 2000. The motion was scheduled for hearing on February 23, 2001; at that time, however, the Circuit Court judge recused herself. The case was reassigned to a different judge on February 26, 2001. The motions have not yet been scheduled for hearing.

      On August 23, 2000, a putative statewide class action was filed in the Circuit Court for Hillsborough County, Florida, against CCC and USAA Casualty Insurance Company. SINTES V. USAA CASUALTY INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 2000-0006380. Plaintiffs allege that USAA contracted with CCC to provide valuations of "total loss" vehicles and that CCC supplied valuations that were intentionally below the fair market value of the insured vehicle. The plaintiffs assert various common law claims against USAA seeking unspecified damages. The plaintiffs also assert a single claim for injunctive relief against USAA and CCC. Plaintiffs also request an award of pre- and post-judgment interest and an award of attorneys' fees, litigation expenses and costs. The group of plaintiffs' attorneys who filed the Sintes case includes several attorneys who have previously filed similar cases against CCC and various of its customers in the Circuit Court of Cook County, Illinois (see above). CCC filed a motion to dismiss Plaintiffs' Class Action Complaint and a motion to strike Plaintiffs' claim for attorneys' fees on December 7, 2000. On February 16, 2001, the Court entered an order granting CCC's motion to strike Plaintiffs' claim for attorneys' fees and CCC's motion to dismiss the Class Action Complaint. Although the Court gave Plaintiffs' leave to file an amended complaint within twenty days of that order, Plaintiffs declined to do so. Plaintiffs' claims against CCC have therefore been dismissed without prejudice.

      Between June and August of 2000, a separate group of plaintiffs' attorneys filed three putative class action cases against CCC and various of its insurance company customers in the State Court of Fulton County, Georgia. Those cases are MCGOWAN V. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., AND CCC INFORMATION SERVICES INC., CASE NO. 00VS006525 (FILED 6/16/00), DASHER V. ATLANTA CASUALTY CO. AND CCC INFORMATION SERVICES INC., CASE NO. 00VS006315 (FILED 6/16/00) AND WALKER V. STATE FARM MUTUAL AUTOMOBILE INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 00VS007964 (FILED 8/2/00). The plaintiff in each case alleges that his or her insurance company, using a valuation prepared by CCC, offered plaintiff an inadequate amount for his or her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with the applicable Georgia regulations. The plaintiffs assert various common law and statutory claims against the defendants and seek to represent a nationwide class of insurance company customers. Additionally plaintiffs seek to represent a similar statewide sub-class for claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses.

      In all three of these cases, the insurance company defendants filed motions to compel appraisals under the terms of the plaintiffs' insurance policies. All three cases are pending before the same judge, who held a consolidated hearing on the insurers' motions on December 19, 2000. At that hearing, the Court granted the insurers' motions to compel appraisals and to stay the litigation pending the appraisal process. The cases, including the plaintiffs' claims against CCC, are now stayed pending the appraisals.

      On August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. WHITWORTH V. NATIONWIDE MUTUAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. CVH-08-6980. The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed three putative class actions against CCC and various of its customers in Fulton County State Court (reported above). The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's TOTAL LOSS VALUATION product provides values that do not comply with applicable regulations in Ohio and thirteen other states. Nationwide filed a motion to dismiss the Plaintiffs' Complaint on October 16, 2000. CCC filed a motion to dismiss the Complaint on October 23, 2000. On January 19, 2001, after the briefing on those motions was completed but before the Court had ruled on them, Plaintiffs filed a First Amended Complaint. Nationwide and CCC both filed motions to dismiss the First Amended Complaint on February 26, 2001. No briefing schedule or oral argument date has been set.

      On or about March 27, 1998 a case entitled GARDNER V. ALLSTATE INDEMNITY CO., CIVIL ACTION 98-D-480-N (M.D. ALA.), was filed in the Circuit Court of Montgomery County, Alabama. CCC is not named as a defendant in the case, and no relief is sought against CCC by the plaintiffs. In the Complaint, plaintiffs asserted claims against one of CCC's customers, Allstate Indemnity Co., for unjust enrichment and constructive trust and for breach of contract based on Allstate's use of an unidentified total loss valuation product. Allstate removed the case to the United States District Court for the Middle District of Alabama in April 1998 (GARDNER V. ALLSTATE INDEMNITY CO., CIVIL ACTION 98-D-480-N). Plaintiffs moved for class certification on August 28, 1998. Plaintiffs' class certification motion was granted on April 28, 2000. Pursuant to the April 28, 2000 order, the district court certified a plaintiff class of all Alabama customers who, from March 26, 1992 through the time of final judgment in the case, (1) have been insured under or paid pursuant to an Allstate auto policy,
(2) whose vehicles have been declared a total loss by Allstate; and (3) to whom Allstate has paid out a claim for a total loss adjusted based on CCC valuations. The United States District Court for the Middle District of Alabama entered an order on February 20, 2001 remanding the case to the Circuit Court of Montgomery County, Alabama. The District Court, which had certified a statewide class of Allstate customers whose total loss claims had been adjusted by Allstate based on total loss valuations prepared by CCC, found that it did not have subject matter jurisdiction over the case.

      Four of the Company's automobile insurance company customers have made contractual and, in some cases, also common law indemnification claims against the Company for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred by them in connection with litigation relating to their use of the Company's TOTAL LOSS valuation product. With respect to one of these claims, the Company believes that it is questionable whether the Company has any responsibility, and in any event, the Company believes that any amount owed would be immaterial with respect to both results of operations and financial position. With regard to the remaining three claims, the Company has not yet been advised of specific facts to support these customers' demands for indemnification nor has any specific dollar amount been demanded. In any event, the Company believes it has defenses to these claims, including, in one instance a general release and counterclaims for indemnification.

      CCC intends to vigorously defend all of the above described lawsuits and claims to which it is a party, and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

NOTE 25--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

      The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 2000 and 1999. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

                                                 2000                                          1999
                              --------------------------------------------- ---------------------------------------------
                                FIRST      SECOND      THIRD      FOURTH      FIRST      SECOND      THIRD      FOURTH
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Revenues...................    $ 55,424   $ 51,265      51,461    $ 51,630   $ 49,909    $ 50,968     51,649    $ 55,271
Operating expenses.........     (48,949)   (51,006)    (55,925)    (55,812)   (43,590)    (50,337)   (47,932)    (47,951)
Restructuring charges......          --         --          --      (6,017)        --          --         --      (2,242)
Litigation settlements.....          --         --      (1,425)       (950)        --          --         --          --
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Operating income (loss)....       6,475        259      (5,889)    (11,149)     6,319         631      3,717       5,078


Interest expense...........        (667)      (755)       (881)       (899)      (195)       (186)      (412)       (606)
Other income, net..........       4,377        225         148         363         39         189        175           9
Gain on exchange of
   investment securities,
   net.....................          --     18,437          --          --         --          --         --          --
Equity in losses of
   ChoiceParts.............          --       (312)       (476)     (1,283)         --          --         --         --
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Income (loss) before
   income taxes............      10,185     17,854      (7,098)    (12,968)     6,163         634      3,480       4,481
Income tax benefit
   (provision).............      (4,837)     2,899       3,153      (2,783)    (2,679)        (58)    (2,099)     (2,525)
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Income (loss) before
   equity losses and
   minority interest.......       5,348     20,753      (3,945)    (15,751)     3,484         576      1,381       1,956
Equity in net losses of
   affiliates..............        (813)    (3,496)     (3,657)     (7,684)    (4,495)       (501)      (814)       (835)
Minority share in earnings
   of subsidiaries.........          --         --          --           2         --          --          1          (1)
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Net income (loss)..........       4,535     17,257      (7,602)    (23,433)    (1,011)         75        568       1,120
Dividends and accretion on
   mandatorily redeemable
   preferred stock.........          --         --          --          --         (1)         (1)        --          --
                              ---------- ---------- ----------- ----------- ----------- ---------- ----------- ----------
Net income (loss)
   applicable to common
   stock...................      $4,535    $17,257     $(7,602)   $(23,433)   $(1,012)        $74       $568      $1,120
                              ========== ========== =========== =========== =========== ========== =========== ==========
PER SHARE DATA:
    Income (loss) per
      common share--basic...      $0.20      $0.79      $(0.35)     $(1.08)    $(0.04)     $(0.00)     $0.03       $0.05
                              ========== ========== =========== =========== =========== ========== =========== ==========
    Income (loss) per
      common share--diluted.      $0.20      $0.78      $(0.35)     $(1.08)    $(0.04)     $(0.00)     $0.03       $0.05
                              ========== ========== =========== =========== =========== ========== =========== ==========
Weighted average shares
   outstanding:
   Basic...................      22,149     21,959      21,613      21,687     23,720      23,381     22,429      21,920
   Diluted.................      22,811     22,113      21,613      21,687     24,135      23,685     22,670      22,225

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                             BALANCE AT       CHARGED TO      CHARGED TO                          BALANCE
                                            BEGINNING OF      COSTS AND         OTHER          ADDITIONS/          AT END
DESCRIPTION                                    PERIOD          EXPENSES        ACCOUNTS        DEDUCTIONS         OF PERIOD
-----------                                 ------------      ----------      ----------       ----------         ---------
1998 Allowance for Doubtful Accounts.            2,663          8,331              22  (b)        (7,758) (a)       3,258
1999 Allowance for Doubtful Accounts.            3,258          8,280              --             (7,563) (a)       3,975
2000 Allowance for Doubtful Accounts.            3,975          4,494             200              4,971  (a)       3,698
1998 Deferred Income Tax Valuation
   Allowance.........................              293             --              --                 48              341
1999 Deferred Income Tax Valuation
   Allowance.........................              341             --              --               (341)              --
2000 Deferred Income Tax Valuation
   Allowance.........................               --             --              --              2,826            2,826

-----------

(a)  Accounts receivable write-offs, net of recoveries.

(b)  Opening reserve balance for Professional Claims Services Inc.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

3.1     Amended and Restated Certificate of Incorporation of the Company*
3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation for the Company*
3.3 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1,
        1999)
10.1 Amended and Restated Credit Facility Agreement between CCC Information Services Inc., LaSalle Bank National Association and the other financial institutions party thereto (incorporated herein by reference to Exhibit
        10.1 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)
10.2 Waiver and Amendment to Amended and Restated Credit Facility Agreement between CCC Information Services, Inc. and LaSalle Bank National Association*
10.3 Second Waiver and Amendment to Amended and Restated Credit Facility Agreement between CCC Information Services, Inc. and LaSalle Bank National Association*
10.4*   Amended and Restated Security Agreement between CCC Information
        Services Inc. and LaSalle Bank National Association
10.5 Amended and Restated MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.2 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)
10.6 European Version of MOTOR Crash Estimating Guide Data License (incorporated herein by reference to Exhibit 10.1 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)
10.7 Stock Option Plan (incorporated herein by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-8, Commission File Number 333-15207 filed October 31, 1996)
10.8    1997 Stock Option Plan, as amended (incorporated herein by reference to
        Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-67645 filed November 20, 1998)
10.9 1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-8, Commission File Number 333-79983 filed June 4, 1999)
10.10 401(K) Company Retirement Saving & Investment Savings Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission Number 333-32139 filed July 25, 1997)
10.11   1998 Employee Stock Purchase Plan (incorporated herein by reference to
        Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-47205 filed March 2, 1998)
10.12 Sale and Purchase Agreement between the Company and Phillip Carter dated July 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's 1998 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 1, 1999)
10.13 ChoiceParts, LLC Members' Agreement By and Among ChoiceParts, LLC, ADP, Inc., CCC Information Services, Inc. and The Reynolds and Reynolds Company dated May 4, 2000*
10.14 Securities Purchase Agreement dated as of February 23, 2001 Among CCC Information Services Group Inc., CCC Capital Trust and Capricorn Investors III, L.P.*
10.15 Registration Rights Agreement dated as of February 23, 2001 Between CCC Information Services Group Inc. and Capricorn Investors III, L.P.*
10.16 Warrant dated as of February 23, 2001 issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P.*
10.17 Letter Agreement dated as of February 23, 2001 between CCC Information Services Group Inc. and Capricorn Investors III, L.P.*
10.18   2000 Stock Incentive Plan (incorporated herein by reference to
        Exhibit 4.01 of the Company's Registration Statement on Form S-8 Commission File Number 333-51328 filed on December 6, 2000.
10.19* Domestic Subsidiary Security Agreement between CCC Information Services Inc.'s Subsidiaries and LaSalle Bank National Association
10.20* Waiver and Third Amendment to Amended and Restated Credit Agreement between CCC Information Services Inc. and LaSalle Bank National Association
10.21* Pledge Agreement of Domestic Subsidiaries between CCC Information Services Inc.'s Subsidiaries and LaSalle Bank National Association
13.1 ChoiceParts, LLC Audited Financial Statements for the period May 4, 2000 (Inception) to December 31, 2000*
21      List of Subsidiaries*
23      Consent of PricewaterhouseCoopers LLP*
-----------------------
*Filed herewith

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2001                                                 CCC INFORMATION SERVICES GROUP
By:       /s/ Githesh Ramamurthy                                    By:       /s/ Thomas L. Kempner
          -----------------------------------------------------               -----------------------------------------
Name:     Githesh Ramamurthy                                        Name:     Thomas L. Kempner
Title:    Chairman, President and Chief Executive Officer           Title:    Director

By:       /s/ Reid E. Simpson                                       By:       /s/ Dudley C. Mecum
          -----------------------------------------------------               -----------------------------------------
Name:     Reid E. Simpson                                           Name:     Dudley C. Mecum
Title:    Executive Vice President and Chief Financial Officer      Title:    Director

By:       /s/ Morgan W. Davis                                       By:       /s/ Mark A. Rosen
          -----------------------------------------------------               -----------------------------------------
Name:     Morgan W. Davis                                           Name:     Mark A. Rosen
Title:    Director                                                  Title:    Director

By:       /s/ Michael R. Eisenson                                   By:       /s/ Herbert S. Winokur
          -----------------------------------------------------               -----------------------------------------
Name:     Michael R. Eisenson                                       Name:     Herbert S. Winokur
Title:    Director                                                  Title:    Director

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


   Directors           Morgan W. Davis
                       Senior Advisor
                       White Mountain Insurance Group

                       Michael R. Eisenson
                       Managing Director and Chief Executive Officer Charlesbank Capital Partners LLC

                       Thomas L. Kempner
                       Chairman and Chief Executive Officer
                       Loeb Partners Corporation

                       Dudley C. Mecum
                       Managing Director
                       Capricorn Holdings, LLC and Capricorn Holdings III, LLC

                       Githesh Ramamurthy
                       Chairman, President and Chief Executive Officer CCC Information Services Group Inc.

                       Mark A. Rosen
                       Managing Director
                       Charlesbank Capital Partners LLC

                       Herbert S. "Pug" Winokur
                       Chairman and Chief Executive Officer
                       Capricorn Holdings, Inc.

Executive Officers     Githesh Ramamurthy
                       Chairman, President and Chief Executive Officer

                       J. Laurence Costin Jr.
                       Vice Chairman

                       Phillip J. Carter
                       President -- CCC International

                       Stanislav K. Fritz
                       Executive Vice President -- Product Development

                       Peter J. Largen
                       President and Chief Operating Officer -- DriveLogic, Inc.

                       Blaine R. Ornburg
                       President -- CCC Consumer Services Inc.

                       Mary Jo Prigge
                       President -- CCC U.S.

                       Reid E. Simpson
                       Executive Vice President and Chief Financial Officer

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                             CORPORATE INFORMATION

CORPORATE OFFICE
World Trade Center Chicago
444 Merchandise Mart
Chicago, Illinois 60654
(312) 222-4636
TRANSFER AGENT REGISTRAR FOR COMMON STOCK
Computershare Investor Services
Shareholder Inquiries
P.O. Box A3504
Chicago, Illinois 60602
(312)-588-4990
(312)-461-5633 (TDD)
STOCKHOLDER SERVICES
You should contact the Transfer Agent for the stockholder services listed below:
Change of Mailing Address
Consolidation of Multiple Accounts
Elimination of Duplicate Report Mailings
Lost or Stolen Certificates
Transfer Requirements
Duplicate 1099 Forms
Please be prepared to provide your tax identification or social security number, description of securities and address of record.
STOCK LISTING AND TRADING SYMBOL
Our common stock is listed on the Nasdaq National
Market System under the trading symbol CCCG.

INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP
203 North LaSalle Street
Chicago, Illinois 60601
STOCKHOLDER AND INVESTMENT
 COMMUNITY INQUIRIES
Written inquiries should be sent to the Chief Financial Officer at our corporate office.
ADDITIONAL INFORMATION
This Annual Report on Form 10-K provides all annual information filed with the Securities and Exchange
Commission, except for exhibits. A listing of exhibits appears on page 55 of this Form 10-K. Copies of exhibits will be provided upon request for a nominal charge. Written requests should be directed to the Investor Relations Department at our corporate office.