Form 10-Q
period 2001-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2001-05-15
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001


                                      or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of May 14, 2001, 21,795,284 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

              CCC INFORMATION SERVICES GROUP INC.
                       AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                           Page(s)
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Interim Statement of Operations (Unaudited),                     3
                Three Months Ended March 31, 2001 and 2000

                Consolidated Interim Balance Sheet,                                           4
                March 31, 2001 (Unaudited) and December 31, 2000

                Consolidated Interim Statement of Cash Flows (Unaudited),                     5
                Three Months Ended March 31, 2001 and 2000

                Notes to Consolidated Interim Financial Statements (Unaudited)             6-11

Item 2.         Management's Discussion and Analysis                                      12-15
                of Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                   15

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                            16

Item 2.         Changes in Securities and Use of Proceeds                                    16

Item 3.         Defaults Upon Senior Securities                                              16

Item 4.         Submission of Matters to a Vote of Security Holders                          16

Item 5.         Other Information                                                            16

Item 6.         Exhibits and Reports on Form 8-K                                             16


SIGNATURES                                                                                   17

EXHIBIT INDEX                                                                                18

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2001          2000
                                                                   --------      --------
Revenues                                                           $ 47,390      $ 47,680

Expenses:
    Production and customer support                                   9,309        10,228
    Commissions, royalties and licenses                               2,496         3,366
    Selling, general and administrative                              22,982        19,425
    Depreciation and amortization                                     3,102         2,530
    Product development and programming                               7,743         5,741
                                                                   --------      --------

Total operating expenses                                             45,632        41,290
                                                                   --------      --------

Operating income                                                      1,758         6,390

Interest expense                                                     (1,251)         (650)
Other income, net                                                       286         4,377
CCC Capital Trust minority interest expense                            (150)           --
Equity in losses of ChoiceParts investment                             (876)           --
                                                                   --------      --------

Income (loss) from continuing operations before
    income taxes                                                       (233)       10,117


Income tax (provision) benefit                                          105        (4,991)
                                                                   --------      --------

Income (loss) from continuing operations
    before equity losses                                               (128)        5,126

Equity in net losses of affiliates                                   (2,692)         (813)
                                                                   --------      --------

Income (loss) from continuing operations                             (2,820)        4,313

Income (loss) from discontinued operations, net of
    income taxes                                                     (6,982)          222
                                                                   --------      --------

Net income (loss)                                                    (9,802)        4,535
                                                                   ========      ========

PER SHARE DATA

Income (loss) per common share - basic from:
    Continuing operations                                          $  (0.13)     $   0.19
    Discontinued operations                                        $  (0.32)     $   0.01
                                                                   --------      --------
Income (loss) per common share - basic                             $  (0.45)     $   0.20
                                                                   ========      ========

Income (loss) per common share - diluted from:
    Continuing operations                                          $  (0.13)     $   0.19
    Discontinued operations                                        $  (0.32)     $   0.01
                                                                   --------      --------
Income (loss) per common share - diluted                           $  (0.45)     $   0.20
                                                                   ========      ========

Weighted average shares outstanding:
Basic                                                                21,768        22,149
Diluted                                                              21,768        22,811


              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                             March 31,     December 31,
                                                                                2001          2000
                                                                             ---------      ---------
                                     ASSETS
Cash                                                                         $  11,611      $     912
Accounts receivable (net of reserves of $3,398 and
    $3,271 at March 31, 2001 and December 31, 2000, respectively)               15,134         16,867
Other current assets                                                             8,513          5,212
                                                                             ---------      ---------

    Total current assets                                                        35,258         22,991

Property and equipment (net of accumulated depreciation
    of $34,828 and $32,141 at March 31, 2001
    and December 31, 2000, respectively)                                        21,446         21,812
Goodwill (net of accumulated amortization of $15,751 and
    $15,312 at March 31, 2001 and December 31, 2000, respectively)               6,783          7,224
Deferred income taxes                                                            7,512          8,004
Investments                                                                     22,175         23,040
Notes receivable                                                                 5,239          5,257
Investment in affiliates                                                         1,911            724
Other assets                                                                       694            788
Net assets of discontinued operations                                               --          4,848
                                                                             ---------      ---------

      Total Assets                                                           $ 101,018      $  94,688
                                                                             =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Book overdraft                                                               $   3,713      $   8,682
Accounts payable and accrued expenses                                           24,793         34,462
Income taxes payable                                                                --            375
Current portion of long-term debt                                                  425            314
Deferred revenues                                                                5,681          4,044
                                                                             ---------      ---------

    Total current liabilities                                                   34,612         47,877

Long-term debt                                                                  53,447         42,000
Deferred revenues                                                                   86            120
Other liabilities                                                                2,771          2,573
Net liabilities of discontinued operations                                       3,425             --
                                                                             ---------      ---------

    Total Liabilities                                                           94,341         92,570
                                                                             ---------      ---------

Preferred Securities in CCC Capital Trust                                       12,150             --
                                                                             ---------      ---------

Common stock ($0.10 par value, 40,000,000 shares authorized,
    21,790,284 and 21,759,279 shares issued and
    outstanding at March 31, 2001 and December 31, 2000, respectively)           2,595          2,593
Additional paid-in capital                                                     105,580        103,279
Accumulated deficit                                                            (64,764)       (54,962)
Accumulated other comprehensive loss                                              (515)          (423)
Treasury stock, at cost ($0.10 par value, 4,286,665 shares
    in treasury at March 31, 2001 and December 31, 2000)                       (48,369)       (48,369)
                                                                             ---------      ---------

    Total stockholders' equity (deficit)                                        (5,473)         2,118
                                                                             ---------      ---------


        Total Liabilities and Stockholders' Equity (Deficit)                 $ 101,018      $  94,688
                                                                             =========      =========



              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
Operating activities:
Net income (loss)                                                               $ (9,802)     $  4,535
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Loss (income) from discontinued operations, net of
      income taxes                                                                 6,982          (222)
      Gain on settlement of marketing agreement                                       --        (4,144)
      Equity in net losses of affiliates                                           2,692           813
      Equity in net loss of ChoiceParts                                              876            --
      Depreciation and amortization of property and equipment                      2,670         2,175
      Amortization of goodwill                                                       440           543
      Deferred income tax provision (benefit)                                         (3)          205
      Other, net                                                                     (75)         (117)
      Changes in:
        Accounts receivable, net                                                   1,731        (5,191)
        Other current assets                                                        (212)        1,071
        Other assets                                                                 154            23
        Accounts payable and accrued expenses                                     (7,159)       (2,152)
        Current income taxes                                                          --         4,364
        Deferred revenues                                                          1,602         1,313
        Other liabilities                                                            200           (51)
                                                                                --------      --------

Net cash provided by (used for) operating activities:
        Continuing operations                                                         96         3,165
        Discontinued operations                                                   (9,156)          (66)
                                                                                --------      --------
Net cash provided by (used for) operating actvities                               (9,060)        3,099
                                                                                --------      --------

Investing activities:
    Capital expenditures                                                          (1,771)       (3,041)
    Investment in affiliates                                                      (3,934)           --
    Other, net                                                                       150        (3,602)
                                                                                --------      --------

          Net cash provided by (used for) investing activities                    (5,555)       (6,643)
                                                                                --------      --------

Financing activities:
    Principal repayments on long-term debt                                        (7,079)       (7,000)
    Proceeds from borrowings on long-term debt                                    18,000         8,000
    Proceeds from exercise of stock options                                           --         2,025
    Proceeds from employee stock purchase plan                                       154           153
    Trust preferred and Equity issuance costs                                       (911)           --
    Issuance of trust preferred securities and warrants                           15,000            --
    CCC Capital Trust common shares                                                  150            --
    Other, net                                                                        --           (91)
                                                                                --------      --------

          Net cash provided by (used for) financing activities                    25,314         3,087
                                                                                --------      --------

Net increase (decrease) in cash                                                   10,699          (457)

Cash:
    Beginning of period                                                              912         1,189
                                                                                --------      --------
    End of period                                                               $ 11,611      $    732
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid:
      Interest                                                                    (1,554)         (551)
      Income taxes, net of refunds                                                   (17)         (100)


              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

         CCC Information Services Group Inc., incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company"), which is comprised of three business segments: CCC U.S., CCC International and DriveLogic; and shared service groups that provide product development, management information systems, legal, finance and administration. Our three business segments, together with our shared service groups, employ approximately 1,057 full-time employees. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our primary products and services are TOTAL LOSS and PATHWAYS, which provide our customers with access to various automobile information databases and claims management software.

         As of March 31, 2001, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. On June 30, 1998, White River Corporation, the sole shareholder of White River, was acquired in a merger with Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2001 and 2000 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC").

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three months ended March 31, 2001, options to purchase a weighted average number of 2,930,903 shares of common stock were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. In addition, since the Company had a net loss for the quarter ended March 31, 2001, options to purchase a weighted average number of 112,481 shares were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", ("SFAS 133"). SFAS 133 requires the Company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The effect of adopting SFAS 133 did not have a material effect on our consolidated results of operations or financial position.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:


                                               Three Months
                                               Ended March 31,
                                             ------------------
                                               2001        2000
                                             --------    --------
                                                (In thousands)
Net income (loss)                             $(9,802)    $4,535
Foreign currency translation adjustments          (92)      (122)
                                             --------    --------
Comprehensive income (loss)                   $(9,894)    $4,413
                                             ========    =======



NOTE 5 - ENTERSTAND JOINT VENTURE

         On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities.

                  Summary financial information for Enterstand for the three months ended March 31, 2001 was as follows:


                                         Three Months
                                        Ended March 31,
                                            2001
                                       ----------------
                                        (In thousands)

Revenues                                 $        --
                                        ============
Loss from operations                     $    (2,298)
                                        ============
Net loss                                 $    (2,692)
                                        ============


NOTE 6 - INVESTMENT IN CHOICEPARTS

         On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In addition to an initial capital contribution of $1.4 million, the Company committed to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001; however, the Company recently reached an agreement in principle with ADP and the Reynolds and Reynolds Company to extend the deadline to April 2002. In December 2000, the Company funded $1.4 million in connection with this additional funding commitment. In March 2001, the Company funded $2.1 million to ChoiceParts and expects to fund the remaining commitment of $2.0 million in the second half of 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.9 million for the quarter ended March 31, 2001. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Summary financial information for ChoiceParts for the three month period ended March 31, 2001 was as follows:


                                         Three Months
                                        Ended March 31,
                                            2001
                                       ----------------
                                        (In thousands)

Revenues                                 $     3,786
                                        ============
Loss from operations                     $    (3,228)
                                        ============
Net loss                                 $    (3,186)
                                        ============

NOTE 7 - LONG TERM DEBT

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

         Under the bank credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the bank credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the bank credit facility. On February 15, 2001, CCC received a waiver from its banks with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, place a general security lien on our assets on behalf of the banks and increase interest rates to reflect current market and credit conditions.

         On April 17, 2001, CCC and its agent bank, LaSalle National Bank, amended the existing bank credit facility agreement. This amendment provides CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restates future covenants. Under the terms of the amended agreement, the credit facility has been reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001 and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended bank credit facility is secured by a blanket first priority lien on all of the assets of CCC and its subsidiaries', and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended bank credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

also required to provide the bank group with monthly financial and covenant reporting. On May 15, 2001, CCC received a waiver from its banks with respect to certain covenants included in the bank credit facility, and an extension of time to meet certain post closing requirements. In the future, CCC expects to be in compliance with all the covenants in the April 17, 2001 amended credit facility agreement based on the 2001 business plan and other potential operating and financial actions available to the Company, if required.

         Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts and Enterstand investments. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

         Management believes that cash flows from operations, its available credit line facility and the funding it received from Capricorn Investors III, L.P., during the quarter ended March 31, 2001, will be sufficient to meet our liquidity needs for the year ending December 31, 2001. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

NOTE 8 - CCC CAPITAL TRUST

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

NOTE 9 - DISCONTINUED OPERATIONS

         On April 19 2001, the Company decided to discontinue the operations of its CCC Consumer Services segment. The Company's plan includes the expected sale of certain assets and the closure of the remaining Consumer Services segment business. Proceeds from the sale of the related assets is expected to be minimal. As a result, the Company recorded a charge, net of taxes, of $7.0 million. This included a $0.9 million, net of tax, charge for expected losses during the wind down period, which the Company expects to take approximately six to nine months, and a loss on disposal of the segment of $6.8 million. Included in the loss on disposal are severance costs

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

related to the termination of 365 employees. The Company recorded an income tax benefit related to this charge of $2.6 million. The Company incurred operating losses of $1.9 million prior to the measurement date. As of March 31, 2001, no severance payments had been made.

         Revenues and income from discontinued operations were as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues                                                      $ 4,587    $ 7,744
                                                              =======    =======
Income (loss) before income taxes                             $(1,920)   $    69
Income tax benefit                                                931        153
                                                              -------    -------
Income (loss) from operations                                    (989)       222
                                                              -------    -------
Loss on sale                                                   (7,700)      --
Income tax benefit                                              1,707       --
                                                              -------    -------
Net loss on sale                                               (5,993)      --
                                                              -------    -------
Income (loss) from discontinued operations, net of tax        $(6,982)   $   222
                                                              =======    =======

The net liabilities of discontinued operations as of March 31, 2001 and the net assets of discontinued operations as of December 31, 2000 consisted of the following:


                                                                   MARCH 31,      DECEMBER 31,
                                                                     2001             2000
                                                                  -----------    --------------
Cash                                                                   646           723
Accounts receivables                                                 4,462         4,515
Goodwill, net                                                           --         2,372
Accounts payable and accruals                                       (5,967)         (836)
Deferred revenues                                                     (913)         (865)
Other liabilities                                                   (1,046)         (767)
Other                                                                 (607)         (294)
                                                                  -----------    --------------
Net (liabilities) assets of discontinued operations                 (3,425)        4,848
                                                                  ===========    ==============


NOTE 10 - BUSINESS SEGMENTS

         The Company currently has three reportable segments: CCC U.S., CCC International and Drive Logic. The products and services of CCC U.S. generally are used by its customers to facilitate the processing of automobile physical damage claims and improve decision making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. CCC International provides claims consulting for a large insurance company and other products to help manage the claims process and settlement of repairable automobile claims in Europe. DriveLogic, formed in 1999, develops products and services that serve the automobile claims industry supply chain through the Internet. The Company previously reported CCC Consumer Services as a segment. See discussion in Note 9 - Discontinued Operations concerning the Company's decision to shut down the Consumer Services business.

         The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations (e.g. product development, management information systems, legal, finance and administration) tasked with facilitating the performance of the revenue producing divisions. Segment expenses represent principally salaries and related employee expenses directly related to its activities. Each revenue division and support organization is led by a president or executive vice president that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing segments and include product engineering, management information systems, legal, finance and administration costs. These costs are mainly incurred for the benefit of CCC U.S.

         Financial information relating to each reportable segment was as follows (in thousands):

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                              CCC           CCC                  Shared
                                              U.S.     International DriveLogic  Services    Total
                                            --------   ------------- ----------- ---------  --------
THREE MONTHS ENDED MARCH 31, 2001
Net revenue                                 $ 46,394    $    996     $   --      $   --      $ 47,390
Operating expenses                           (15,926)     (1,451)      (7,466)    (20,789)    (45,632)
                                            --------    --------     --------    --------   ---------
Operating income (loss)                       30,468        (455)      (7,466)    (20,789)      1,758
Equity in losses of affiliates                  --        (2,692)        (876)       --        (3,568)
                                            --------    --------     --------    --------   ---------
Division operating margin                   $ 30,468    $ (3,147)    $ (8,342)   $(20,789)   $ (1,810)
                                            ========    ========     ========    ========   =========
Accounts Receivable, net                    $ 14,350    $    784     $   --      $   --      $ 15,134
                                            ========    ========     ========    ========   =========
THREE MONTHS ENDED MARCH 31, 2000
Net revenue                                 $ 44,935    $  2,745     $   --      $   --      $ 47,680
Operating expenses                           (17,207)     (2,761)      (1,783)    (19,539)    (41,290)
                                            --------    --------     --------    --------   ---------
Operating income (loss)                       27,728         (16)      (1,783)    (19,539)      6,390
Gain on settlement of marketing agreement      4,144                                            4,144
Equity in losses of affiliates                  --          (813)        --          --          (813)
                                            --------    --------     --------    --------   ---------
Division operating margin                   $ 31,872    $   (829)    $ (1,783)   $(19,539)   $  9,721
                                            ========    ========     ========    ========   =========
Accounts Receivable, net                    $ 19,075    $  4,263     $   --      $   --      $ 23,338
                                            ========    ========     ========    ========   =========

         During the three months ended March 31, 2001 and 2000, substantially all revenues recognized in the CCC U.S. Division were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

NOTE 11 - LEGAL PROCEEDINGS

             The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's TOTAL LOSS valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             On April 19, 2001, two pending putative class action complaints against CCC and certain of its customers were stricken without prejudice by the Circuit Court of Cook County. The two cases, which are encaptioned ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH
        15032 (FILED October 29, 1999) and STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO.
        99 CH 15557 (FILED October 29, 1999), are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The plaintiff(s) in each case will have until July 18, 2001 to file an amended complaint.

             In or around March of 2001, CCC was added as a defendant in a case that had been filed previously against one of its customers. The case, which is encaptioned LAWHON V. NATIONWIDE INSURANCE COMPANY, NO CIV-01-001-B, is pending in the United States District Court for the Eastern District of Oklahoma. The plaintiffs allege that Nationwide, using a valuation provided by CCC, offered the plaintiffs an inadequate amount for their automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert various common law claims against CCC, and they seek an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. The plaintiffs' attorney in the LAWHON matter is part of a group of plaintiffs' attorneys who previously filed three putative class action complaints against CCC and various of its customers in the State Court of Fulton County, Georgia. Those cases are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             One of the plaintiffs' attorneys in LAWHON also recently filed two complaints in Alabama against CCC and certain of its insurance company customers. The first case, filed on April 23, 2001, is encaptioned STOUDEMIRE V. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE, AND CCC INFORMATION SERVICES, CIVIL ACTION NO. 01-W-497-N (UNITED STATES DISTRICT COURT, MIDDLE DISTRICT OF ALABAMA). The second case, filed on May 1, 2001, is encaptioned HEARTSILL V. INFINITY NATIONAL INSURANCE CORP. AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. CV 2001 1290-SH (CIRCUIT COURT OF MONTGOMERY COUNTY, ALABAMA). In each case, the plaintiff(s) allege that their insurer(s), using a valuation provided by CCC, offered them an inadequate amount for their automobile. The plaintiff(s) also allege that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiffs assert various claims against CCC and seek an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest and costs.

             CCC is also named as a defendant in a case pending in the United States District Court for the Southern District of Mississippi encaptioned STAUTS V. NATIONWIDE MUTUAL FIRE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Civil Action No. 5:99CV198BrS. The case was originally filed in the Circuit Court of Warren County, Mississippi in or around July of 1999. The case was removed to federal court in September of 1999. The plaintiff alleges that Nationwide, using a valuation prepared by CCC, offered him an inadequate amount for his automobile. The plaintiff seeks an award of compensatory and punitive damages as well as pre-judgment and post-judgment interest. Nationwide has filed a motion to compel an appraisal of plaintiff's claim. The case has been stayed pending a ruling on that motion.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

         The Company reported a net loss applicable to common stock of $9.8 million, or $(0.45) per share on a diluted basis, for the three months ended March 31, 2001, versus net income of $4.5 million, or $0.20 per share on a diluted basis, for the same quarter last year. Total net losses for the quarter ended March 31, 2001 included a loss from discontinued operations, net of tax, of $7.0 million, or $(0.32) per share, related to the exit of the CCC Consumer Services division. Losses from continuing operations were $(2.8) million, or $(0.13) per share on a diluted basis, for the quarter, versus income from continuing operations of $(4.3) million, or $0.19 per share for the first quarter last year.

         For the quarter ended March 31, 2001, CCC U.S. had revenues of $46.4 million and CCC International had revenues of $1.0 million, which represented 97.9% and 2.1%, respectively, of the total consolidated revenues. For the same quarter last year, CCC U.S. had revenues of $44.9 million and CCC International had revenues of $2.7 million, which represented 94.2% and 5.8%, respectively, of the total consolidated revenues.

         For the quarter ended March 31, 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing segments were 65.7% for CCC U.S. and (45.7)% for CCC International compared to 61.7% for CCC U.S. and (0.58)% for CCC International in 2000. DriveLogic had no revenues in both quarters ended March 31, 2001 and 2000 and had operating losses of $(7.5) million in 2001 compared to $(1.8) million in the first quarter of 2000. Shared services operating expenses, which are currently not allocated, are primarily incurred in support of CCC U.S. Shared services consist primarily of product development, management information systems ("MIS"), legal, finance and administration, and totaled $20.8 million for the quarter ended March 31, 2001 compared to $19.5 million for the same quarter last year.

         CCC U.S. Operating income for CCC U.S. increased quarter over quarter by $2.7 million due to a decrease in consulting fees and development expenses related to a shop management product. Offsetting this increase were severance costs incurred in connection with the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois.

         CCC INTERNATIONAL. Revenues decreased by $1.7 million and expenses decreased by $1.3 million during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due to the Company's decision in December 2000 to shutdown D.W. Norris. The decision to shutdown the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

         DRIVELOGIC. DriveLogic's operating losses increased by $5.7 million reflecting our continued development of new product offerings that will utilize the Internet.

         SHARED SERVICES. Operating expenses for the quarter ended March 31, 2001 of $20.8 million increased $1.3 million from $19.5 for the same quarter last year. The increase in expenses was primarily related to higher amortization expense related to internal use software costs, mainly those relating to a new human resources and payroll system implemented in 2000.

         REVENUES. Revenues from continuing operations for the first quarter 2001 were $47.4 million versus $47.7 million for the same quarter last year. The decrease in revenue was primarily attributable to the shutdown of D.W. Norris. This decrease was offset by an increase in CCC U.S.'s revenue of $1.5 million, or 3.2%, from its EZNet communications network and its PATHWAYS APPRAISAL QUALITY SOLUTION product.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $10.2 million, or 21.5% of revenues, to $9.3 million, or 19.6% of revenues. These expenses decreased due to the Company's decision to shut-down D.W. Norris in December 2000. Offsetting this decrease were severance costs incurred in connection with the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $3.4 million, or 7.1% of revenues, to $2.5 million, or 5.3% of revenues. The decrease in amount and as a percentage of revenue was due mainly to a decrease in commissions resulting from the conversion, which was completed in April 2000, of the independent sales representatives of CCC U.S. for collision repair facilities to salaried employees.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $19.4 million, or 40.7% of revenues, to $23.0 million, or 48.5% of revenues. Of this increase, approximately $2.4 million, or 66.7% of the net increase, was due to costs associated with DriveLogic. Additional increases were the result of CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.5 million, or 5.3% of revenues, to $3.1 million, or 6.5% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily those relating to a new human resources and payroll system in 2000. Depreciation and amortization also increased as a result of increased investment in computer equipment and software and DriveLogic's leasehold improvements and office furniture associated with its new office space.

         PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased from $5.7 million, or 12.0% of revenues, to $7.7 million, or 16.3% of revenues. The increase in dollars was due to higher development costs of $2.8 million associated with DriveLogic.

         INTEREST EXPENSE. Interest expense increased from $0.7 million in 2000 to $1.3 million in 2001. The increase from 2000 was due to a higher level of borrowings, an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's bank credit facility.

         OTHER INCOME, NET. Other income, net decreased from $4.4 million in 2000 to $0.3 million in 2001. The decrease from prior year was due to a $4.1 million gain recorded in 2000 on a termination of the sales and marketing agreement between the Company and InsurQuote.

         MINORITY INTEREST EXPENSE. The Company recorded minority interest expense of $0.2 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P.

         EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.9 million for the three months ended March 31, 2001 related to its share of the losses in ChoiceParts. ChoiceParts was established in May 2000.

         INCOME TAXES. Income taxes decreased from a provision of $5.0 million, or 49.3% of income from continuing operations before taxes, to an income tax benefit attributable to continuing operations of $0.1 million, or 45.1% of losses before taxes. The dollar decrease and the rate increase were mainly attributable to lower pretax income.

         EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates was related to Enterstand and increased from $0.8 million in 2000 to $2.7 million in 2001. The increase in Enterstand losses reflects the change in percentage of losses recognized from 19.9% to 100%. During the first quarter of 2001, we funded 100% of the operating losses of Enterstand. As a result of this funding, we recorded 100% of the losses incurred during this period, whereas during the quarter ended March 31, 2000, the losses recorded reflected the Company's equity ownership percentage.

         LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, net cash used for operating activities was $(9.1) million and net borrowings on the Company's credit facility were approximately $11.0 million. Funds from continuing operations and borrowings were used to purchase equipment and software for $1.8 million and to invest in Enterstand for $1.9 million. In addition, the Company invested an additional $2.1 million in ChoiceParts.

         On October 28, 1998, the credit facility between CCC and its commercial bank was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

         On April 17, 2001, CCC and its agent bank, LaSalle National Bank, amended the existing bank credit facility agreement. This amendment provides CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restates future covenants. Under the terms of the amended agreement, the credit facility has been reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001 and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended bank credit facility is secured by a blanket first priority lien on all of the assets of CCC and our subsidiaries', and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended bank credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. On May 15, 2001, CCC received a waiver from its banks with respect to certain covenants included in the bank credit facility, and an extension of time to meet certain post closing requirements. In the future, CCC expects to be in compliance with all the covenants in the April 17, 2001 amended credit facility agreement based on the 2001 business plan and other potential operating and financial actions available to us, if required.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

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

         Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts and Enterstand investments. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's PATHWAYS COLLISION ESTIMATING software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

         Management believes that cash flows from operations, its available credit line facility and the funding it received from Capricorn Investors
III, L.P., during the quarter ended March 31, 2001, will be sufficient to meet our liquidity needs for the year ending December 31, 2001. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

FORWARD-LOOKING STATEMENTS

         In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996 and the Company's 2000 Annual Report on Form 10-K filed on April 17, 2001.

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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's TOTAL LOSS valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             On April 19, 2001, two pending putative class action complaints against CCC and certain of its customers were stricken without prejudice by the Circuit Court of Cook County. The two cases, which are encaptioned ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH
        15032 (FILED October 29, 1999) and STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO.
        99 CH 15557 (FILED October 29, 1999), are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The plaintiff(s) in each case will have until July 18, 2001 to file an amended complaint.

             In or around March of 2001, CCC was added as a defendant in a case that had been filed previously against one of its customers. The case, which is encaptioned LAWHON V. NATIONWIDE INSURANCE COMPANY, NO CIV-01-001-B, is pending in the United States District Court for the Eastern District of Oklahoma. The plaintiffs allege that Nationwide, using a valuation provided by CCC, offered the plaintiffs an inadequate amount for their automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert various common law claims against CCC, and they seek an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. The plaintiffs' attorney in the LAWHON matter is part of a group of plaintiffs' attorneys who previously filed three putative class action complaints against CCC and various of its customers in the State Court of Fulton County, Georgia. Those cases are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             One of the plaintiffs' attorneys in LAWHON also recently filed two complaints in Alabama against CCC and certain of its insurance company customers. The first case, filed on April 23, 2001, is encaptioned STOUDEMIRE V. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE, AND CCC INFORMATION SERVICES, CIVIL ACTION NO. 01-W-497-N (UNITED STATES DISTRICT COURT, MIDDLE DISTRICT OF ALABAMA). The second case, filed on May 1, 2001, is encaptioned HEARTSILL V. INFINITY NATIONAL INSURANCE CORP. AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. CV 2001 1290-SH (CIRCUIT COURT OF MONTGOMERY COUNTY, ALABAMA). In each case, the plaintiff(s) allege that their insurer(s), using a valuation provided by CCC, offered them an inadequate amount for their automobile. The plaintiff(s) also allege that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiffs assert various claims against CCC and seek an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest and costs.

             CCC is also named as a defendant in a case pending in the United States District Court for the Southern District of Mississippi encaptioned STAUTS V. NATIONWIDE MUTUAL FIRE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Civil Action No. 5:99CV198BrS. The case was originally filed in the Circuit Court of Warren County, Mississippi in or around July of 1999. The case was removed to federal court in September of 1999. The plaintiff alleges that Nationwide, using a valuation prepared by CCC, offered him an inadequate amount for his automobile. The plaintiff seeks an award of compensatory and punitive damages as well as pre-judgment and post-judgment interest. Nationwide has filed a motion to compel an appraisal of plaintiff's claim. The case has been stayed pending a ruling on that motion.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Date: May 14, 2001            CCC Information Services Group Inc.

                              By:      /s/ Githesh Ramamurthy
                                       ---------------------------------------
                              Name:    Githesh Ramamurthy
                              Title:   Chairman, President and Chief Executive
                                       Officer



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