Form 10-K/A
period 2000-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2001-06-29
CIK 1017917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number: 000-28600

CCC INFORMATION SERVICES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1242469 (I.R.S. Employer Identification Number)

World Trade Center Chicago
444 Merchandise Mart
Chicago, Illinois 60654
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
(312) 222-4636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of April 16, 2001 was $68,729,122. Solely for purposes of determining the aggregate market value of voting shares held by non-affiliates, we have deemed voting shares held by directors, officers and entities on whose behalf they act to be held by "affiliates."

    As of April 16, 2001, 21,782,956 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2001		CCC INFORMATION SERVICES GROUP
By:	/s/ Githesh Ramamurthy	By:	/s/ Thomas L. Kempner
Name:	Githesh Ramamurthy	Name:	Thomas L. Kempner
Title:	Chairman, President and Chief Executive Officer	Title:	Director
By:	/s/ Reid E. Simpson	By:	/s/ Dudley C. Mecum
Name:	Reid E. Simpson	Name:	Dudley C. Mecum
Title:	Executive Vice President and Chief Financial Officer	Title:	Director
By:	/s/ Morgan W. Davis	By:	/s/ Mark A. Rosen
Name:	Morgan W. Davis	Name:	Mark A. Rosen
Title:	Director	Title:	Director
By:	/s/ Michael R. Eisenson	By:	/s/ Herbert S. Winokur
Name:	Michael R. Eisenson	Name:	Herbert S. Winokur
Title:	Director	Title:	Director

EXHIBIT INDEX

13.2	Enterstand Limited Audited Financial Statements for the year ended December 31, 2000
23	Consent of PricewaterhouseCoopers LLP

QuickLinks

SIGNATURES
EXHIBIT INDEX