Form 10-Q
period 2001-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2001-08-14
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                       or

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

As of August 14, 2001, 21,820,929 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                 Page(s)
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Interim Statement of Operations       3
                 (Unaudited), Three Months and Six Months
                 Ended June 30, 2001 and 2000

                Consolidated Interim Balance Sheet(Unaudited),     4
                June 30, 2001 and December 31, 2000

                Consolidated Interim Statement of Cash Flows       5
                (Unaudited), Six Months Ended June 30, 2001
                and 2000

                Notes to Consolidated Interim Financial           6-16
                Statements (Unaudited)

Item 2.         Management's Discussion and Analysis             17-23
                 of Financial Condition and Results of
                 Operations

Item 3.         Quantitative and Qualitative Disclosures About     23
                 Market Risk


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                  24

Item 2.         Changes in Securities and Use of Proceeds          25

Item 3.         Defaults Upon Senior Securities                    25

Item 4.         Submission of Matters to a Vote of Security        25
                Holders

Item 5.         Other Information                                  25

Item 6.         Exhibits and Reports on Form 8-K                   25


SIGNATURES                                                         26

EXHIBIT INDEX                                                      27


              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
Revenues                                                $ 46,128       $ 44,479       $ 93,518       $ 92,159

Expenses:
    Production and customer support                        8,639         11,047         17,948         21,275
    Commissions, royalties and licenses                    2,512          3,148          5,008          6,514
    Selling, general and administrative                   23,279         20,966         46,261         40,390
    Depreciation and amortization                          3,136          2,754          6,238          5,284
    Product development and programming                    9,319          5,920         17,062         11,662
    Restructuring charges                                  6,199           --            6,199           --
                                                        --------       --------       --------       --------
Total operating expenses                                  53,084         43,835         98,716         85,125
                                                        --------       --------       --------       --------
Operating income (loss)                                   (6,956)           644         (5,198)         7,034
Interest expense                                          (1,188)          (739)        (2,439)        (1,389)
Other income, net                                            401            225            687          4,602
Gain on exchange of investment securities                   --           18,437           --           18,437
Loss on investment securities and note receivable        (27,595)          --          (27,595)          --
CCC Capital Trust minority interest expense                 (384)          --             (534)          --
Equity in losses of ChoiceParts investment                  (795)          (312)        (1,671)          (312)
                                                        --------       --------       --------       --------
Income (loss) from continuing operations before
    income taxes                                         (36,517)        18,255        (36,750)        28,372

Income tax (provision) benefit                            17,957          2,208         18,062         (2,782)
                                                        --------       --------       --------       --------
Income (loss) from continuing operations
    before equity losses                                 (18,560)        20,463        (18,688)        25,590

Equity in net losses of Enterstand                            79         (3,496)        (2,613)        (4,309)
                                                        --------       --------       --------       --------
Income (loss) from continuing operations                 (18,481)        16,967        (21,301)        21,281

Income (loss) from discontinued operations, net of
    income taxes                                            --              290         (6,982)           511
                                                        --------       --------       --------       --------
Net income (loss)                                       $(18,481)      $ 17,257       $(28,283)      $ 21,792
                                                        ========       ========       ========       ========
PER SHARE DATA

Income (loss) per common share - basic from:
    Continuing operations                               $  (0.85)      $   0.78       $  (0.98)      $   0.96
    Discontinued operations                                 --             0.01          (0.32)          0.02
                                                        --------       --------       --------       --------
Income (loss) per common share - basic                  $  (0.85)      $   0.79       $  (1.30)      $   0.98
                                                        ========       ========       ========       ========
Income (loss) per common share - diluted from:
    Continuing operations                               $  (0.85)      $   0.77       $  (0.98)      $   0.95
    Discontinued operations                                 --             0.01          (0.32)          0.02
                                                        --------       --------       --------       --------
Income (loss) per common share - diluted                $  (0.85)      $   0.78       $  (1.30)      $   0.97
                                                        ========       ========       ========       ========
Weighted average shares outstanding:
Basic                                                     21,794         21,959         21,781         22,054
Diluted                                                   21,794         22,113         21,781         22,479


               The accompanying notes are an integral part of these
                     consolidated financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED INTERIM BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 June 30,      December 31,
                                                                                   2001            2000
                                                                               ----------      -----------
                                           ASSETS
Cash                                                                           $     803       $     912
Accounts receivable (net of reserves of $2,882 and $3,271
    at June 30, 2001 and December 31, 2000, respectively)                         13,401          16,867
Income tax receivable                                                              3,975            --
Current portion deferred income taxes                                              5,322            --
Other current assets                                                               4,880           5,212
                                                                               ---------       ---------
    Total current assets                                                          28,381          22,991

Property and equipment (net of accumulated depreciation
    of $37,850 and $32,141 at June 30, 2001 and
    December 31, 2000, respectively)                                              19,690          21,812
Goodwill (net of accumulated amortization of $11,584 and
    $15,312 at June 30, 2001 and December 31, 2000, respectively)                  5,391           7,224
Deferred income taxes                                                             18,484           8,004
Investments                                                                        1,447          23,764
Notes receivable                                                                     739           5,257
Other assets                                                                       1,053             788
Net assets of discontinued operations                                               --             4,848
                                                                               ---------       ---------
      Total Assets                                                             $  75,185       $  94,688
                                                                               =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft                                                                 $   3,076       $   8,682
Accounts payable and accrued expenses                                             29,156          34,462
Income taxes payable                                                                --               375
Current portion of long-term debt                                                    692             314
Deferred revenues                                                                  5,064           4,044
                                                                               ---------       ---------
    Total current liabilities                                                     37,988          47,877

Long-term debt                                                                    43,864          42,000
Deferred revenues                                                                     84             120
Other liabilities                                                                  2,686           2,573
Net liabilities of discontinued operations                                         2,046            --
                                                                               ---------       ---------
    Total Liabilities                                                             86,668          92,570
                                                                               ---------       ---------
Preferred securities in CCC Capital Trust                                         12,534            --
                                                                               ---------       ---------

Common stock ($0.10 par value, 40,000,000 shares authorized , 21,812,420 and 21,759,279 shares issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively)                                               2,598           2,593
Additional paid-in capital                                                       105,580         103,279
Accumulated deficit                                                              (83,245)        (54,962)
Accumulated other comprehensive loss                                                (581)           (423)
Treasury stock, at cost ($0.10 par value, 4,286,665 shares
    in treasury at June 30, 2001 and December 31, 2000)                          (48,369)        (48,369)
                                                                               ---------       ---------
    Total stockholders' equity (deficit)                                         (24,017)          2,118
                                                                               ---------       ---------
        Total Liabilities and Stockholders' Equity (Deficit)                   $  75,185       $  94,688
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

                           CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                               CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                              (IN THOUSANDS)

                                               (UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ---------      ---------
Operating activities:
Net income (loss)                                                   $(28,283)      $ 21,792
Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Loss (income) from discontinued operations, net of
        income taxes                                                   6,982           (511)
      Loss on investment securities and note receivable               27,595           --
      Restructuring charges                                            6,199           --
      Gain on exchange of investment securities                         --          (18,437)
      Gain on settlement of marketing agreement                         --           (3,644)
      Equity in loss of ChoiceParts                                    1,671            312
      Equity in loss of Enterstand                                     2,613          4,309
      Depreciation and amortization of property and equipment          5,459          4,516
      Amortization of goodwill                                           751          1,088
      Deferred income tax provision (benefit)                        (17,228)         1,617
      Other, net                                                        (247)          (299)
      Changes in:
        Accounts receivable, net                                       3,468         (2,410)
        Income tax receivable                                         (3,975)          --
        Other current assets                                             275         (1,103)
        Other assets                                                     256            (24)
        Accounts payable and accrued expenses                        (14,939)        (1,641)
        Current income taxes                                           3,096         (1,442)
        Deferred revenues                                                983          1,963
        Other liabilities                                                113            (37)
                                                                    --------       --------

Net cash provided by (used for) operating activities:
        Continuing operations                                         (5,211)         6,049
        Discontinued operations                                       (2,714)        (1,496)
                                                                    --------       --------
Net cash provided by (used for) operating activities                  (7,925)         4,553
                                                                    --------       --------

Investing activities:
    Capital expenditures                                              (2,253)        (8,725)
    Purchase of InsurQuote securities                                   --             (527)
    Investment in affiliates                                          (5,422)        (4,977)
    Proceeds from sale of discontinued businesses                        631           --
    Decrease in long-term notes receivable                                18           --
    Other, net                                                            45           --
                                                                    --------       --------

          Net cash used for investing activities                      (6,981)       (14,229)
                                                                    --------       --------
Financing activities:
    Principal repayments on long-term debt                           (25,540)       (14,000)
    Proceeds from borrowings on long-term debt                        26,540         29,000
    Proceeds from exercise of stock options                               38          2,096
    Proceeds from employee stock purchase plan                           303            316
    Payments to acquire treasury stock                                  --           (8,235)
    Trust preferred and equity issuance costs                         (1,990)          --
    Issuance of trust preferred securities and warrants               15,000           --
    CCC Capital Trust minority interest expense                          534           --
    Principal repayments of capital lease obligations                    (88)          (261)
    Other, net                                                          --              (45)
                                                                    --------       --------
          Net cash provided by (used for) financing activities        14,797          8,871
                                                                    --------       --------
Net decrease in cash                                                    (109)          (805)

Cash:
    Beginning of period                                                  912          1,189
                                                                    --------       --------
    End of period                                                   $    803       $    384
                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES:
    Cash paid:
      Interest                                                        (2,189)        (1,805)
      Income taxes, net of refunds                                      (185)        (1,415)


               The accompanying notes are an integral part of these
                     consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc., incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which is comprised of three business segments: CCC U.S., CCC International and DriveLogic. Additionally, a shared service group exists that provides product development, management information systems, legal, finance and administration. Our three business segments, together with our shared service group, currently employ 1,012 full-time employees. The number of full-time employees reflects the elimination of certain positions as of July 15, 2001 in connection with a restructuring. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our primary products and services are TOTAL LOSS and PATHWAYS, which provide our customers with access to various automobile information databases and claims management software.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 2001 and 2000 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Company's Current Report on Form 8-K, dated June 26, 2001, filed with the Securities and Exchange Commission ("SEC").

      PER SHARE INFORMATION

      Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three and six months ended June 30, 2001, options to purchase a weighted average number of 2,857,543 and 2,904,760 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. In addition, since the Company had a net loss for the three and six months ended June 30, 2001, options to purchase a weighted average number of 135,287 and 123,379 shares, respectively, were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The effect of adopting SFAS 133 did not have a material effect on our consolidated results of operations or financial position.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

      The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                                   THREE MONTHS                   SIX MONTHS
                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                              -----------------------       -----------------------
                                                 2001          2000            2001          2000
                                              ---------      --------       --------      ---------
                                                                  (IN THOUSANDS)
Net income (loss)                             $(28,283)      $ 21,792       $(18,481)      $ 17,257
Foreign currency translation adjustments           (66)          (196)          (158)          (318)
                                              --------       --------       --------       --------
Comprehensive income (loss)                   $(28,349)      $ 21,596       $(18,639)      $ 16,939
                                              ========       ========       ========       ========



NOTE 5 - ENTERSTAND JOINT VENTURE

      On December 30, 1998, the Company and Hearst Communications, Inc. ("Hearst") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement relating to the formation of Enterstand ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest in Enterstand. The Subscription Agreement also provided the Company with an option to purchase 85% of Hearst Communication's shares of Enterstand at an agreed upon purchase price. The option was exercisable by the Company beginning one year after the date of the Subscription Agreement.

      On March 20, 2000, the Company contributed an additional $0.5 million and Hearst contributed an additional $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst in connection with this transaction and would have given the Company an 84.5% ownership in the joint venture if exercised.

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

      The Company applies the equity method of accounting for its investment in Enterstand. Since the inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. For the period April 1, 2000 through September 30, 2000, the Company recorded 85.0% of Enterstand's losses based on the Company's proportionate share of the total funding to Enterstand which occurred on March 31, 2000. During the fourth quarter of 2000 and through May 2001, the Company funded 100% of the operating losses of Enterstand. As a result of this funding, the Company recorded 100% of the losses incurred during this period.

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

      In conjunction with the Company's decision to reduce investments and operations in CCC International, in May 2001, the Company decided to cease funding of the operating losses of Enterstand and accordingly stopped recording 100% of the losses incurred at Enterstand. For the six months ended June 30, 2001 the Company recorded equity losses of $4.3 million.

      The Company and Hearst are currently in discussions concerning the dissolution of Enterstand.

      Summary financial information for Enterstand for the three and six month periods ended June 30, 2001 was as follows:

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                         2001                    2001
                                   ----------------       -----------------
                                                (In Thousands)
Revenues                            $         --             $         --
                                     ============             =============
Loss from operations                $     (1,352)            $     (3,650)
                                     ============             =============
Net loss                            $     (1,608)            $     (4,300)
                                     ============             =============

NOTE 6 - INVESTMENT IN INSURQUOTE/CHANNELPOINT

      On February 10, 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, was a provider of insurance rating information and software tools used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and shares of Series D convertible preferred stock.

      In February 1998, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. This agreement was subsequently amended in March 1999. In March 2000, the Company and InsurQuote agreed to terminate the sales and marketing agreement. As part of the termination agreement, the Company received $5.0 million, of which $4.5 million was paid in the form of an unsecured, subordinated promissory note that matures in September 2002 and bears interest at 7.5%, and was paid $0.5 million in cash. As a result of the termination agreement, the Company recorded a gain on the settlement of this agreement of approximately $4.1 million which was included in other income in the consolidated interim statement of operations for the six month period ended June 30, 2000.

      On April 7, 2000, ChannelPoint, Inc., an e-commerce exchange services and technology platform provider for insurance and benefits companies, acquired InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its $8.9 million subordinated note from InsurQuote. In addition, the Company invested $0.5 million in cash and converted $0.3 million in interest receivables associated with the $8.9 million subordinated note for additional common stock. Subsequent to these transactions being completed, the Company's securities in InsurQuote were then exchanged for common stock in the combined entity, ChannelPoint, Inc. ("ChannelPoint"). As a result of this transaction, the Company owns 5,036,635 shares, representing approximately 5.8% on a fully diluted basis, of ChannelPoint's common stock.

      In connection with the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain was reflected in the consolidated interim statement of operations for the three and six months ended June 30, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated statement of operations for the three and six months ended June 30, 2000. The impact on the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it primarily represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the carrying value of $22.7 million. The Company reviewed its carrying value of the ChannelPoint investment at December 31, 2000 and at March 31, 2001 and determined that there had been no change in the estimated fair value of its investment in ChannelPoint since the end of the second quarter of 2000.

      At the end of the second quarter of 2001, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in fair market value of these securities. This determination was based on market conditions, valuations for similar companies, financial performance and a going concern risk. As a result, the Company recorded a charge of $22.7 million, representing the remaining carrying value of its investment in ChannelPoint, which is reflected in the consolidated statement of operations for the three and six months ended June 30, 2001.

      In addition, the Company evaluated the collectibility of the note receivable from ChannelPoint. Based on the evaluation, the Company provided an allowance of $4.9 million for the note receivable and accrued interest through June 30, 2001. A deferred tax benefit of $1.8 million was recorded as a result of this allowance. This determination was based on financial performance, cash balances and a going concern risk.

NOTE 7 - INVESTMENT IN CHOICEPARTS

      On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In addition to an initial capital contribution of $1.4 million, the Company committed to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001; however, the Company recently reached an agreement in principle with ADP and the Reynolds and Reynolds Company to extend the deadline to April 2002. In December 2000, the Company funded $1.4 million in connection with this additional funding commitment. In March 2001, the Company funded $2.1 million to ChoiceParts and expects to fund the remaining commitment of $2.0 million in the second half of 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.8 million and $1.7 for the quarter and six months ended June 30, 2001, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Summary financial information for ChoiceParts for the three and six month periods ended June 30, 2001 was as follows:


                                  THREE MONTHS                 SIX MONTHS
                                 ENDED JUNE 30,              ENDED JUNE 30,
                                      2001                        2001
                               --------------------        -------------------
                                               (IN THOUSANDS)
Revenues                            $  3,681                     $  7,467
                                    =========                    =========
Loss from operations                $ (2,988)                    $ (6,216)
                                    =========                    =========
Net loss                            $ (2,889)                    $ (6,075)
                                    =========                    =========


NOTE 8 - LONG TERM DEBT

      On October 28, 1998, the credit facility between CCC and its bank group was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility with LaSalle National Bank, as agent, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. CCC requested an increase in the credit facility to provide financing to pursue strategic acquisitions, to provide CCC with the flexibility for growth opportunity investments and to fund working capital requirements, as necessary. The revolving line of credit commitment was to be reduced by $10 million on October 31, 2001, $15 million on October 31, 2002 and $75 million on October 31, 2003. The interest rate under the amended credit facility was the London Interbank Offered Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility.

      Under the credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the credit facility. On February 15, 2001, CCC received a waiver from its bank group with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, to place a general security lien on our assets on behalf of the bank group and to increase interest rates to reflect current market and credit conditions.

      On April 17, 2001, CCC and the bank group amended the existing credit facility agreement. This amendment provided CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restated future covenants. Under the terms of the amended agreement, the credit facility was reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001, and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended credit facility is secured by a blanket first priority lien on all of the assets of CCC and its subsidiaries, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. During the quarter ended June 30, 2001, and through the date of this filing, CCC received from the bank group several Waiver and Extension Amendments to the credit facility, which waived certain information requirements and provided an extension of time to meet certain other post closing requirements associated with the April 17, 2001 amendment. Further, the bank group, on July 30, 2001, provided an extension of the remaining post closing requirements until August 10, 2001.

      On August 14, 2001, CCC and the bank group further amended the existing credit facility agreement. This amendment provides CCC with waivers of certain obligations and certain amendments to the financial covenants existing in the current agreement and any associated agreements. Under the terms of the amended agreement, the credit facility has been reduced to $50.5 million effective August 14, 2001, certain mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events and certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage, net worth and earnings, were amended. In addition, certain information requirements and limitations on investments were amended or waived. In the future, CCC expects to be in compliance with all of the covenants in the August 14, 2001 amended credit facility agreement based on current expectations related to the 2001 business plan and other potential operating and financial actions available to CCC, if required.

      Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, restructuring costs, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

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

NOTE 9 - CCC CAPITAL TRUST

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

      In connection with the issuance of the Trust Preferred Securities by CCC Trust and the related purchase by the Company of all of the common securities of CCC Trust, the Company issued an Increasing Rate Note Due 2006 in the principal amount of $15.5 million, due February 23, 2006 ("Increasing Rate Note") to CCC Trust. The sole asset of CCC Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. The Company has unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company has elected to issue PIK notes for interest payments due on March 31, 2001 and June 30, 2001.

NOTE 10 - RESTRUCTURING CHARGES

      In December 2000, the Company accrued amounts related to the shutdown of D.W. Norris. As of June 30, 2001, substantially all of the payments related to severance and contractual commitments have been made. In addition, the Company recorded an adjustment of $0.2 million during quarter ended June 30, 2001 due to a favorable outcome of a lease commitment settlement.

      In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. In addition, the Company recorded a charge of $3.4 million related to the wind down of CCC International's operations. This charge included a write-off of the remaining goodwill of $1.1 million, contractual commitments including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. As of June 30, 2001, no payments had been made for the severance and contractual commitments. The Company expects to pay substantially all of the severance and contractual commitments during the third quarter of 2001.

NOTE 11 - DISCONTINUED OPERATIONS

      On April 19, 2001, the Company issued a press release announcing its decision to discontinue the operations of its CCC Consumer Services segment. The Company's plan includes the expected sale of certain assets and the closure of the remaining Consumer Services segment business. Proceeds from the sale of the related assets are expected to be minimal. As a result, the Company recorded a charge, net of taxes, of $7.0 million. This included a $0.9 million, net of tax, charge for expected losses during the wind down period, which the Company expects to take approximately six to nine months, and a loss on disposal of the segment of $6.8 million. Included in the loss on disposal are severance costs related to the termination of 365 employees. The Company recorded an income tax benefit related to this charge of $2.6 million. The Company incurred operating losses of $1.9 million prior to the measurement date. As of June 30, 2001, severance payments of $0.2 million had been made.

      In June 2001, the Company completed the sale of the assets of its subsidiary, CCC Consumer Services Southeast, Inc., ("CCC SE") to Fleming and Hall Administrators. Net proceeds from the sale were approximately $0.6 million. The Company purchased this claims administration business from Fleming and Hall Administrators in 1999. In addition, the Company also completed the sale of Professional Claims Services Inc. ("PCS") and received cash proceeds of approximately $0.1 million. PCS was sold to a company affiliated with certain of the individuals from whom PCS was purchased in 1998. Proceeds from both sales were used to repay amounts outstanding on the Company's bank credit facility. The losses on disposal of CCC SE and PCS, which approximated the original estimates recorded during the first quarter of 2001, were $0.8 million and $2.6 million, respectively.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues and income from discontinued operations were as follows:

                                                           THREE MONTHS                    SIX MONTHS
                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                        -----------------------    -------------------------
                                                            2001       2000           2001           2000
                                                        -----------------------    -------------------------
Revenues                                                    $--      $  6,786       $  4,587       $ 14,530
                                                            ===      ========       ========       ========
Income (loss) before income taxes                           $--      $   (401)      $ (1,920)      $   (333)
Income tax benefit                                           --           691            931            844
                                                            ---      --------       --------       --------
Income (loss) from operations                                --           290           (989)           511
                                                            ---      --------       --------       --------
Loss on sale                                                 --          --           (7,700)          --
Income tax benefit                                           --          --            1,707           --
                                                            ---      --------       --------       --------
Net loss on sale                                             --          --           (5,993)          --
                                                            ---      --------       --------       --------
Income (loss) from discontinued operations, net of tax      $--      $    290       $ (6,982)      $    511
                                                            ===      ========       ========       ========

      The net liabilities of discontinued operations as of June 31, 2001 and the net assets of discontinued operations as of December 31, 2000 consisted of the following:

                                                          JUNE 30,    DECEMBER 31,
                                                           2001          2000
                                                   -----------------------------------
Cash                                                     $  --         $   723
Accounts Receivables                                       1,443         4,515
Goodwill, net                                               --           2,372
Accounts payable and accruals                             (3,233)         (836)
Deferred revenues                                           (264)         (865)
Other liabilities                                           --            (767)
Other                                                          8          (294)
                                                         -------       -------
Net (liabilities) assets of discontinued operations      $(2,046)      $ 4,848
                                                         =======       =======

NOTE 12 - INCOME TAXES

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                               JUNE 30,     DECEMBER 31,
                                                2001           2000
                                             ----------     ----------
Income tax receivable                         $  3,975       $   --
                                              --------       --------
Current portion deferred income taxes         $  5,322       $   --
                                              --------       --------

Deferred income tax assets                    $ 26,240       $ 11,612
Valuation allowance                             (7,280)        (2,826)
                                              --------       --------
Total deferred income tax asset                 18,960          8,786
Deferred income tax liabilities                   (476)          (748)
                                              --------       --------
Net deferred income tax asset                   18,484          8,038
                                              --------       --------
Total tax assets current and non-current      $ 27,781       $  8,038
                                              ========       ========

      Tax benefits of $18.0 million recorded in the second quarter of 2001 reflect the tax effect of the exit of CCC International including the tax write-off of intercompany loans relating to investments and advances to our foreign entities ($13.8 million), the allowance for the Channelpoint note and interest receivables ($2.5 million), and other pre-tax losses ($1.7 million). The current income tax refund receivable of $4.0 million is comprised of two items: $2.5 million related to a carryback of tax return year 2000 losses to 1998 for a refund of taxes paid in 1998, and $1.5 million related to 2000 tax year estimated income tax payments refund. The current portion of deferred income taxes ($5.3 million) represents expected refund of taxes paid in 1999 when 2001 tax year losses are carried back to 1999. The change in the net deferred income tax asset accounts is a result of $9.0 million of tax benefits recorded attributable to tax losses in 2001 to be carried forward and utilized in future tax years and the change in deferred book/tax differences related to the Channelpoint investment write-off of $1.5 million.

NOTE 12 - BUSINESS SEGMENTS

      The Company currently has three reportable segments: CCC U.S., CCC International and Drive Logic. The products and services of CCC U.S. generally are used by its customers to facilitate the processing of automobile physical damage claims and improve decision making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. CCC International provided claims consulting for a large insurance company and other products to help manage the claims process and settlement of repairable automobile claims in Europe. See discussion in Note 10 - Restructuring Charges concerning the Company's decision to wind down CCC International. DriveLogic, formed in 1999, develops products and services that serve the automobile claims industry supply chain through the Internet. The Company previously reported CCC Consumer Services as a segment. See discussion in Note 11 - Discontinued Operations concerning the Company's decision to shutdown the Consumer Services business.

      The Company's reportable segments are based upon the nature of the products and services within the Company and the methods used to distribute these products and services. The Company is organized into revenue producing divisions and shared services organizations tasked with facilitating the performance of the revenue producing divisions. Segment expenses represent principally salaries and related employee expenses directly related to its activities. Each revenue division and support organization is led by a President or Executive Vice President that reports to the Chief Executive Officer. Management evaluates performance at the total company profit level and at the product revenue level. The shared services costs are not currently allocated to the revenue producing segments and include product engineering, management information systems, legal, finance and administration costs. These costs are mainly incurred for the benefit of CCC U.S.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Financial information relating to each reportable segment was as follows (in thousands):

                                                                  CCC           CCC                       SHARED
                                                                  U.S.     INTERNATIONAL   DRIVELOGIC    SERVICES       TOTAL
                                                              ----------  -------------- -------------  -----------  -----------
THREE MONTHS ENDED JUNE 30, 2001
Net revenue                                                    $ 45,761      $    367      $   --        $   --        $ 46,128
Operating expenses                                              (15,190)          103        (9,182)      (22,616)      (46,885)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss) before
   restructuring charges                                         30,571           470        (9,182)      (22,616)         (757)
Restructuring charges                                              --          (3,369)         --          (2,830)       (6,199)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss)                                          30,571        (2,899)       (9,182)      (25,446)       (6,956)
Loss on investment securities and note receivable               (27,595)         --            --            --         (27,595)
Losses in equity investments                                       --              79          (795)         --            (716)
                                                               ---------     ---------     ----------   ----------    -----------
Division operating margin                                      $  2,976      $ (2,820)     $ (9,977)     $(25,446)     $(35,267)
                                                               =========     =========     ==========   ==========    ===========

THREE MONTHS ENDED JUNE 30, 2000
Net revenue                                                    $ 42,866      $  1,613      $   --        $   --        $ 44,479
Operating expenses                                              (17,089)       (3,547)       (4,232)      (18,967)      (43,835)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss)                                          25,777        (1,934)       (4,232)      (18,967)          644
Gain on exchange of investment securities                        18,437          --            --            --          18,437
Losses in equity investments                                       --          (3,496)         (312)         --          (3,808)
                                                               ---------     ---------     ----------   ----------    -----------
Division operating margin                                      $ 44,214      $ (5,430)     $ (4,544)     $(18,967)     $ 15,273
                                                               =========     =========     ==========   ==========    ===========

SIX MONTHS ENDED JUNE 30, 2001
Net revenue                                                    $ 92,155      $  1,363      $   --        $   --        $ 93,518
Operating expenses                                              (31,116)       (1,348)      (16,648)      (43,405)      (92,517)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss) before
  restructuring charges                                          61,039            15       (16,648)      (43,405)        1,001
Restructuring charges                                              --          (3,369)         --          (2,830)       (6,199)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss)                                          61,039        (3,354)      (16,648)      (46,235)       (5,198)
Loss on investment securities and note receivable               (27,595)                                                (27,595)
Losses in equity investments                                       --          (2,613)       (1,671)         --          (4,284)
                                                               ---------     ---------     ----------   ----------    -----------
Division operating margin                                      $ 33,444      $ (5,967)     $(18,319)     $(46,235)     $(37,077)
                                                               =========     =========     ==========   ==========    ===========

BALANCE AT JUNE 30, 2001
Accounts Receivable, net                                       $ 13,129      $    272      $   --        $   --        $ 13,401
                                                               =========     =========     ==========   ==========    ===========

Six Months Ended June 30, 2000
Net revenue                                                    $ 87,801      $  4,358      $   --        $   --        $ 92,159
Operating expenses                                              (34,296)       (6,308)       (6,015)      (38,506)      (85,125)
                                                               ---------     ---------     ----------   ----------    -----------
Operating income (loss)                                          53,505        (1,950)       (6,015)      (38,506)        7,034
Gain on settlement of marketing agreement                         4,144          --            --            --           4,144
Gain on exchange of investment securities                        18,437          --            --            --          18,437
Losses in equity investments                                       --          (4,309)         (312)         --          (4,621)
                                                               ---------     ---------     ----------   ----------    -----------
Division operating margin                                      $ 76,086      $ (6,259)     $ (6,327)     $(38,506)     $ 24,994
                                                               =========     =========     ==========   ==========    ===========

BALANCE AT JUNE 30, 2000
Accounts Receivable, net                                       $ 17,658      $  3,523      $   --        $   --        $ 21,181
                                                               =========     =========     ==========   ==========    ===========

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      During the six months ended June 30, 2001 and 2000, substantially all revenues recognized in the CCC U.S. Division were derived from customers located in the United States. During those same periods, substantially all revenues recognized in the CCC International segment were derived from customers located in Europe.

NOTE 13 - LEGAL PROCEEDINGS

      The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's TOTAL LOSS valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Form 10-Q for the quarter ended March 31, 2001.

      In STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15557 (Circuit Court of Cook County, Illinois, Chancery Division) (filed October 29, 1999), the plaintiffs filed a motion to reconsider the Court's earlier order compelling one of the plaintiffs to undergo an appraisal. That motion was denied on August 1, 2001. The plaintiffs in STEPHENS and in another case filed by the same group of plaintiffs' attorneys, ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH 15032 (Circuit Court of Cook County, Illinois, Chancery Division) (filed October 29, 1999), now have until September 17, 2001 to file an amended complaint.

      On May 21, 2001, a putative class action complaint was filed in the Superior Court of Floyd County, Georgia, against CCC and one of its insurance company customers. The case is captioned BEARDEN V. GEORGIA FARM BUREAU INSURANCE COMPANIES AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. 01-CV-22114-1 (Superior Court of Floyd County, Georgia) (filed May 21, 2001). The plaintiff alleges that Georgia Farm Bureau, using a valuation provided by CCC, offered the plaintiff an inadequate amount for her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert claims against CCC for fraud and misrepresentation, suppression and concealment, conspiracy, and violation of the Georgia RICO statute. The plaintiff seeks to represent a class of Georgia Farm Bureau customers who are residents of Georgia and whose total loss claims were adjusted using a valuation provided by CCC. The plaintiff seeks unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. CCC has filed a motion to dismiss the complaint in BEARDEN. The plaintiffs' attorney in the BEARDEN matter is part of a group of plaintiffs' attorneys who previously filed three substantially similar putative class action complaints against CCC and various customers in the State Court of Fulton County, Georgia. Those cases are described in more detail in the Company's Form 10-K, as amended, for the year ended December 31, 2000.

      The same plaintiffs' attorney also previously filed the following two cases against CCC and some of its insurance company customers: STOUDEMIRE V. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE, AND CCC INFORMATION SERVICES, CIVIL ACTION NO. 01-W-497-N (United States District Court, Middle District of Alabama) (filed April 23, 2001) and HEARTSILL V. INFINITY NATIONAL INSURANCE CORP. AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. CV 2001 1290-SH (Circuit Court of Montgomery County, Alabama) (filed May 1, 2001). The plaintiffs in each of these two cases has voluntarily dismissed their complaint without prejudice.

NOTE 14 - SUBSEQUENT EVENT

      On June 29, 2001, the Company filed with the SEC a Form S-3
Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS
   THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30,
   2000
      The Company reported a net loss applicable to common stock of $(18.5) million, or $(0.85) per share on a diluted basis, for the three months ended June 30, 2001, versus net income of $17.3 million, or $0.79 per share on a diluted basis, for the same quarter last year. Losses from continuing operations were $(18.5) million, or $(0.85) per share on a diluted basis, for the quarter, versus income from continuing operations of $17.0 million, or $0.77 per share on a diluted basis, for the second quarter last year.

      For the quarter ended June 30, 2001, CCC U.S. had revenues of $45.7 million and CCC International had revenues of $0.4 million, which represented 99.2% and 0.8%, respectively, of total consolidated revenues. For the same quarter last year, CCC U.S. had revenues of $42.9 million and CCC International had revenues of $1.7 million, which represented 96.3% and 3.7%, respectively, of total consolidated revenues.

      For the quarter ended June 30, 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing segments were 66.8% for CCC U.S. and (789.9)% for CCC International compared to 60.1% for CCC U.S. and (119.9)% for CCC International in 2000. The operating margins for CCC International reflect the Company's decision to wind down this segment. DriveLogic had no revenues in both quarters ended June 30, 2001 and 2000 and had operating losses of $(9.1) million in 2001 compared to $(4.2) million in the second quarter of 2000. Shared services operating expenses, which are currently not allocated, are primarily incurred in support of CCC U.S. Shared services consist primarily of product development, management information systems ("MIS"), legal, finance and administration, and totaled $25.4 million for the quarter ended June 30, 2001 compared to $19.0 million for the same quarter last year.

      CCC U.S. Operating income for CCC U.S. increased quarter over quarter by $4.8 million due to an increase in revenues of $2.8 million and a decrease in product consulting fees, development expenses and license fees related to a shop management product and a decrease in payroll costs due to the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois.

       CCC INTERNATIONAL. Revenues decreased by $1.3 million and expenses decreased by $0.3 million during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due to the Company's decision in to wind down this segment. The decision to wind down the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

      DRIVELOGIC. DriveLogic's operating losses increased by $4.9 million, or 117%, from $4.2 million, reflecting our continued development of new product offerings that will utilize the Internet.

      SHARED SERVICES. Operating expenses for the quarter ended June 30, 2001 of $25.4 million increased $6.4 million, or 34%, from $19.0 for the same quarter last year. The increase in expenses was due to restructuring charges of $2.8 million recorded in 2001, additional MIS costs for projects aimed at improving internal communications and customer service infrastructure and additional depreciation and amortization as a result of increased investment in computer equipment and software, leasehold improvements and office furniture. In addition, legal fees incurred in connection with various legal matters increased $1.2 million.

      REVENUES. Revenues from continuing operations for the second quarter 2001 were $46.1 million versus $44.5 million, a 3.7% increase from the same quarter last year. The increase in revenue was primarily attributable to an increase in CCC U.S.'s revenue of $2.8 million, or 6.5%, driven primarily by its EZNet communications network and its PATHWAYS APPRAISAL QUALITY SOLUTION and PATHWAYS COLLISION ESTIMATING products. This increase was offset by a decrease of $1.2 million in CCC International's revenue due to the wind down of this segment.

      PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $11.1 million, or 24.8% of revenues, to $8.6 million, or 18.7% of revenues. These expenses decreased $2.8 million due to the Company's decision to wind down CCC International and decreased $0.4 million due to lower wages resulting from the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois. Production expenses associated with DriveLogic slightly offset these decreases.

      COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased from $3.1 million, or 7.1% of revenues, to $2.5 million, or 5.4% of revenues. The decrease was due primarily to a

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

reduction in commissions resulting from the conversion, completed in April 2000, of the independent sales representatives of CCC U.S. for collision repair facilities to salaried employees.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased 11% from $21.0 million, or 47.1% of revenues, to $23.3 million, or 50.5% of revenues. Of this increase, approximately $0.6 million, or 26.1% of the net increase, were costs associated with DriveLogic. Additional increases were the result of CCC U.S.'s 2000 conversion of independent sales representatives for collision repair facilities to salaried employees.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.8 million, or 6.2% of revenues, to $3.1 million, or 6.8% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily a new human resources and payroll system implemented in 2000. Depreciation and amortization also increased as a result of increased investment in computer equipment and software, as well as leasehold improvements and office furniture associated with DriveLogic's new office space.

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased 57% from $6.0 million, or 13.3% of revenues, to $9.4 million, or 20.2% of revenues. The increase was due primarily to higher development costs associated with DriveLogic.

      RESTRUCTURING CHARGES. In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. In addition, the Company recorded a charge of $3.4 million related to the Company's decision to wind down CCC International in order to focus on U.S. market opportunities. This charge consisted of a write-off of goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million.

      INTEREST EXPENSE. Interest expense increased from $0.7 million in 2000 to $1.1 million in 2001 driven by an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's bank credit facility.

      MINORITY INTEREST EXPENSE. The Company recorded minority interest expense of $0.3 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P.

      GAIN ON EXCHANGE OF INVESTMENT SECURITIES, NET. We recorded a gain in the second quarter of 2000 of approximately $18.4 million in connection with the exchange of our equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

      LOSS ON INVESTMENT SECURITIES AND NOTE. We recorded a loss in the second quarter of 2001 of approximately $27.6 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. See Note 6 - Investment in InsurQuote/ChannelPoint.

      EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $0.8 million for the three months ended June 30, 2001 related to its share of the losses in ChoiceParts compared to a charge of $0.3 million for the period May 4, 2000 through June 30, 2000. ChoiceParts was established in May 2000.

      INCOME TAXES. Income taxes decreased from a provision of $2.2 million, or 12.1% of income from continuing operations before taxes, to an income tax benefit of $18.0 million, or 49.2% of losses from continuing operations before taxes. The tax benefit of $18.0 million reflects the tax effect of the wind down of CCC International ($13.8 million), the ChannelPoint allowance ($2.5 million) and other pre-tax losses ($1.7 million).

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

      EQUITY IN NET LOSSES OF ENTERSTAND. Equity in net losses of Enterstand decreased by $3.6 million from 2000. The Enterstand losses during the three months ended June 30, 2000 reflect losses recognized at 85% which corresponded to the level of funding we provided Enterstand during that period. In conjunction with the Company's decision to reduce investments and operations in CCC International, in May 2001, the Company decided to cease funding of the operating losses of Enterstand and accordingly stopped funding 100% of the losses incurred at Enterstand.

      SIX MONTHS ENDED JUNE 30, 2001  COMPARED  WITH SIX MONTHS ENDED JUNE 30,
2000

      The Company reported a net loss applicable to common stock of $28.3 million, or $(1.30) per share on a diluted basis, for the six months ended June 30, 2001, versus net income of $21.8 million, or $0.98 per share on a diluted basis, for the same period last year. Total net losses for the six months ended June 30, 2001 included a loss from discontinued operations, net of tax, of $(7.0) million, or $(0.32) per share, related to the exit of the CCC Consumer Services segment. Losses from continuing operations were $(21.3) million, or $(0.98) per share on a diluted basis, for the six months, versus income from continuing operations of $21.3 million, or $0.96 per share for the same period last year.

      For the six months ended June 30, 2001, CCC U.S. had revenues of $92.1 million and CCC International had revenues of $1.4 million, which represented 98.5% and 1.5%, respectively, of total consolidated revenues. For the same period last year, CCC U.S. had revenues of $87.8 million and CCC International had revenues of $4.4 million, which represented 95.3% and 4.7%, respectively, of total consolidated revenues.

      For the six months ended June 30, 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing segments were 66.2% for CCC U.S. and (246.1)% for CCC International compared to 60.9% for CCC U.S. and (44.7)% for CCC International in 2000. The operating margins for CCC International reflect the Company's decision to wind down this segment. DriveLogic had no revenues during the six months ended June 30, 2001 and 2000 and had operating losses of $(16.6) million in 2001 compared to $(6.0) million during the first six months of 2000. Shared services operating expenses, which are currently not allocated, are primarily incurred in support of CCC U.S. Shared services consist primarily of product development, management information systems ("MIS"), legal, finance and administration, and totaled $46.2 million for the six months ended June 30, 2001 compared to $38.5 million for the same period last year.

      CCC U.S. Operating income for CCC U.S. increased period over period by $7.5 million, or 14%, due to a decrease in consulting fees and development expenses related to a shop management product and a decrease in commissions resulting from the conversion of the independent sales representatives of CCC U.S. for collision repair facilities to salaried employees.

      CCC INTERNATIONAL. Revenues decreased by $3.0 million and expenses decreased by $1.6 million during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to the Company's decision wind down this segment. The decision to wind down the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

      DRIVELOGIC. DriveLogic's operating losses increased by $10.6 million, or 177%, reflecting our continued development of new product offerings that will utilize the Internet.

      SHARED SERVICES. Operating expenses for the six months ended June 30, 2001 of $46.2 million increased $7.7 million from $38.5 million for the same period last year. The increase in expenses was due to restructuring charges of $2.8 million recorded in 2001, additional MIS costs for projects aimed at improving internal telecommunications and customer service infrastructure and additional depreciation and amortization as a result of increased investment in computer equipment and software, leasehold improvements and office furniture. In addition, legal fees incurred in connection with various legal matters increased $1.2 million.

      REVENUES. Revenues from continuing operations for the six months ended June 30, 2001 were $93.5 million versus $92.2 million for the same period last year. The increase in revenue was primarily attributable to an increase in CCC U.S. revenue of $4.3 million, or 5.0%, driven primarily by its EZNet communications network and its PATHWAYS APPRAISAL QUALITY SOLUTION and PATHWAYS COLLISION ESTIMATING products. This increase was offset by a decrease of $3.0 million in CCC International's revenue due to the wind down of this segment.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

      PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased 16% from $21.3 million, or 23.1% of revenues, to $17.9 million, or 19.2% of revenues. The decrease in expenses was primarily related to the Company's decision to wind down CCC International.

      COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses decreased 23% from $6.5 million, or 7.1% of revenues, to $5.0 million, or 5.4% of revenues. The decrease was due mainly to reduced commissions resulting from the conversion, completed in April 2000, of independent sales representatives of CCC U.S. for collision repair facilities to salaried employees.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased by 8% from $40.4 million, or 43.8% of revenues, to $46.3 million, or 49.5% of revenues. Of this increase, approximately $3.0 million, or 50.8% of the net increase, was due to costs associated with DriveLogic. Additional increases were the result of CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $5.3 million, or 5.7% of revenues, to $6.2 million, or 6.7% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily a new human resources and payroll system implemented in 2000. Depreciation and amortization also increased as a result of increased investment in computer equipment and software, as well as leasehold improvements and office furniture associated with DriveLogic's new office space.

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming increased by 46% from $11.7 million, or 12.7% of revenues, to $17.1 million, or 18.2% of revenues. The increase was due to higher development costs associated with DriveLogic.

      RESTRUCTURING CHARGES. In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. In addition, the Company recorded a charge of $3.4 million related to the Company's decision to wind down CCC International in order to focus on U.S. market opportunities. This charge included a write-off of the remaining goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million.

      INTEREST EXPENSE. Interest expense increased from $1.4 million in 2000 to $2.4 million in 2001, driven by an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's bank credit facility.

      OTHER INCOME, NET. Other income (expense), net decreased from $4.6 million 2000 to $0.7 million in 2001. The decrease from prior year was due to a $4.1 million gain recorded in 2000 on the termination of a sales and marketing agreement between the Company and InsurQuote.

      MINORITY INTEREST EXPENSE. The Company recorded minority interest expense of $0.5 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P.

      GAIN ON EXCHANGE OF INVESTMENT SECURITIES. The Company recorded a gain of approximately $18.4 million for the six months ended June 30, 2000 in connection with the exchange of its equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

      LOSS ON INVESTMENT SECURITIES AND NOTE. We recorded a loss in the second quarter of 2001 of approximately $27.6 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. See Note 6 - Investment in InsurQuote/ChannelPoint.

      EQUITY IN LOSSES OF CHOICEPARTS. The Company recorded a charge of $1.7 million for the six months ended June 30, 2001 related to its share of the losses in ChoiceParts compared to a charge of $0.3 million for the period May 4, 2000 through June 30, 2000. ChoiceParts was established in May 2000.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

      INCOME TAXES. Income taxes decreased from a provision of $2.8 million, or 9.8% of income from continuing operations before taxes, to an income tax benefit attributable to continuing operations of $18.1 million, or 49.1% of losses before taxes. The tax benefit of $18.1 million reflects the tax effect of the wind down of CCC International ($13.8 million), the ChannelPoint allowance recorded ($2.5 million) and other pre-tax losses ($1.7 million).

      EQUITY IN NET LOSSES OF ENTERSTAND. Equity in net losses of Enterstand decreased from $4.3 million in 2000 to $2.6 million in 2001. The Enterstand losses during the six months ended June 30, 2000 reflect the change in percentage of losses recognized from 19.9% to 85% for the period April 1, 2000 through September 30, 2000 which corresponded to the level of funding we provided Enterstand during that period. During the first quarter of 2001, we funded 100% of the operating losses of Enterstand. In conjunction with the Company's decision to reduce investments and operations in CCC International, in May 2001, the Company decided to cease funding of the operating losses of Enterstand and accordingly stopped funding 100% of the losses incurred at Enterstand.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2001, net cash used for operating activities was $(7.9) million and net borrowings on the Company's credit facility were approximately $1.0 million. The Company used proceeds received from sale of the Trust Preferred Securities to purchase equipment and software for $2.3 million and to invest in Enterstand for $3.4 million. In addition, the Company invested an additional $2.1 million in ChoiceParts.

      On October 28, 1998, the credit facility between CCC and its bank group was amended and restated from the original revolving credit agreement entered into on August 22, 1996. Under the amended credit facility with LaSalle National Bank, as agent, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. CCC requested an increase in the credit facility to provide financing to pursue strategic acquisitions, to provide CCC with the flexibility for growth opportunity investments and to fund working capital requirements, as necessary. Under the terms of the amended and restated agreement, the revolving line of credit commitment was to be reduced by $10 million on October 31, 2001, $15 million on October 31, 2002 and $75 million on October 31, 2003. The interest rate under the amended credit facility was the London Interbank Offered Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. CCC pays a commitment fee of 0.25% on any unused portion of the revolving credit facility.

      Under the credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the credit facility. On February 15, 2001, CCC received a waiver from its bank group with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, to place a general security lien on our assets on behalf of the bank group and to increase interest rates to reflect current market and credit conditions.

      On April 17, 2001, CCC and the bank group amended the existing credit facility agreement. This amendment provided CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restated future covenants. Under the terms of the amended agreement, the credit facility was reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001, and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. The amended credit facility is secured by a blanket first priority lien on all of the assets of CCC and our subsidiaries, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended credit facility

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. During the quarter ended June 30, 2001, and through the date of this filing, CCC received from the bank group several Waiver and Extension Amendments to the credit facility, which waived certain information requirements and provided an extension of time to meet certain other post closing requirements associated with the April 17, 2001 amendment. Further, the bank group, on July 30, 2001, provided an extension of the remaining post closing requirements until August 10, 2001.

      On August 14, 2001, CCC and the bank group further amended the existing credit facility agreement. This amendment provides CCC with waivers of certain obligations and certain amendments to the financial covenants existing in the current agreement and any associated agreements. Under the terms of the amended agreement, the credit facility has been reduced to $50.5 million effective August 14, 2001, certain mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events and certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage, net worth and earnings, were amended. In addition, certain information requirements and limitations on investments were amended or waived. In the future, CCC expects to be in compliance with all of the covenants in the August 14, 2001 amended credit facility agreement based on current expectations related to the 2001 business plan and other potential operating and financial actions available to CCC, if required.

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

      In connection with the issuance of the Trust Preferred Securities by CCC Trust and our related purchase of all of the Trust's common securities, we issued an Increasing Rate Note Due 2006 in the principal amount of $15.5 million, due February 23, 2006 ("Increasing Rate Note"), to the Trust. The sole asset of the Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. We unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

      The Increasing Rate Note is subordinated to our bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at our option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at our option at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company has elected to issue PIK notes for interest payments due on March 31, 2001 and June 30, 2001.

      On June 29, 2001, the Company filed with the SEC a Form S-3
Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001.

      Our principal liquidity requirements include our operating activities, including product development for CCC U.S. and DriveLogic, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's PATHWAYS COLLISION ESTIMATING software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

      Management believes that future cash flows from operations, its available credit line facility and the

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

funding it received from Capricorn Investors III, L.P., during the first quarter of 2001, will be sufficient to meet our liquidity needs for the year ending December 31, 2001. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

FORWARD-LOOKING STATEMENTS

      In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996, the Company's 2000 Annual Report on Form 10-K, as amended, filed on April 17, 2001 and the Company's Current Report on Form 8-K, dated June 26, 2001, filed on June 29, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, the Company has operations in the U.K. All foreign operations are measured in the British Pound Sterling. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. With the International Division wind down the potential exposure to foreign currency fluctuations will be limited, however, the Company will continue to monitor such exposure.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's TOTAL LOSS valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Form 10-Q for the period ended March 31, 2001.

      In STEPHENS V. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. AND CCC INFORMATION SERVICES INC., NO. 99 CH 15557 (Circuit Court of Cook County, Illinois, Chancery Division) (filed October 29, 1999), the plaintiffs filed a motion to reconsider the Court's earlier order compelling one of the plaintiffs to undergo an appraisal. That motion was denied on August 1, 2001. The plaintiffs in STEPHENS and in another case filed by the same group of plaintiffs' attorneys, ALVAREZ-FLORES V. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., AND CCC INFORMATION SERVICES INC., NO. 99 CH 15032 (Circuit Court of Cook County, Illinois, Chancery Division) (filed October 29, 1999), now have until September 17, 2001 to file an amended complaint.

      On May 21, 2001, a putative class action complaint was filed in the Superior Court of Floyd County, Georgia, against CCC and one of its insurance company customers. The case is captioned BEARDEN V. GEORGIA FARM BUREAU INSURANCE COMPANIES AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. 01-CV-22114-1 (Superior Court of Floyd County, Georgia) (filed May 21, 2001). The plaintiff alleges that Georgia Farm Bureau, using a valuation provided by CCC, offered the plaintiff an inadequate amount for her automobile and that CCC's TOTAL LOSS valuation product provides values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert claims against CCC for fraud and misrepresentation, suppression and concealment, conspiracy, and violation of the Georgia RICO statute. The plaintiff seeks to represent a class of Georgia Farm Bureau customers who are residents of Georgia and whose total loss claims were adjusted using a valuation provided by CCC. The plaintiff seeks unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. CCC has filed a motion to dismiss the complaint in BEARDEN. The plaintiffs' attorney in the BEARDEN matter is part of a group of plaintiffs' attorneys who previously filed three substantially similar putative class action complaints against CCC and various customers in the State Court of Fulton County, Georgia. Those cases are described in more detail in the Company's Form 10-K, as amended, for the year ended December 31, 2000.

      The same plaintiffs' attorney also previously filed the following two cases against CCC and some of its insurance company customers: STOUDEMIRE V. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE, AND CCC INFORMATION SERVICES, CIVIL ACTION NO. 01-W-497-N (United States District Court, Middle District of Alabama) (filed April 23, 2001) and HEARTSILL V. INFINITY NATIONAL INSURANCE CORP. AND CCC INFORMATION SERVICES INC., CIVIL ACTION NO. CV 2001 1290-SH (Circuit Court of Montgomery County, Alabama) (filed May 1, 2001). The plaintiffs in each of these two cases has voluntarily dismissed their complaint without prejudice.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Registrant was held on May 15, 2001.

         (b) The directors listed in the Registrant's Proxy Statement dated April 19, 2001, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

         Director                    For             Withheld
         --------                    ---             --------
         Morgan W. Davis             18,400,460      1,178,761
         Michael R. Eisenson         18,889,404        689,817
         Thomas L. Kempner           18,877,404        701,817
         Dudley C. Mecum             18,889,258        689,963
         Githesh Ramamurthy          18,859,140        720,081
         Mark A. Rosen               18,889,404        689,817
         Herbert S. Winokur          18,889,258        689,963

         (c) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 19,522,469 for, 7,493 against and 49,259 withheld.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.1 Waiver and Extension Amendment dated as of May 15, 2001 between CCC Information Services Inc. and LaSalle Bank National Association. This Exhibit also includes a schedule identifying several omitted waivers and the material differences from the filed Agreement.

            10.2 Waiver and Fourth Amendment dated as of August 14, 2001 to Amended and Restated Credit Agreement between CCC Information Services Inc. and LaSalle Bank National Association.

            11    Statement Re: Computation of Per Share Earnings

       (b) Reports on Form 8-K

                  A report on Form 8-K, dated April 19, 2001, was filed on April 20, 2001 reporting the Company's decision to exit the CCC Consumer Services segment.

                  A report on Form 8-K, dated June 26, 2001, was filed on June 29, 2001 reporting restated financial information to reflect the Consumer Services segment as a discontinued operation.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                 CCC Information Services Group Inc.

                                      By:   /s/ Githesh Ramamurthy
                                         --------------------------------
                                      Name:  Githesh Ramamurthy
                                      Title: Chairman, President and
                                             Chief Executive Officer



                                      By:   /s/ Reid E. Simpson
                                         --------------------------------
                                      Name: Reid E. Simpson
                                      Title: Executive Vice President
                                             and Chief Financial Officer

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


                                  EXHIBIT INDEX


 10.1 Waiver and Extension Amendment dated as of May 15, 2001 between CCC Information Services Inc. and LaSalle Bank National Association. This Exhibit also includes a schedule identifying several omitted waivers and the material differences from the filed Agreement.

 10.2 Waiver and Fourth Amendment dated as of August 14, 2001 to Amended and Restated Credit Agreement between CCC Information Services Inc. and LaSalle Bank National Association.

 11   Statement Re: Computation of Per Share Earnings