Form 10-Q
period 2001-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2001-11-14
CIK 1017917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-28600

CCC INFORMATION SERVICES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1242469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

World Trade Center Chicago
444 Merchandise Mart
Chicago, Illinois 60654
(Address of principal executive offices, including zip code)

(312) 222-4636
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 14, 2001, 21,852,692 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page(s)
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Interim Statement of Operations (Unaudited), Three Months and Nine Months Ended September 30, 2001 and 2000	3
	Consolidated Interim Balance Sheet (Unaudited), September 30, 2001 and December 31, 2000	4
	Consolidated Interim Statement of Cash Flows (Unaudited), Nine Months Ended September 30, 2001 and 2000	5
	Notes to Consolidated Interim Financial Statements (Unaudited)	6-17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	26-27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28
EXHIBIT INDEX		29

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$46,592	$45,782	$140,110	$137,941
Expenses:
Production and customer support	7,225	10,399	25,173	31,674
Commissions, royalties and licenses	2,528	4,484	7,536	10,998
Selling, general and administrative	23,120	23,003	69,381	63,393
Depreciation and amortization	2,895	3,019	9,133	8,303
Product development and programming	6,973	8,413	24,035	20,075
Restructuring charges	—	—	6,199	—
Litigation settlement	—	1,425	—	1,425

Total operating expenses	42,741	50,743	141,457	135,868

Operating income (loss)	3,851	(4,961)	(1,347)	2,073
Interest expense	(1,145)	(864)	(3,584)	(2,253)
Other income, net	44	145	731	4,747
Gain on exchange of investment securities	—	—	—	18,437
Loss on investment securities and note receivable	—	—	(27,595)	—
CCC Capital Trust minority interest expense	(410)	—	(944)	—
Equity in losses of ChoiceParts investment	(481)	(476)	(2,152)	(788)

Income (loss) from continuing operations before income taxes	1,859	(6,156)	(34,891)	22,216
Income tax (provision) benefit	(946)	2,658	17,116	(124)

Income (loss) from continuing operations before equity losses	913	(3,498)	(17,775)	22,092
Equity in net losses of Enterstand	259	(3,657)	(2,354)	(7,966)

Income (loss) from continuing operations	1,172	(7,155)	(20,129)	14,126
Income (loss) from discontinued operations, net of income taxes	—	(447)	(6,982)	64

Net income (loss)	$1,172	$(7,602)	$(27,111)	$14,190

Per Share Data
Income (loss) per common share—basic from:
Continuing operations	$0.05	$(0.33)	$(0.92)	$0.64
Discontinued operations	—	(0.02)	(0.32)	—

Income (loss) per common share—basic	$0.05	$(0.35)	$(1.24)	$0.64

Income (loss) per common share—diluted from:
Continuing operations	$0.05	$(0.33)	$(0.92)	$0.64
Discontinued operations	—	(0.02)	(0.32)	—

Income (loss) per common share—diluted	$0.05	$(0.35)	$(1.24)	$0.64

Weighted average shares outstanding:
Basic	21,821	21,613	21,794	21,906
Diluted	21,895	21,613	21,794	22,221

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM BALANCE SHEET
(In thousands, except share amounts)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Cash	$482	$912
Accounts receivable (net of reserves of $2,533 and $3,271 at September 30, 2001 and December 31, 2000, respectively)	13,243	16,867
Current portion deferred income taxes	5,322	—
Other current assets	4,693	5,212

Total current assets	23,740	22,991
Property and equipment (net of accumulated depreciation of $40,238 and $32,141 at September 30, 2001 and December 31, 2000, respectively)	17,208	21,812
Goodwill (net of accumulated amortization of $11,826 and $15,312 at September 30, 2001 and December 31, 2000, respectively)	5,150	7,224
Deferred income taxes	17,498	8,004
Investments	965	23,764
Notes receivable	739	5,257
Other assets	1,392	788
Net assets of discontinued operations	—	4,848

Total assets	$66,692	$94,688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft	$4,995	$8,682
Accounts payable	9,878	15,309
Accrued expenses	15,493	19,153
Income taxes payable	1	375
Current portion of long-term debt	713	314
Deferred revenues	5,335	4,044

Total current liabilities	36,415	47,877
Long-term debt	35,757	42,000
Deferred revenues	86	120
Other liabilities	2,891	2,573
Net liabilities of discontinued operations	1,425	—

Total liabilities	76,574	92,570

Preferred securities in CCC Capital Trust	12,943	—

Common stock ($0.10 par value, 40,000,000 shares authorized, 21,835,650 and 21,759,279 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively)	2,601	2,593
Additional paid-in capital	105,697	103,279
Accumulated deficit	(82,073)	(54,962)
Accumulated other comprehensive loss	(681)	(423)
Treasury stock, at cost ($0.10 par value, 4,286,665 shares in treasury at September 30, 2001 and December 31, 2000)	(48,369)	(48,369)

Total stockholders' equity (deficit)	(22,825)	2,118

Total Liabilities and Stockholders' Equity (Deficit)	$66,692	$94,688

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net income (loss)	$(27,111)	$14,190
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations, net of income taxes	6,982	(64)
Loss on investment securities and note receivable	27,595	—
Restructuring charges	6,199	—
CCC Capital Trust minority interest expense	944	—
Gain on exchange of investment securities	—	(18,437)
Gain on settlement of marketing agreement	—	(3,644)
Equity in loss of ChoiceParts	2,152	788
Equity in loss of Enterstand	2,354	7,966
Depreciation and amortization of property and equipment	8,149	6,982
Amortization of goodwill	993	1,631
Deferred income tax provision (benefit)	(16,243)	1,720
Other, net	(332)	(342)
Changes in:
Accounts receivable, net	3,624	(1,435)
Other current assets	438	(2,046)
Other assets	425	1,209
Accounts payable	(10,576)	(705)
Accrued expenses	(6,226)	7,705
Current income taxes	3,096	(4,880)
Deferred revenues	1,257	1,075
Other liabilities	318	(20)

Net cash provided by (used for) operating activities:
Continuing operations	4,038	11,693
Discontinued operations	(3,279)	(1,852)

Net cash provided by operating activities	759	9,841

Investing activities:
Capital expenditures	(2,590)	(11,750)
Purchase of InsurQuote securities	—	(527)
Investment in affiliates	(5,163)	(4,977)
Proceeds from sale of discontinued businesses	657	—
Decrease in long-term notes receivable	18	—
Other, net	102	(35)

Net cash used for investing activities	(6,976)	(17,289)

Financing activities:
Principal repayments on long-term debt	(44,540)	(20,366)
Proceeds from borrowings on long-term debt	37,540	33,000
Proceeds from exercise of stock options	38	2,104
Proceeds from employee stock purchase plan	423	474
Payments to acquire treasury stock	—	(8,235)
Trust preferred and credit facility costs	(2,500)	—
Issuance of trust preferred securities and warrants	15,000	—
Principal repayments of capital lease obligations	(174)	—

Net cash provided by financing activities	5,787	6,977

Net decrease in cash	(430)	(471)
Cash:
Beginning of period	912	1,189

End of period	$482	$718

Supplemental Disclosures:
Cash paid:
Interest	(3,025)	(1,896)
Income tax refunds, net of payments	3,981	(1,418)

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTE 1—DESCRIPTION OF BUSINESS AND ORGANIZATION

    CCC Information Services Group Inc., incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which, as a result of consolidating and winding down certain operations, now operates as one business segment, employing 871 full-time employees. The number of full-time employees reflects the elimination of certain positions as of July 15, 2001 in connection with a restructuring. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our primary products and services are Total Loss and Pathways, which provide our customers with access to various automobile information databases and claims management software.

NOTE 2—CONSOLIDATED INTERIM FINANCIAL STATEMENTS

  Basis of Presentation

    The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 2001 and 2000 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Company's Current Report on Form 8-K, dated June 26, 2001, filed with the Securities and Exchange Commission ("SEC").

  Per Share Information

    Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three and nine months ended September 30, 2001, options and warrants to purchase a weighted average number of 4,358,980 and 3,762,257 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period. In addition, since the Company had a net loss for the nine months ended September 30, 2001, options to purchase a weighted average number of 95,827 shares, were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

  Reclassifications

    Certain reclassifications have been made to prior periods' financial statements in order to conform to the current quarter's presentation.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

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

    On July 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is longer permitted. SFAS 142 will be effective for the Company January 1, 2002. Under SFAS 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The Company anticipates that the adoption of SFAS 141 will not have a significant effect on the Company's results of operations or its financial position. Once the Company adopts SFAS 142, amortization of goodwill is expected to cease.

    On August 15, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company anticipates that the adoption of SFAS 143 will not have a significant effect on the Company's results of operations or its financial position.

    On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address the significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired. The Company anticipates that the adoption of SFAS 144 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 4—OTHER COMPREHENSIVE INCOME (LOSS)

    The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Net income (loss)	$1,172	$(7,602)	$(27,111)	$14,190
Foreign currency translation adjustments	(100)	(59)	(258)	(377)

Comprehensive income (loss)	$1,072	$(7,661)	$(27,369)	$13,813

NOTE 5—ENTERSTAND JOINT VENTURE

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

    In conjunction with the Company's decision to reduce investments and operations in CCC International, in May 2001, the Company decided to cease funding of the operating losses of Enterstand and accordingly stopped recording 100% of the losses incurred at Enterstand. For the nine months ended September 30, 2001, the Company recorded equity losses of $4.3 million. For the three months ended September 30, 2001 equity in net losses of Enterstand represents an adjustment to the write-off of net receivables during the quarter ended June 30, 2001.

    The Company and Hearst are currently in discussions concerning the dissolution of Enterstand.

    Summary financial information for Enterstand for the three and nine month periods ended September 30, 2001 was as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands)
Revenues	$—	$—

Loss from operations	$—	$(3,650)

Net loss	$—	$(4,300)

NOTE 6—INVESTMENT IN INSURQUOTE/CHANNELPOINT

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

    In connection with the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain was reflected in the consolidated interim statement of operations for the nine months ended September 30, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated statement of operations for the nine months ended September 30, 2000. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it primarily represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the carrying value of $22.7 million. The Company reviewed its carrying value of the ChannelPoint investment at December 31, 2000 and at March 31, 2001 and determined that there had been no change in the estimated fair value of its investment in ChannelPoint since the end of the second quarter of 2000.

    At the end of the second quarter of 2001, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in fair market value of these securities. This determination was based on market conditions, valuations for similar companies, financial performance and a going concern risk. As a result, the Company recorded a charge of $22.7 million, representing the remaining carrying value of its investment in ChannelPoint, which is reflected in the consolidated statement of operations for the nine months ended September 30, 2001.

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

NOTE 7—INVESTMENT IN CHOICEPARTS

    On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In addition to an initial capital contribution of $1.4 million, the Company committed to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001; however, the Company recently reached an agreement with ADP and the Reynolds and Reynolds Company to extend the deadline to April 2002. In December 2000, the Company funded $1.4 million in connection with this additional funding commitment. In March 2001, the Company funded $2.1 million to ChoiceParts and does not expect the funding of the remaining commitment of $2.0 million to occur before the end of 2001. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.5 million and $2.2 for the quarter and nine months ended September 30, 2001, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

    Summary financial information for ChoiceParts for the three and nine month periods ended September 30, 2001 was as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands)
Revenues	$3,777	$11,244

Loss from operations	$(1,782)	$(7,998)

Net loss	$(1,752)	$(7,827)

NOTE 8—LONG TERM DEBT AND RIGHTS OFFERING

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

    Under the credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the credit facility. On February 15, 2001, CCC received a waiver from its bank group with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000 and to place a general security lien on our assets on behalf of the bank group.

    On April 17, 2001, CCC and the bank group amended the existing credit facility agreement. This amendment provided CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restated future covenants. Under the terms of the amended agreement, the credit facility was reduced to $55 million effective April 17, 2001, the maturity date was changed to September 30, 2002, interest rates were increased to reflect current market and credit conditions, the credit facility availability reduces by $3.0 million per quarter beginning on September 30, 2001, and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. On November 6, 2001, the bank group extended the maturity of the existing credit facility to October 1, 2002. The amended credit facility is secured by a blanket first priority lien on all of the assets of CCC and its subsidiaries, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. During the quarter ended September 30, 2001, and through the date of this filing, CCC received from the bank group several Waiver and Extension Amendments to the credit facility, which waived certain information requirements and provided an extension of time to meet certain other post closing requirements associated with the April 17, 2001 amendment. Further, the bank group, on July 30, 2001, provided an extension of the remaining post closing requirements until August 10, 2001.

    On August 14, 2001, CCC and the bank group further amended the existing credit facility agreement. This amendment provided CCC with waivers of certain obligations and certain amendments to the financial covenants existing in the current agreement and any associated agreements. Under the terms of the amended agreement, the credit facility was reduced to $50.5 million effective August 14, 2001, certain mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events and certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage, net worth and earnings, were amended. In addition, certain information requirements and limitations on investments were amended or waived.

    On June 29, 2001, the Company filed with the SEC a Form S-3 Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001. On November 7, 2001, the Company announced the approval by the Board of Directors of a $20 million rights offering to be effectuated pursuant to the shelf registration statement previously filed with the SEC on June 29, 2001.

    Under the terms of the offering, which remain subject to change, each holder of record of common stock and warrants to acquire common stock as of the close of business on November 20, 2001 would receive, at no charge, one subscription right for each share of common stock or warrant held. Holders of rights will be entitled to purchase one share of the Company's common stock, at a subscription price of $5.50 per share, for approximately 6.3 rights, based on the outstanding shares of common stock as of November 6, 2001, subject to adjustment for changes in the number of shares outstanding as of the record date. The rights will be transferable and a listing application has been filed with the Nasdaq National Market to enable the rights to be tradable.

    The rights will expire on December 19, 2001 at 5 p.m. Eastern Standard Time, unless the Company decides, in its sole discretion, to extend the expiration date. Upon completion of the rights offering, the total number of outstanding shares of common stock will be increased by approximately 15.8%. The Company expects to utilize the proceeds from the rights offering to reduce its outstanding debt.

    Three of the Company's largest institutional stockholders, White River Ventures, Inc., and Capricorn Investors II and III L.P., have agreed to purchase their pro-rata share of the rights offering, as well as all of the shares not subscribed for by the Company's other stockholders or warrant holders, up to an aggregate of $20 million.

    In addition to the announcement on November 7, 2001 of the rights offering, the Company also announced that it has received commitments, subject to customary conditions, from two of its existing lenders for a $30 million, three-year bank credit facility to replace CCC's existing credit facility. The Company intends to close this credit facility as soon as possible and this may occur prior to the closing of the rights offering. Such closing may require the utilization of an interim loan provided by White River Ventures and Capricorn Investors II and III L.P. as part of their agreement to purchase all those shares not subscribed for by the Company's other stockholders or warrant holders. The new credit facility is expected to contain terms and conditions more favorable to CCC than the existing credit facility.

    Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

    Management believes that cash flows from operations, borrowings available under its credit facility and the funding anticipated in connection with the rights offering will be sufficient to meet our liquidity needs for the year ending December 31, 2001.

NOTE 9—CCC CAPITAL TRUST

    On February 23, 2001, CCC Capital Trust, a wholly-owned subsidiary of the Company ("CCC Trust"), issued 15,000 Trust Preferred Securities ("Trust Preferred Securities") and the Company issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its Common Stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., an existing stockholder of the Company. The Company and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale have been used for general corporate purposes.

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

    The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company has elected to issue PIK notes for interest payments due on March 31, June 30 and September 30, 2001.

NOTE 10—RESTRUCTURING CHARGES

    In December 2000, the Company accrued amounts related to the shutdown of D.W. Norris. As of September 30, 2001, substantially all of the payments related to severance and contractual commitments have been made. In addition, the Company recorded an adjustment of $0.2 million during quarter ended June 30, 2001 due to a favorable outcome of a lease commitment settlement.

    In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. Through September 30, 2001, $1.6 million in severance and outplacement payments had been made. In addition, the Company recorded a charge of $3.4 million related to the wind down of CCC International's operations. This charge included a write-off of the remaining goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. As of September 30, 2001, $1.4 million of the payments remain unpaid for the severance and contractual commitments.

NOTE 11—DISCONTINUED OPERATIONS

    On April 19, 2001, the Company issued a press release announcing its decision to discontinue the operations of its CCC Consumer Services segment. The Company's plan included the sale of certain assets and the closure of the remaining Consumer Services segment business. Proceeds from the sale of the related assets were minimal. As a result, the Company recorded a charge, net of taxes, of $7.0 million. This included a $0.9 million, net of tax, charge for expected losses during the wind down period, which the Company expects to be completed by the end of the year, and a loss on disposal of the segment of $6.8 million. Included in the loss on disposal are severance costs related to the termination of 365 employees. The Company recorded an income tax benefit related to this charge of $2.6 million. The Company incurred operating losses of $1.4 million prior to the measurement date. As of September 30, 2001, severance payments of $0.5 million had been made.

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

    In September 2001, the Company completed the sale of its policy services and loss reporting operation, based in Sioux Falls, South Dakota and its remaining claims administration operation, based in Battle Creek, Michigan. Proceeds from each sale were minimal. The losses on disposal of these operations approximated the original estimates recorded during the first quarter of 2001.

    Revenues and income (loss) from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$—	$5,679	$4,587	$20,209

Income (loss) before income taxes	$—	$(942)	$(1,920)	$(1,275)
Income tax benefit	—	495	931	1,339

Income (loss) from operations	—	(447)	(989)	64

Loss on sale	—	—	(7,700)	—
Income tax benefit	—	—	1,707	—

Net loss on sale	—	—	(5,993)	—

Income (loss) from discontinued operations, net of tax	$—	$(447)	$(6,982)	$64

    The net liabilities of discontinued operations as of September 30, 2001 and the net assets of discontinued operations as of December 31, 2000 consisted of the following:

	September 30, 2001	December 31, 2000
Cash	$—	$723
Accounts Receivables	813	4,515
Goodwill, net	—	2,372
Accounts payable and accruals	(2,217)	(836)
Deferred revenues	(21)	(865)
Other liabilities	—	(767)
Other	—	(294)

Net (liabilities) assets of discontinued operations	$(1,425)	$4,848

NOTE 12—INCOME TAXES

	September 30, 2001	December 31, 2000
Current portion deferred income taxes	$5,322	$—

Deferred income tax assets	$25,242	$11,612
Valuation allowance	(7,280)	(2,826)

Total deferred income tax asset	17,962	8,786
Deferred income tax liabilities	(465)	(748)

Net deferred income tax asset	17,497	8,038

Total tax assets current and non-current	$22,819	$8,038

    Tax benefits recorded during the nine months ended September 30, 2001 reflect the tax effect of International bad debt write-offs ($13.8 million), the Channelpoint note write-off ($2.5 million), and other pre-tax losses ($0.8 million). The current portion deferred income taxes represents an expected refund of taxes paid in 1999 when 2001 tax year losses are carried back to 1999. The change in the net deferred income tax asset accounts results from two primary items. There are approximately $8.0 million of tax benefits recorded attributable to tax losses in 2001 to be carried forward and utilized in future tax years. The change in deferred book/tax differences directly related to the Channelpoint investment write-off is the remaining $1.5 million.

NOTE 13—BUSINESS SEGMENTS

    We currently operate our business as one segment. Our products and services facilitate the processing of automobile physical damage claims and improve decision making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. See discussion in Note 10—Restructuring Charges concerning the Company's decision to wind down CCC International, previously reported as a segment. DriveLogic, formed in 1999 and previously reported as a segment, develops products and services that serve the automobile claims industry supply chain through the Internet. As part of a restructuring at the end of June 2001, the Company consolidated the operations of DriveLogic with the CCC U.S. segment. In addition, the Company previously reported CCC Consumer Services as a segment. See discussion in Note 11—Discontinued Operations concerning the Company's decision to shutdown the Consumer Services business. Shared services, tasked with facilitating the performance of the revenue producing divisions, now supports the one reported segment.

    Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    We market our products and services through one U.S. sales and service organization. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information on a total company profit level and at the product revenue level, accompanied by desegregated information about revenues by geographic regions.

    Revenues by geographic region were as follows (in thousands):

	September 30, 2001	September 30, 2000
Three Months Ended
United States	$46,328	$43,887
Europe	264	1,895

	$46,592	$45,782

Nine Months Ended
United States	$138,483	$131,688
Europe	1,627	6,253

	$140,110	$137,941

NOTE 14—LEGAL PROCEEDINGS

    The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's Total Loss valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 as well as the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

    In connection with the litigation involving the Company's Total Loss valuation product, the Company and certain of its customers have been engaged in settlement discussions with a group of class action plaintiffs' attorneys who have filed cases against CCC and certain of its customers. If consummated, the proposed settlement would resolve a number of the putative class action suits currently pending against CCC and certain of its customers. These settlement negotiations are ongoing, but at this time CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. The consummation of the settlement with the plaintiffs and the amount of CCC's contribution to a settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, CCC cannot estimate the likelihood that the settlement will be successfully consummated or the amount of CCC's contribution to such a settlement.

    In BILLUPS V. GEICO GENERAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 159 (Filed February 6, 2001), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the plaintiff moved to voluntarily dismiss his claims against CCC without prejudice. That motion was granted on October 5, 2001.

    In MYERS V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA AND CCC INFORMATION SERVICES INC., NO. 00 CH 2793 (Filed February 22, 2000), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, CCC filed a motion to dismiss plaintiff's Second Amended Class Action Complaint. CCC's motion was granted on September 25, 2001. The plaintiff elected to stand on her Second Amended Complaint, and plaintiff's claims against CCC were dismissed with prejudice on October 3, 2001.

    In STAUTS V. NATIONWIDE MUTUAL FIRE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Civil Action No. 5:99CV198BrS (Filed July 1999), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, the case has been resolved and the plaintiffs' claims against CCC and its co-defendant have been dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

    In LAWHON V. NATIONWIDE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., NO. CIV-01-001-B (Filed March 2001), described in more detail in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, the case has been resolved and the plaintiffs' claims against CCC and its co-defendant shall be dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

    CCC has become aware of two class certification rulings in cases involving the use of CCC's Total Loss valuation product to which CCC is not a party. In JOSEPH JOHNSON, ET AL. V. FARMERS INSURANCE EXCHANGE, NO. D035649 (SUPERIOR COURT NO. 726452), the California Court of Appeal reversed an order by the San Diego County Superior Court denying class certification. The Court of Appeal ordered the Superior Court to certify a class consisting of all California residents insured under a Farmers California private passenger vehicle policy who, from December 10, 1994 through the present, received a first party total loss settlement or settlement offer that was less than the CCC base value because of a deduction for one or more condition adjustments, and whose overall vehicle condition was at least average and up to, but not including, "dealer ready." CCC is not a party to the JOHNSON case but has become aware of the Court of Appeal's class certification ruling.

    In PAK, ET AL. V. FARMERS GROUP, INC. AND FARMERS INSURANCE EXCHANGE, CASE NO. CV98-04873, the Second Judicial District Court of the State of Nevada in and for Washoe County has certified a class of Nevada customers insured by Farmers whose total loss claims were paid on the basis of valuations prepared by CCC. CCC is not a party to the PAK case but has become aware of the court's class certification ruling.

    In CCC INFORMATION SERVICES INC. V. SUPERIOR INSURANCE GROUP, INC., CASE NO. 01 L 6337 (CIRCUIT COURT OF COOK COUNTY, ILLINOIS, LAW DIVISION) (Filed May 30, 2001), CCC filed an action against Superior Insurance Group, Inc. seeking to recover approximately $5.2 million in fees due under the Quality Audit Services Agreement. On July 27, 2001, Superior filed a counterclaim alleging that CCC fraudulently induced Superior to enter into the Quality Audit Services Agreement, failed to perform the services promised, and overcharged Superior for the services provided. On that basis, Superior asserts claims against CCC for breach of contract and fraudulent inducement. Superior seeks compensatory damages in an amount not less than $1 million and punitive damages in an amount not less than $2 million. Superior also seeks declaratory relief regarding the termination of the agreement as well as an accounting. CCC has filed an answer denying Superior's counterclaims and asserting various affirmative defenses. The case is in its initial stages, and the parties have recently begun the discovery process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

    Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

    The Company reported net income applicable to common stock of $1.2 million, or $0.05 per share on a diluted basis, for the three months ended September 30, 2001, versus a net loss of $(7.6) million, or $(0.35) per share on a diluted basis, for the same quarter last year. Income from continuing operations was $1.2 million, or $0.05 per share on a diluted basis, for the quarter, versus losses from continuing operations of $(7.2) million, or $(0.33) per share on a diluted basis, for the third quarter last year.

    For the quarter ended September 30, 2001, CCC U.S. had revenues of $46.4 million and CCC International had revenues of $0.2 million, which represented 99.4% and 0.6%, respectively, of total consolidated revenues. For the same quarter last year, CCC U.S. had revenues of $43.9 million and CCC International had revenues of $1.9 million, which represented 95.8% and 4.2%, respectively, of total consolidated revenues.

    For the quarter ended September 30, 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing geographic regions were 8.9% for CCC U.S. and (107.6)% for CCC International compared to (9.2)% for CCC U.S. and (49.9)% for CCC International in 2000. The operating margins for CCC U.S. include operating results for DriveLogic, previously reported as a segment, and shared services. The operating margins for CCC International reflect the Company's decision to wind down this segment.

    CCC U.S.  Operating income for CCC U.S. increased quarter over quarter by $8.2 million due to an increase in revenues of $2.5 million and a decrease in payroll costs due to the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois and consolidation of our DriveLogic operations in the second quarter of this year. In addition, during the third quarter of 2000, the Company recorded charges related to the write-off of a marketing license agreement and a litigation settlement of $2.7 million and $1.4 million respectively.

    CCC International.  Revenues decreased by $1.6 million and expenses decreased by $2.3 million during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to the Company's decision wind down this segment. The decision to wind down the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

    Revenues.  Revenues from continuing operations for the third quarter 2001 were $46.6 million versus $45.7 million, a 1.8% increase from the same quarter last year. The increase in revenue was primarily attributable to growth in CCC U.S.'s revenue of $2.5 million, or 5.6%, driven primarily by its Pathways Appraisal Quality Solution and Pathways Collision Estimating products. This increase was offset by a decrease of $1.7 million in CCC International's revenue due to the wind down of this segment.

    Production and Customer Support.  Production and customer support decreased by 30.5% from $10.4 million, or 22.7% of revenues, to $7.3 million, or 15.5% of revenues. These expenses decreased $2.2 million due to the Company's decision to wind down CCC International and $0.5 million due to lower wages resulting from the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois.

    Commission, Royalties and Licenses.  Commission, royalties and licenses decreased by 43.6% from $4.5 million, or 9.8% of revenues, to $2.5 million, or 5.4% of revenues. In the third quarter of 2000, we determined that certain prepaid marketing fees paid to a third party for CCC U.S.'s Pathways Enterprise

Solution were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. We recorded a charge of $1.9 million in connection with the write-off of this asset.

    Selling, General and Administrative.  Selling, general and administrative increased from $23.0 million, or 50.2% of revenues, to $23.1 million, or 49.6% of revenues. Lower consulting fees associated with new business initiatives offset higher web hosting fees.

    Depreciation and Amortization.  Depreciation and amortization decreased from $3.0 million, or 6.6% of revenues, to $2.9 million, or 6.2% of revenues. Depreciation and amortization increased as a result of investments in computer equipment and software, as well as leasehold improvements and office furniture associated with new office space. This increase was offset by a decrease in CCC International's expenses due to the wind down of this segment.

    Product Development and Programming.  Product development and programming decreased 17.1% from $8.4 million, or 18.4% of revenues, to $6.9 million, or 15.0% of revenues. The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic organization and associated reduction in force.

    Litigation Settlement.  The Company recorded a charge of $1.4 million in the third quarter of 2000 related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc.

    Interest Expense.  Interest expense increased from $0.9 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001 driven by an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's credit facility agreement.

    Minority Interest Expense.  The Company recorded minority interest expense of $0.4 million for the three months ended September 30, 2001 associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P.

    Equity in losses of ChoiceParts.  The Company recorded a charge of $0.5 million for the three months ended September 30, 2001 related to its share of the losses in ChoiceParts.

    Income Taxes.  Income taxes increased from a benefit of $2.7 million, or 43.2% of income from continuing operations before taxes, to an income tax provision of $1.0 million, or 50.9% of income from continuing operations before taxes. The dollar and rate increase were mainly attributable to higher pretax income.

    Equity in Net Losses of Enterstand.  Equity in net losses of Enterstand decreased by $3.9 million from the same period in 2000. The Enterstand losses during the three months ended September 30, 2000 reflect losses recognized at 85% which corresponded to the level of funding we provided Enterstand during that period. In conjunction with the Company's decision to reduce investments and operations in CCC International in May 2001, the Company decided to cease funding the operating losses of Enterstand. See Note 5—Enterstand Joint Venture.

    Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

    The Company reported a net loss applicable to common stock of $(27.1) million, or $(1.24) per share on a diluted basis, for the nine months ended September 30, 2001, versus net income of $14.2 million, or $0.64 per share on a diluted basis, for the same period last year. Total net losses for the nine months ended September 30, 2001 included a loss from discontinued operations, net of tax, of $(7.0) million, or $(0.32) per share, related to the exit of the CCC Consumer Services segment. Losses from continuing operations were $(20.1) million, or $(0.92) per share on a diluted basis, for the nine months, versus income from continuing operations of $14.1 million, or $0.64 per share for the same period last year.

    For the nine months ended September 30, 2001, CCC U.S. had revenues of $138.5 million and CCC International had revenues of $1.6 million, which represented 98.8% and 1.2%, respectively, of total consolidated revenues. For the same period last year, CCC U.S. had revenues of $131.7 million and CCC International had revenues of $6.3 million, which represented 95.5% and 4.5%, respectively, of total consolidated revenues.

    For the nine months ended September 30, 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing geographic regions were 1.7% for CCC U.S. and (223.6)% for CCC International compared to 3.8% for CCC U.S. and (46.3)% for CCC International in 2000. The operating margins for CCC U.S. include results for DriveLogic, previously reported as a segment, and shared services. The operating margins for CCC International reflect the Company's decision to wind down this segment.

    CCC U.S.  Operating income for CCC U.S. decreased period over period by $2.7 million, or 53.9%. A $6.8 million increase in revenues was offset by costs associated with DriveLogic, higher web hosting fees and additional expenses related to CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees.

    CCC International.  Revenues decreased by $4.6 million and expenses decreased by $3.9 million during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to the Company's decision to wind down this segment. The decision to wind down the business was the result of continued under performance and expected future losses due to the loss of a significant customer.

    Revenues.  Revenues from continuing operations for the nine months ended September 30, 2001 were $140.1 million versus $137.9 million for the same period last year. The increase in revenue was primarily attributable to an increase in CCC U.S. revenue of $6.8 million, or 5.2%, driven primarily by its EZNet communications network and its Pathways Appraisal Quality Solution and Pathways Collision Estimating products. This increase was offset by a decrease of $4.7 million in CCC International's revenue due to the wind down of this segment.

    Production and Customer Support.  Production and customer support decreased 20.5% from $31.7 million, or 23.0% of revenues, to $25.2 million, or 18.0% of revenues. The decrease in expenses was primarily related to the Company's decision to wind down CCC International. The expenses related to CCC International decreased $6.2 million.

    Commission, Royalties and Licenses.  Commission, royalties and licenses decreased 31.5% from $11.0 million, or 8.0% of revenues, to $7.5 million, or 5.4% of revenues. In the third quarter of 2000, we determined that certain prepaid marketing fees paid to a third party for CCC U.S.'s Pathways Enterprise Solution were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. We recorded a charge of $1.9 million in connection with the write-off of this asset that offset, in part, the decreases in commissions resulting from the conversion, completed in April 2000, of independent sales representatives of CCC U.S. for collision repair facilities to salaried employees.

    Selling, General and Administrative.  Selling, general and administrative increased by 9.5% from $63.4 million, or 46.0% of revenues, to $69.4 million, or 49.5% of revenues. The increase was due to costs associated with DriveLogic, higher web hosting fees and additional expenses related to CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees.

    Depreciation and Amortization.  Depreciation and amortization increased by 10.0% from $8.3 million, or 6.0% of revenues, to $9.1 million, or 6.5% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily a new human resources and payroll system implemented in 2000. Depreciation and amortization also increased as a result of additional investments in computer equipment and software, as well as leasehold improvements and office furniture associated with new office space.

    Product Development and Programming.  Product development and programming increased by 19.7% from $20.1 million, or 14.6% of revenues, to $24.0 million, or 17.2% of revenues. Of this increase, $4.6 million was due to higher development costs related to new product offerings that will utilize the Internet.

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

    Interest Expense.  Interest expense increased from $2.3 million in 2000 to $3.6 million in 2001, driven by an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's credit facility agreement.

    Other Income, net.  Other income (expense), net decreased from $4.7 million 2000 to $0.7 million in 2001. The decrease from prior year was due to a $4.1 million gain recorded in 2000 on the termination of a sales and marketing agreement between the Company and InsurQuote.

    Minority Interest Expense.  The Company recorded minority interest expense of $0.9 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P.

    Gain on exchange of investment securities.  The Company recorded a gain of approximately $18.4 million for the nine months ended September 30, 2000 in connection with the exchange of its equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million.

    Loss on Investment Securities and Note.  We recorded a loss in the second quarter of 2001 of approximately $27.6 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. See Note 6—Investment in InsurQuote/ChannelPoint.

    Equity in losses of ChoiceParts.  The Company recorded a charge of $2.2 million for the nine months ended September 30, 2001 related to its share of the losses in ChoiceParts compared to a charge of $0.8 million for the period May 4, 2000 through September 30, 2000. ChoiceParts was established in May 2000. See Note 7—Investment in ChoiceParts.

    Income Taxes.  Income taxes decreased from a provision of $0.1 million, or 0.56% of income from continuing operations before taxes, to an income tax benefit attributable to continuing operations of

$17.1 million, or 49.1% of losses from continuing operations before taxes. The tax benefit of $17.1 million reflects the tax effect of the wind down of CCC International ($13.8 million), the ChannelPoint allowance recorded ($2.5 million) and other pre-tax losses ($0.8 million).

    Equity in Net Losses of Enterstand.  Equity in net losses of Enterstand decreased from $8.0 million in 2000 to $2.4 million in 2001. The Enterstand losses during the nine months ended September 30, 2000 reflect the change in percentage of losses recognized from 19.9% to 85% for the period April 1, 2000 through September 30, 2000 which corresponded to the level of funding we provided Enterstand during that period. During the first quarter of 2001, we funded 100% of the operating losses of Enterstand. In conjunction with the Company's decision to reduce investments and operations in CCC International, in May 2001, the Company decided to cease funding the operating losses of Enterstand.

  Liquidity and Capital Resources

    During the nine months ended September 30, 2001, net cash provided by operating activities was $0.8 million and net proceeds from the sale of Trust Preferred Securities was $14 million. The Company used $7.0 million, net, for repayments on CCC's credit facility, $2.6 million for the purchase of equipment and software, and $3.1 million and $2.1 million for investments in Enterstand and ChoiceParts, respectively.

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

    Under the credit facility, CCC has been, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the credit facility required CCC to maintain certain levels of operating cash flow and debt coverage, and limited CCC's ability to make investments and declare dividends. At December 31, 2000, CCC was not in compliance with certain of the covenants included in the credit facility. On February 15, 2001, CCC received a waiver from its bank group with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000 and to place a general security lien on our assets on behalf of the bank group.

    On April 17, 2001, CCC and the bank group amended the existing credit facility agreement. This amendment provided CCC with a waiver of certain covenants for the quarter ending March 31, 2001 and restated future covenants. Under the terms of the amended agreement, the credit facility was reduced to $55 million effective April 17, 2001, the maturity date has been changed to September 30, 2002, interest rates were increased to reflect current market and credit conditions, the credit facility availability will be reduced by $3.0 million per quarter beginning on September 30, 2001, and other mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events. On November 6, 2001, the bank group extended the maturity of the existing credit facility to October 1, 2002. The amended credit facility is secured by a blanket first priority lien on all of the assets of CCC and our subsidiaries, and with certain exceptions, CCC is prohibited from making certain sales or transfers of assets. In addition, the amended credit facility revised certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage and net worth and that limit CCC's ability to make investments, including investments in DriveLogic, ChoiceParts and Enterstand. These revised covenants were based on our business plan and related financial plans for the year ending December 31, 2001. CCC is also required to provide the bank group with monthly financial and covenant reporting. During the quarter ended September 30, 2001, and through the date of this filing, CCC received from the bank group several Waiver and Extension Amendments to the credit facility, which waived certain information requirements and provided an extension of time to meet certain other post closing requirements associated with the April 17, 2001 amendment. Further, the bank group, on July 30, 2001, provided an extension of the remaining post closing requirements until August 10, 2001.

    On August 14, 2001, CCC and the bank group further amended the existing credit facility agreement. This amendment provided CCC with waivers of certain obligations and certain amendments to the financial covenants existing in the current agreement and any associated agreements. Under the terms of the amended agreement, the credit facility was reduced to $50.5 million effective August 14, 2001, certain mandatory prepayments or reductions of the credit facility apply in the event of certain transactions or events and certain covenants that require CCC to maintain specified levels of operating cash flow, debt coverage, net worth and earnings, were amended. In addition, certain information requirements and limitations on investments were amended or waived.

    On February 23, 2001, CCC Capital Trust, a wholly-owned subsidiary of the Company ("CCC Trust"), issued 15,000 Trust Preferred Securities ("Trust Preferred Securities") and the Company issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its Common Stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., one of our existing stockholders. The Company and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale have been used for general corporate purposes.

    In connection with the issuance of the Trust Preferred Securities by CCC Trust and our related purchase of all of CCC Trust's common securities, we issued an Increasing Rate Note Due 2006 in the principal amount of $15.5 million, due February 23, 2006 ("Increasing Rate Note"), to CCC Trust. The sole asset of the Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. We unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

    The Increasing Rate Note is subordinated to our bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at our option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at our option at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company has elected to issue PIK notes for interest payments due on March 31, June 30 and September 30, 2001.

    On June 29, 2001, the Company filed with the SEC a Form S-3 Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001. On November 7, 2001, the Company announced the approval by the Board of Directors of a

$20 million rights offering to be effectuated pursuant to the shelf registration statement previously filed with the SEC on June 29, 2001.

    Under the terms of the offering, which remain subject to change, each holder of record of common stock and warrants to acquire common stock as of the close of business on November 20, 2001 would receive, at no charge, one subscription right for each share of common stock or warrant held. Holders of rights will be entitled to purchase one share of the Company's common stock, at a subscription price of $5.50 per share, for approximately 6.3 rights, based on the outstanding shares of common stock as of November 6, 2001, subject to adjustment for changes in the number of shares outstanding as of the record date. The rights will be transferable and a listing application has been filed with the Nasdaq National Market to enable the rights to be tradable.

    The rights will expire on December 19, 2001 at 5 p.m. Eastern Standard Time, unless the Company decides, in its sole discretion, to extend the expiration date. Upon completion of the rights offering, the total number of outstanding shares of common stock will be increased by approximately 15.8%. The Company expects to utilize the proceeds from the rights offering to reduce its outstanding debt.

    Three of the Company's largest institutional stockholders, White River Ventures, Inc., and Capricorn Investors II and III L.P., have agreed to purchase their pro-rata share of the rights offering, as well as all of the shares not subscribed for by the Company's other stockholders or warrant holders, up to an aggregate of $20 million.

    In addition to the announcement on November 7, 2001 of the rights offering, the Company also announced that it has received commitments, subject to customary conditions, from two of its existing lenders for a $30 million, three-year bank credit facility to replace CCC's existing credit facility. The Company intends to close this credit facility as soon as possible and this may occur prior to the closing of the rights offering. Such closing may require the utilization of an interim loan provided by White River Ventures and Capricorn Investors II and III L.P. as part of their agreement to purchase all those shares not subscribed for by the Company's other stockholders or warrant holders. The new credit facility is expected to contain terms and conditions more favorable to CCC than the existing credit facility.

    Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer a month in advance for the following month's Pathways Collision Estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

    Management believes that cash flows from operations, borrowings available under its credit facility and the funding anticipated in connection with the rights offering will be sufficient to meet our liquidity needs for the year ending December 31, 2001.

Forward-Looking Statements

    In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate,"

"estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the Securities and Exchange Commission ("Commission") on August 16, 1996, the Company's 2000 Annual Report on Form 10-K, as amended, initially filed on April 17, 2001 and amended on June 29, 2001, and the Company's Form 8-K, dated June 26, 2001, filed on June 29, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's Total Loss valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 as well as the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

    In connection with the litigation involving the Company's Total Loss valuation product, the Company and certain of its customers have been engaged in settlement discussions with a group of class action plaintiffs' attorneys who have filed cases against CCC and certain of its customers. If consummated, the proposed settlement would resolve a number of the putative class action suits currently pending against CCC and certain of its customers. These settlement negotiations are ongoing, but at this time CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. The consummation of the settlement with the plaintiffs and the amount of CCC's contribution to a settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, CCC cannot estimate the likelihood that the settlement will be successfully consummated or the amount of CCC's contribution to such a settlement.

    In BILLUPS V. GEICO GENERAL INS. CO. AND CCC INFORMATION SERVICES INC., CASE NO. 01 L 159 (Filed February 6, 2001), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the plaintiff moved to voluntarily dismiss his claims against CCC without prejudice. That motion was granted on October 5, 2001.

    In MYERS V. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA AND CCC INFORMATION SERVICES INC., NO. 00 CH 2793 (Filed February 22, 2000), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, CCC filed a motion to dismiss plaintiff's Second Amended Class Action Complaint. CCC's motion was granted on September 25, 2001. The plaintiff elected to stand on her Second Amended Complaint, and plaintiff's claims against CCC were dismissed with prejudice on October 3, 2001.

    In STAUTS V. NATIONWIDE MUTUAL FIRE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Civil Action No. 5:99CV198BrS (Filed July 1999), described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, the case has been resolved and the plaintiffs' claims against CCC and its co-defendant have been dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

    In LAWHON V. NATIONWIDE INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., NO. CIV-01-001-B (Filed March 2001), described in more detail in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, the case has been resolved and the plaintiffs' claims against CCC and its co-defendant shall be dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

    CCC has become aware of two class certification rulings in cases involving the use of CCC's Total Loss valuation product to which CCC is not a party. In JOSEPH JOHNSON, ET AL. V. FARMERS INSURANCE EXCHANGE, NO. D035649 (SUPERIOR COURT NO. 726452), the California Court of Appeal reversed an order by the San Diego County Superior Court denying class certification. The Court of Appeal ordered the Superior Court to certify a class consisting of all California residents insured under a Farmers California private passenger vehicle policy who, from December 10, 1994 through the present, received a first party total loss settlement or settlement offer that was less than the CCC base value because of a deduction for one or more condition adjustments, and whose overall vehicle condition was at least average and up to, but not including, "dealer ready." CCC is not a party to the JOHNSON case but has become aware of the Court of Appeal's class certification ruling.

    In PAK, ET AL. V. FARMERS GROUP, INC. AND FARMERS INSURANCE EXCHANGE, CASE NO. CV98-04873, the Second Judicial District Court of the State of Nevada in and for Washoe County has certified a class of Nevada customers insured by Farmers whose total loss claims were paid on the basis of valuations prepared by CCC. CCC is not a party to the PAK case but has become aware of the court's class certification ruling.

    In CCC INFORMATION SERVICES INC. V. SUPERIOR INSURANCE GROUP, INC., CASE NO. 01 L 6337 (CIRCUIT COURT OF COOK COUNTY, ILLINOIS, LAW DIVISION) (Filed May 30, 2001), CCC filed an action against Superior Insurance Group, Inc. seeking to recover approximately $5.2 million in fees due under the Quality Audit Services Agreement. On July 27, 2001, Superior filed a counterclaim alleging that CCC fraudulently induced Superior to enter into the Quality Audit Services Agreement, failed to perform the services promised, and overcharged Superior for the services provided. On that basis, Superior asserts claims against CCC for breach of contract and fraudulent inducement. Superior seeks compensatory damages in an amount not less than $1 million and punitive damages in an amount not less than $2 million. Superior also seeks declaratory relief regarding the termination of the agreement as well as an accounting. CCC has filed an answer denying Superior's counterclaims and asserting various affirmative defenses. The case is in its initial stages, and the parties have recently begun the discovery process.

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

Date: November 14, 2001	CCC Information Services Group Inc.
	By:	/s/ GITHESH RAMAMURTHY
	Name:	Githesh Ramamurthy
	Title:	Chairman and Chief Executive Officer
	By:	/s/ REID E. SIMPSON
	Name:	Reid E. Simpson
	Title:	Executive Vice President and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

EXHIBIT INDEX

11
Statement Re: Computation of Per Share Earnings

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION Item 1. Financial Statements CONSOLIDATED INTERIM STATEMENT OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
CONSOLIDATED INTERIM BALANCE SHEET (In thousands, except share amounts) (Unaudited)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS (In thousands) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX