Form 10-K
period 2001-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2002-03-26
CIK 1017917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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
Common Stock, $0.10 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  /x/  No  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

        The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 25, 2002 was $106,903,024. Solely for purposes of determining the aggregate market value of voting shares held by non-affiliates, we have deemed voting shares held by directors, officers and entities on whose behalf they act to be held by "affiliates."

        As of March 26, 2002, 25,766,065 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2002 Annual Meeting of Stockholders and Proxy Statement.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page(s)
PART I
Item 1.	Business	1-7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8-13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14-15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-31
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
PART III
Item 10.	Directors and Executive Officers of the Registrant	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management	32
Item 13.	Certain Relationships and Related Transactions	32
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	33-76
Signatures		77
Directors and Executive Officers		78
Corporate Information		79

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

        In addition to historical facts or statements of current conditions, this Annual Report on Form 10-K for the year ended December 31, 2001 ("Form 10-K") contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects of our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth elsewhere in the Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

        Organization

        CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which, as a result of consolidating, divesting and winding down certain operations, now operates as one business segment. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim product and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claim and vehicle restoration process. In 2001, we shut down our International segment, consolidated our DriveLogic segment into our U.S. business segment and discontinued our CCC Consumer Services segment.

        Our principal products and services are Total Loss valuation services and Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software. Revenues from our Total Loss valuation services represented 25.5%, 26.7% and 28.6% of our consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Pathways collision estimating software represented 58.3%, 55.6% and 56.6% of our consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

        We employ 862 full-time employees compared to 1,550 at the end of 2000. The number of full-time employees reflects the elimination of certain positions in connection with the consolidation of our DriveLogic segment into our U.S. business segment, the discontinued operations of CCC Consumer Services and the shut down of CCC International.

        As of December 31, 2001, White River Ventures Inc. ("White River") held approximately 34% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC is acting as investment manager with respect to the investment of White River in the Company.

        CCC Products and Services

Pathways Collision Estimating and Appraisal Solution Products

        Pathways Appraisal Solution and Pathways Estimating Solution.    We developed Pathways collision estimating software in 1995 to help automobile insurance companies, collision repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The Pathways platform allows customers to integrate our other services, including our Digital Imaging product, Recycled Parts Services and Total Loss valuation services, in order to organize individual claim information in electronic workfiles, which can be stored on our EZNet communications network, described in greater detail later in this section under "Workflow Products." We have received three United States patents for our Pathways line. Pathways collision estimating software can be used on laptops or desktop computers.

        Pathways collision estimating software gives customers access to a comprehensive estimating guide, the MOTOR Crash Estimating Guide prepared by Motor Information Systems, a unit of Hearst Business Publishing, Inc. ("Hearst"), which provides pricing, labor and refinishing information for original equipment manufactured parts and recycled assemblies. We use this guide to create a database of parts, price and labor time for various repairs. An exclusive license from Hearst permits us to publish this guide electronically, which is an integral component of our Pathways collision estimating software. In March 2002, we extended the term of this exclusive license with Hearst until June 30, 2021. For more information about this license, please see the description under "Intellectual Property and Licenses."

        Customers also use Pathways collision estimating software to access databases of information gathered from various vendors. These databases include a database that provides local part availability and price information on aftermarket and reconditioned parts and a database, which includes information on pricing and availability of over 12,000 tire models from 26 different manufacturers. Customers using Pathways collision estimating software with Recycled Parts Services also have access to a database that provides local part availability and price information on recycled or salvage parts. For example, a customer may access the database of recycled or salvage parts to determine if a specific recycled part is available from an identified vendor in his region and to ascertain the price of that part. If the customer selects that part for use in the repair process, Pathways collision estimating software integrates that choice into the estimate workfile.

        The MOTOR Crash Estimating Guide and the other integrated databases (except for the Recycled Parts database, which the vendor periodically updates electronically) are updated for our customers monthly via a CD-ROM. We sell Pathways collision estimating software to automobile insurance companies, collision repair facilities and independent appraisers under multi-year contracts on a monthly subscription basis, which are billed to our customers one month in advance.

        Pathways Digital Imaging.    Pathways Digital Imaging allows automobile insurance companies, collision repair facilities and independent appraisers to digitally photograph and transmit images of damaged vehicles to the Pathways estimate workfile. These electronic images can be accessed by an authorized participant in the automobile claim process at any time and from any location that is web enabled. For example, an adjuster in the field in California may add a digital image of a damaged vehicle to the Pathways estimate workfile using the integrated imaging function. The estimate can then be stored on our EZNet communications network, which allows an insurance company representative in New York to access the same workfile and digital image, review the estimate and approve the claim. Our EZNet communications network is described in greater detail later in this section under "Workflow Products". Pathways Digital Imaging reduces the need for onsite inspections and eliminates film, photo processing, travel and overnight delivery costs. We sell Pathways Digital Imaging to our customers as an integrated function within Pathways Appraisal Solution or Pathways Estimating Solution under multi-year contracts on a monthly subscription basis, which are billed to customers one month in advance.

        Pathways Enterprise Solution and Pathways Professional Advantage.    Pathways Enterprise Solution is an automotive repair shop management software system for multiple location collision repair organizations that allows them to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a shop management software system for a single store location. We sell Pathways Professional Advantage and Pathways Enterprise Solution to our customers under multi-year contracts on a monthly subscription basis, which are billed to customers one month in advance.

Total Loss Valuation Services

        Total Loss.    Our Total Loss service is used primarily by automobile insurance companies in processing claims involving vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer with the local market value of the vehicle to assist the insurer in processing the claim. Our values are based on local market data that identifies the specific location and price of comparable vehicles. To compile this data, more than 300 CCC representatives survey over 3,800 car dealerships in more than 250 markets at least twice each month to obtain detailed information on the vehicles on the dealers' used car lots. In addition, we subscribe to more than 1,800 local newspapers and other publications and cull information from the classified advertisements to provide additional information on vehicle availability and pricing. We believe our Total Loss database is among the most current and comprehensive vehicle databases in North America. Each Total Loss valuation also includes a vehicle identification search under VINguard, which matches a current vehicle claim against our database of previously totaled or stolen vehicles to identify potential duplication or possible fraud.

        Customers of Total Loss who are also customers of Pathways collision estimating may access the Total Loss program electronically through the Pathways collision estimating software program. Customers also have the option to obtain Total Loss valuations from us by telephone, email or facsimile. TL2000 Solution allows customers and/or their insureds to access Total Loss services through the Internet via secured access. Customers may store Total Loss valuations on our EZNet communications network as part of a claims workfile.

        We sell Total Loss to our customers, including those who are Pathways collision estimating customers, on a per transaction basis. Customers are billed in the month following the transaction.

        Total Loss Advantage.    Total Loss Advantage permits customers who are not users of our Pathways collision estimating software products to submit Total Loss valuation requests electronically to us. Our Total Loss service can be accessed through Pathways, Total Loss Advantage, telephone or facsimile.

Information Services Products

        GuidePost Decision Support.    GuidePost allows users to manage and review data. Through GuidePost, insurance managers electronically evaluate results, format reports, gather information for review of personnel or a particular subject and compare performance to industry and regional indices from data generated in Pathways. We distribute GuidePost updates to our customers monthly. We are phasing out GuidePost and migrating customers to ClaimScope Navigator.

        ClaimScope Navigator.    ClaimScope Navigator is our next generation, on-line Web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using Pathways collision estimating and Total Loss data. ClaimScope Navigator permits our customers to conduct in-depth analyses of claim information by parts and labor usage, cycle time measurements and vehicle type and condition. We completed our roll-out of ClaimScope Navigator release 1.0 in February of 2001. In January 2002 we released ClaimScope Navigator release 2.0, which introduced significant enhancements in flexibility and added Total Loss data.

Workflow Products

        EZNet Communications Network.    Our EZNet communications network is a central communications hub and repository for automobile insurance companies. Our customers can access EZNet in various ways, including, but not limited to, dedicated data lines and/or telephone line via modems. We offer various services such as dispatch of assignment information, estimate and supplement retrieval and electronic review of automobile appraisals to our customers that are provided over our EZNet communications network, all of which comprise our Electronic Direct Repair services. The network allows customers to electronically communicate claim information, including assignments, work files, estimates, images and auditable estimate data, internally and among appraisers, collision repair facilities, reinspectors and other parties involved in the automobile claims process. EZNet allows customers to share information and review claims, regardless of the location. EZNet provides customers with an electronic library to catalog, organize and store completed claims files.

        When a customer completes an estimate, the customer may store the estimate information on our EZNet communications network in the electronic library. For example, a remote claims adjuster in New York may prepare an estimate using Pathways collision estimating and store the completed estimate on EZNet. EZNet allows the adjuster's supervisor and other members of his company's automobile claim team in California to access the estimate on a confidential basis using a claim reference number. We sell EZNet services to our customers under multi-year contracts and bill customers on both a per transaction basis and a monthly subscription basis.

        Pathways Appraisal Quality Solution.    Pathways Appraisal Quality Solution is the first computerized solution that allows for electronic audits (QAAR Plus) of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, Pathways Appraisal Quality Solution allows automobile insurance companies to use available historical data to track performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, Pathways Appraisal Quality Solution allows an insurance company to establish certain criteria for reviewing the preparation of estimates, which allows the insurance company to determine if an appraiser prepared an accurate estimate. We sell Pathways Appraisal Quality Solution to our customers on a subscription and/or per transaction basis under multi-year agreements.

        Our new web-based portfolio aims to optimize efficiencies in the automobile claim and collision repair industries through Internet-based applications and communications. We expect to release solutions, including the Open Electronic Direct Repair Program (Open eDRP) and the Central Shop Dispatch, within this portfolio in 2002.

Sales and Marketing

        All of our services are currently sold throughout the United States. Our sales and marketing strategy is to strengthen our relationships with existing customers and to expand our current customer base by providing efficient, integrated and value-added services in the automobile claims industry. We utilize approximately 170 sales and service professionals to market and sell our services.

Training and Support

        Our training and support staff, consisting of approximately 110 employees, provide basic training in the field, advanced training courses, telephonic technical support and implementation services. Our training and support staff consists of individuals with technical knowledge relating not only to CCC software and services, operating systems and network communications, but also to new and used automobile markets and collision repair. We routinely analyze customer calls to modify services or training and, whenever necessary, will dispatch a field representative to a customer's location.

Customers and Customer Contracts

        We provide our services primarily to automobile insurance companies and collision repair facilities. Our insurance company customers include most of the largest U.S. automobile insurance companies and small to medium size automobile insurance companies serving regional or local markets. Our automotive collision repair customers include more than 14,600 collision repair facilities, located in all 50 states, including most major metropolitan markets. No single customer accounted for more than 6.4% of our total revenues in any of the last three years. In 2001, our insurance customer base consisted of approximately 615 Total Loss services customers and 417 Pathways collision estimating services customers, as well as 130 customers for both Pathways Enterprise Solution and Pathways Professional Advantage. We charge fees for our services based on either a monthly subscription or a per transaction basis.

ChoiceParts Joint Venture

        On May 4, 2000, we formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company ("Reynolds"). ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. We have a 27.5% equity interest in ChoiceParts. In addition to an initial capital contribution of $1.4 million, we initially committed to fund an additional $5.5 million to ChoiceParts based on our pro-rata ownership percentage through April 2001; however, we reached an agreement with ADP and Reynolds to extend the funding deadline to April 2002. In December 2000, we funded $1.4 million in connection with this additional funding commitment. In March 2001, we funded $2.1 million to ChoiceParts and in addition, funded $0.3 million in February 2002, leaving approximately $1.7 million of the funding commitment still outstanding. We currently expect that the balance of the funding will occur in 2002. ChoiceParts earned revenues during 2001, but has not yet realized positive earnings.

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

        We license certain data used in our services from third parties to whom we pay royalties. With the exception of the MOTOR Crash Estimating Guide that we license from Hearst, we do not believe that our services are significantly dependent upon licensed data which cannot be obtained from other vendors. Although we have licensed the estimating guide from Hearst through June 30, 2021, we do not have access to an alternative database that would provide comparable information in the event the license is terminated. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

        Any interruption of our access to the estimating guide provided by MOTOR could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we license data used in the Recycled Parts database. The provider of this data is undergoing a reorganization pursuant to Chapter 11 of the Bankruptcy Code. To ensure continued access to recycled parts data, we are currently investigating other sources for this data. We believe that the current provider will continue to supply data or that we will obtain access to alternative databases that provide comparable information, however, there can be no assurance that the current data supplier will continue to supply data or that we will be able to enter into new or additional licenses on economic terms that are beneficial to us. Any interruption of our access to the data contained in the Recycled Parts database could have a material adverse effect on our business.

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

Competition

        The industry in which we compete is highly competitive. We compete by offering value added products and services that we believe are unique and by providing superior customer service for these solutions. Historically, our principal competitors have included 1) the dealers services division of ADP, which offers a personal computer-based collision estimating and digital imaging system and a vehicle valuation service to the automobile insurance industry and a collision estimating and digital imaging system to the collision repair industry, and 2) Mitchell International Inc. ("Mitchell"), which publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. Over the past few years, however, we have faced new competition from several new companies, many of which focus on the delivery of services over the

Internet. We also compete with companies offering both collision estimating programs that are not computer based. Over the past few years, we have experienced steady competitive price pressure.

        We intend to address competitive price pressures by providing higher quality value added solutions services that offer more advanced features to our clients. We also intend to continue to develop unified, user-friendly claim services that incorporate our comprehensive proprietary inventory of data. We expect that Pathways will continue to provide a unique service for our insurance and collision repair customers and allow us to effectively address competitive price pressures.

        At times, insurance companies have entered into agreements with companies (including ADP, Mitchell and CCC) that provide that the insurance company will either use the product or service of that company exclusively or designate the company as its preferred provider of that product or service. If the agreement is exclusive, the insurance company requires that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the company is simply a preferred provider, the collision repair facilities, independent appraisers and regional offices are encouraged to use the preferred product, but may still choose another company's product or service. Being included on the approved list of an insurance company or having a product that is endorsed by the insurance company provides certain benefits, including immediate customer availability and an advantage over competitors who may not have such approval. To the extent an insurance company has endorsed ADP or Mitchell, but not us, we will experience a competitive disadvantage.

Research and Development

        For the years 2001, 2000 and 1999 we incurred research and development costs of $13.0 million, $11.1 million and $3.9 million, respectively.

Former Businesses

CCC International

        CCC International provided claims consulting for a large insurance company, in which we helped identify potential collision repair facilities for this insurer to acquire. In December 2000, we decided to shutdown D.W. Norris, a 100% owned subsidiary of CCC International acquired in August of 1999. In June 2001, we decided to shut down CCC International. The decision to shut down the business was the result of continued underperformance and expected future losses.

        In 1998, CCC International entered into a joint venture, Enterstand Limited ("Enterstand"), with Hearst Communications Inc. ("Hearst Communications") to jointly develop and implement our services for the European market. In 2001, as part of our decision to shut down CCC International, we ceased funding and discontinued our participation in Enterstand. In March 2002, CCC International and Hearst Communications terminated their joint venture agreement, CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for $12 per share and CCC International purchased Hearst Communications' interest in the joint venture for a nominal sum.

CCC Consumer Services

        Through CCC Consumer Services we provided third party outsourcing services to the insurance industry. CCC Consumer Services' Access product was dependent on certain software resources of CCC U.S. and was unable to provide this service without use of certain CCC U.S. resources. CCC Consumer Services experienced both a decline in revenue and in the number of transactions processed for its customers. As a result of these factors, in April 2001, we decided to discontinue the operations of our CCC Consumer Services segment. By the end of 2001 we sold certain assets and closed the CCC Consumer Services segment business.

Item 2. Properties

        Our corporate office is located in Chicago, Illinois, where we lease two spaces of a multi-tenant facility, one for approximately 104,000 square feet which expires in November 2008 and the second for approximately 37,000 square feet which expires in January 2004. In Glendora, California, we lease approximately 84,000 square feet of a facility under a lease expiring in December 2004, where a satellite development center and distribution center are housed. We own a 50,000 square foot facility in Sioux Falls, South Dakota used primarily for certain customer service and claims processing operations. During 2001 we vacated approximately 34,000 feet of a multi-tenant facility in Chicago previously occupied by our DriveLogic segment under a lease expiring in March 2006. We are currently attempting to sublease these premises. In addition, we vacated facilities previously occupied by CCC Consumer Services and CCC International and we are currently subleasing 6,700 square feet of our Sioux Falls facility. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

Item 3. Legal Proceedings

        On January 31, 2000, a putative class action lawsuit was filed against CCC, Dairyland Insurance Co., and Sentry Insurance Company in the Circuit Court of Johnson County, Illinois. The case is captioned SUSANNA COOK v. DAIRYLAND INS. CO., SENTRY INS. and CCC INFORMATION SERVICES INC., No. 2000 L-1. Plaintiff alleges that her insurance company, using a valuation prepared by CCC, offered an inadequate amount for her automobile. Plaintiff seeks to represent a nationwide class of all insurance customers, who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The complaint also seeks certification of a defendant class consisting of all insurance companies who used CCC's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law and contract claims against the defendant insurance companies, and various common law claims against CCC. Plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs.

        During January and February of 2001, the group of plaintiffs' lawyers who filed the COOK lawsuit filed ten (10) additional putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Madison County, Illinois. Those cases are captioned as follows: LANCEY v. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, and CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); SCHOENLEBER v. PRUDENTIAL PROPERTY AND CASUALTY INC. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 99 (filed January 18, 2001); EDWARDS v. MID-CENTURY INS. CO. d/b/a FARMERS INS. AND CCC INFORMATION SERVICES INC., Case No. 01 L 151 (filed February 6, 2001); BORDONI v. CGU INS. GROUP d/b/a CGU INS. CO. OF ILLINOIS and CCC INFORMATION SERVICES INC., Case No. 01 L 157 (filed February 6, 2001); RICHARDSON v. PROGRESSIVE PREMIER INS. CO. OF ILLINOIS d/b/a PROGRESSIVE and CCC INFORMATION SERVICES INC., Case No. 01 L 149 (filed February 6, 2001); BILLUPS v. GEICO GENERAL INS. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 159 (filed February 6, 2001); HUFF v. HARTFORD INS. CO. OF ILLINOIS d/b/a THE HARTFORD AND CCC INFORMATION SERVICES INC., Case No. 01 L 158 (filed February 6, 2001); KNACKSTEDT v. ST. PAUL FIRE AND MARINE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 153 (filed February 6, 2001); MOORE v. SHELTER INS. COS. and CCC INFORMATION SERVICES INC., Case No. 01 L 160 (filed February 6, 2001); TRAVIS v. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE and CCC INFORMATION SERVICES INC., Case No. 01 L 290 (filed February 16, 2001). The plaintiff in the BILLUPS case dismissed his claims against CCC without prejudice on October 5, 2001. The allegations and claims asserted in these cases are substantially similar to those in the COOK case, as is the relief sought. Each plaintiff seeks to represent a nationwide class of the customers of the insurance company that is the defendant in that case who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The LANCEY case seeks certification of a defendant class, as does the COOK case.

        CCC and certain of its insurance company customers have been engaged in settlement discussions with the plaintiffs' attorneys who filed the above-referenced cases in Johnson County and Madison County, Illinois. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30 percent of the CCC's total transaction volume during the time period covered by the lawsuits, and it would also resolve a number of the putative class action suits currently pending against CCC and certain of its customers. These settlement negotiations are ongoing, but at this time CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. During the fourth quarter of 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement. Upon completion of the anticipated settlement, CCC would agree to enter into the settlement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the plaintiff, the putative class or anyone else.

        The consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms.

        Between October of 1999 and July of 2000, a separate group of plaintiffs' attorneys filed a series of putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Cook County, Illinois. The cases (excluding cases that have since been dismissed) are captioned as follows: ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (filed October 19, 1999); GIBSON v. ORIONAUTO, GUARANTY NATIONAL INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15082 (filed October 20, 1999); STEPHENS v. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October 28, 1999); LEPIANE v. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST and CCC INFORMATION SERVICES INC., No. 00 CH 10545 (filed July 18, 2000). The same group of plaintiffs' attorneys filed an additional case in the Circuit Court of Cook County on or about May 16, 2001. That case is captioned SCALES v. GEICO GENERAL INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., NO. 01 CH 8198 (filed May 16, 2001). CCC was not served with the SCALES complaint until November of 2001. These cases contain allegations and claims that are substantially similar to the cases pending in Madison County, Illinois described above.

        Between June and August of 2000, a separate group of plaintiffs' attorneys filed three putative class action cases against CCC and various of its insurance company customers in the State Court of Fulton County, Georgia. Those cases are McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., and CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000), DASHER v. ATLANTA CASUALTY CO. and CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed 6/16/00) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000). The plaintiff in each case alleges that his or her insurance company, using a valuation prepared by CCC, offered plaintiff an inadequate amount for his or her automobile and that CCC's Total Loss valuation service provides values that do not comply with the applicable Georgia regulations. The plaintiffs assert various common law and statutory claims against the defendants and seek to represent a nationwide class of insurance company customers. Additionally plaintiffs seek to represent a similar statewide sub-class for claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses.

        On August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. WHITWORTH v. NATIONWIDE MUTUAL INS. CO. and CCC INFORMATION SERVICES INC., Case No. CVH-08-6980 (filed August 2, 2000). The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed the McGOWAN, DASHER, and WALKER cases (reported above). The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's Total Loss valuation service provides values that do not comply with applicable regulations in Ohio and other states. Subsequent to filing, the plaintiff amended the complaint to purport to represent a national class of certain customers of Nationwide Mutual Insurance Company.

        Together with its co-defendant Nationwide, CCC has entered into an agreement to settle the WHITWORTH case. If consummated, the proposed settlement in the WHITWORTH case would resolve all claims on behalf of a national settlement class consisting of all policyholders of Nationwide (and all its affiliates): (a) who have submitted first party property damage claims; (b) whose vehicle was declared a total loss; (c) for whose vehicle Nationwide (or its affiliate) received a valuation of the total loss vehicle from CCC; and (d) who received payment for the total loss claim between January 1, 1987 and the date on which notice of the settlement is mailed. These class members constitute approximately 5 percent of CCC's total loss transaction volume during the period covered by the lawsuit. Class members who do not opt out of the settlement would release any and all claims against CCC and Nationwide (and its affiliates) arising out of or relating to first party property damage claims made to Nationwide (or its affiliates) and/or our CCC's valuation of their total loss vehicles for Nationwide (or its affiliates). Class members who exercise their right to opt out of the settlement, however, would not be bound by the settlement and would not release any claims as part of the settlement.

        Pursuant to the proposed settlement, Nationwide has agreed to provide certain cash compensation to members of the class who submit timely and accurate claim forms. In addition, Nationwide has agreed to pay for the costs of notice and administration of the settlement as well as class counsel's attorneys' fees and expenses (up to the amount of $8,750,000) that may be awarded by the Court. Pursuant to the settlement agreement, CCC has agreed to provide certain information necessary to identify and provide notice to class members as well as the information necessary to administer the settlement. In addition, CCC has agreed to the entry of injunctive relief requiring CCC, for a period of three years, to undertake additional periodic studies to validate certain of the information used in its Total Loss valuation service. CCC has agreed to enter into the settlement agreement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the Plaintiffs, the settlement class, or anyone else.

        The settlement agreement does not require any cash contribution by CCC towards the monetary compensation for the class, the cost of notice and administration, or class counsel's attorneys' fees and expenses. CCC estimates that the cost to CCC of providing information necessary to identify and provide notice to class members and the information necessary to administer the settlement, together with the cost of complying with the proposed injunctive relief, would not, on a yearly basis, have a material impact on operating cash flow. Nationwide has previously demanded indemnification from CCC in connection with certain litigation matters involving CCC's Total Loss valuation service, including the WHITWORTH case. That demand is unaffected by the settlement agreement in the

WHITWORTH case. Nationwide's indemnification demand was one of the indemnification demands discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. CCC has asserted various defenses to Nationwide's indemnification demand.

        The Court granted preliminary approval of the WHITWORTH settlement on March 8, 2002, and the settlement is subject to final Court approval at a fairness hearing. Also, under certain circumstances, Nationwide has the right to withdraw from the settlement and cancel the settlement agreement prior to the fairness hearing. If the proposed settlement is not approved by the Court at the fairness hearing, or if the Court approves the settlement and that approval is vacated, modified, or reversed on appeal, the settlement agreement would be terminated.

        The proposed settlement of the WHITWORTH case would not affect any other pending lawsuits relating to CCC's Total Loss valuation service involving any of CCC's other insurance company customers. The cost to CCC to settle any such other pending lawsuits could be materially greater than the cost of settling the WHITWORTH case.

        In 2001, one of the plaintiffs' attorneys who filed the McGOWAN, DASHER AND WALKER cases discussed above filed additional complaints against CCC and certain of its insurance company customers. Those cases are BEARDEN v. GEORGIA FARM BUREAU INSURANCE COMPANIES and CCC INFORMATION SERVICES INC., Civil Action File No. 01-CV-22114-1 (filed May 21, 2001 in the Superior Court of Fulton County, Georgia); STOUDEMIRE v. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE AND CCC INFORMATION SERVICES INC., Civil Action No. CV 01-3135-TSM (filed October 16, 2000 in the Circuit Court of Montgomery County, Alabama); HECKLER v. PROGRESSIVE EXPRESS INSURANCE COMPANY, PROGRESSIVE AMERICAN INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 00003573 (filed against CCC on November 5, 2001 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillborough County, Florida); and ROMERO v. VESTA FIRE INSURANCE CORPORATION and CCC INFORMATION SERVICES INC., Case No. 367282 (filed November 19, 2001 in the Superior Court of the State of California, County of Riverside). The plaintiffs in these cases allege that the insurer, using a valuation provided by CCC, offered them an inadequate amount for their automobile. The plaintiffs also allege that CCC's Total Loss valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiffs assert various claims against CCC and seek an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs. The plaintiff in ROMERO also seeks injunctive and declaratory relief. The STOUDEMIRE and HECKLER cases are pled as individual actions, while the plaintiff in BEARDEN seeks to represent a class of Georgia Farm Bureau customers whose total loss claims were adjusted using a CCC valuation and the plaintiff in ROMERO seeks to represent a class of certain California residents insured under a Vesta California policy whose total loss claims were adjusted using a CCC valuation.

        On or about January 18, 2002, a complaint was filed in the State Court of Fulton County, Georgia against CCC, one of its insurance company customers, Allstate, and other defendants. The case is captioned HUTCHINSON v. ALLSTATE INSURANCE COMPANY, BRANCH BANKING & TRUST COMPANY, SADISCO CORPORATION, and CCC INFORMATION SERVICES INC., Civil Action No. 02V5027697C (filed January 18, 2002). The plaintiffs in the HUTCHINSON case allege that their insurer declared their vehicle a total loss despite a dispute over the value of the vehicle. Plaintiffs further allege that, despite their instructions not to dispose of the vehicle, Allstate had the car towed and subsequently sold. Plaintiffs allege that CCC provided Allstate with a reduced fair market value for their vehicle. Plaintiffs assert various common law claims against CCC and the other defendants, as well as a claim under the Georgia RICO statute. Plaintiffs seek an award of unspecified compensatory and punitive damages and attorneys' fees.

        CCC is aware of two class certification rulings in cases involving CCC's Total Loss valuation service, to which CCC is not a party. In JOSEPH JOHNSON ET AL. v. FARMERS INSURANCE EXCHANGE, NO. D035649 (SUPERIOR COURT NO. 726452), the California Court of Appeal reversed an order by the San Diego County Superior Court denying class certification. The Court of Appeal ordered the Superior Court to certify a class consisting of all California residents insured under a Farmers California private party passenger vehicle policy who, from December 10, 1994 through the present, received a first party total loss settlement or settlement offer that was less than the CCC base value because of a deduction for one or more condition adjustments, and whose overall vehicle condition was at least average and up to, but not including, "dealer ready." CCC is not a party to the JOHNSON case but has become aware of the Court of Appeal's class certification ruling.

        In PAK, ET AL. v FARMERS GROUP, INC. AND FARMERS INSURANCE EXCHANGE, CASE NO. CV98-04873, the Second Judicial District Court of the State of Nevada in and for Washoe County has certified a class of Nevada customers insured by Farmers whose total loss claims were paid on the basis of valuations prepared by CCC. CCC is not a party to the PAK case but has become aware of the court's class certification ruling. CCC has also become aware that the Nevada Supreme Court has agreed to review the trial court's class certification ruling and the case has been stayed pending that review.

        Four of CCC's automobile insurance company customers have made contractual and, in some cases, also common law indemnification claims against CCC for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred by them in connection with litigation relating to their use of CCC's Total Loss valuation product. These four claims include the indemnification demand made by Nationwide Mutual Insurance Company discussed above. CCC has asserted various defenses to these indemnification claims.

        CCC intends to vigorously defend its interests in all of the above described lawsuits and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC was held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. CCC is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the lawsuits proceed, CCC will continue to assess its potential impact.

        In addition to the foregoing, two cases previously disclosed by CCC during 2001 were resolved during the last quarter of 2001.

        In or around March of 2001, CCC was added as a defendant in a case that had been filed previously against one of its insurance company customers. The case, which is captioned LAWHON v. NATIONWIDE INSURANCE COMPANY and CCC INFORMATION SERVICES INC., No. CIV-01-001-B, was filed in the United States District Court for the Eastern District of Oklahoma. The plaintiffs alleged that Nationwide, using a valuation provided by CCC, offered plaintiffs an inadequate amount for their automobile. The plaintiffs also alleged that CCC's Total Loss valuation service produces values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs asserted various common law claims against CCC, and they sought an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. The plaintiffs' attorneys who filed the LAWHON case included one of the plaintiffs' attorneys who filed the WHITWORTH, DASHER, McGOWAN, WALKER, BEARDEN, STOUDEMIRE and HECKLER

cases discussed above. The case was resolved during the last quarter of 2001 and the plaintiffs' claims against CCC and its co-defendant, Nationwide, have been dismissed with prejudice. The resolution of this case will not have a material adverse impact on CCC's results of operations or financial condition.

        On May 30, 2001, CCC filed an action in the Circuit Court of Cook County, Illinois against Superior Insurance Group, Inc. seeking to recover approximately $5.2 million in fees due under a Quality Audit Services Agreement between CCC and Superior. CCC INFORMATION SERVICES INC. v. SUPERIOR INSURANCE GROUP, INC., Case No. 01L6337 (filed May 30, 2001). On July 27, 2001, Superior filed a counterclaim alleging that CCC fraudulently induced Superior to enter into the Quality Audit Services Agreement, a service provided by our CCC Consumer Services segment, failed to perform the services promised, and overcharged Superior for the services provided. On that basis, Superior asserted claims against CCC for breach of contract and fraudulent inducement. Superior sought compensatory damages in an amount not less than $1 million and punitive damages in an amount not less than $2 million. Superior also sought declaratory relief regarding the termination of the agreement as well as an accounting. CCC filed an answer denying Superior's counterclaims and asserting various affirmative defenses. CCC and Superior have reached an agreement to settle the litigation in exchange for a payment to CCC by Superior in the amount of $220,000 and an exchange of mutual releases. The parties are currently in the process of documenting this settlement, after which the action will be dismissed in its entirety by both parties.

Item 4. Submission of Matters to A Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock (symbol: CCCG) is traded on the Nasdaq National Market ("Nasdaq"). For the last two fiscal years, low and high sales prices of our common stock were as follows:

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Low	$5.37	$4.95	$5.94	$6.75	$6.25	$8.06	$8.88	$14.88
High	$8.15	$7.47	$10.35	$9.88	$9.75	$11.25	$18.25	$30.13

        Since our initial public offering of common stock in August of 1996, no dividends have been declared on shares of our common stock and our Board of Directors currently has no intention of declaring such dividends. As of March 26, 2002, there were 25,766,065 shares of common stock outstanding. There were 80 stockholders of record on March 22, 2002.

Item 6. Selected Financial Data

        Below are the Company's condensed consolidated statements of operations and selected balance sheet information for the five years ended December 31, 2001. The selected balance sheets as of December 31, 2001 and 2000 and the condensed consolidated statement of operations for the five years ended December 31, 2001 have been restated to reflect the CCC Consumer Services segment as a discontinued operation in accordance with Accounting Principles Board Statement No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenues	$187,941	$184,641	$179,021	$168,811	$151,293
Expenses:
Operating expenses	175,768	181,018	160,751	145,045	126,310
Restructuring charges	10,499	6,017	2,242	1,707	—
Litigation settlements	4,250	2,375	—	1,650	—

Operating income (loss)	(2,576)	(4,769)	16,028	20,409	24,983
Interest expense	(5,680)	(3,135)	(1,358)	(252)	(139)
Other income (expense), net	(248)	5,101	412	697	1,505
Gain on exchange of investment securities, net	—	18,437	—	—	—
Loss on investment securities and notes	(28,267)	—	—	—	—
CCC Capital Trust minority interest expense	(1,371)	—	—	—	—
Equity in losses of ChoiceParts investment	(2,486)	(2,071)	—	—	—

Income (loss) from continuing operations before income taxes	(40,628)	13,563	15,082	20,854	26,349
Income tax (provision) benefit	18,329	(3,452)	(7,352)	(8,997)	(10,917)

Income (loss) from continuing operations before equity losses	(22,299)	10,111	7,730	11,857	15,432
Equity in net losses of affiliates	(2,354)	(15,650)	(6,645)	(11,658)	—

Income (loss) from continuing operations	(24,653)	(5,539)	1,085	199	15,432
Income (loss) from discontinued operations, net of income taxes	(5,972)	(3,704)	(333)	(280)	400

Net income (loss)	(30,625)	(9,243)	752	(81)	15,832
Dividends and accretion on mandatorily redeemable preferred stock	—	—	(2)	43	(365)

Net income (loss) applicable to common stock	$(30,625)	$(9,243)	$750	$(38)	$15,467

Income (loss) per common share—basic
Income (loss) applicable to common stock from:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05	$0.01	$0.63
Income (loss) from discontinued operations	(0.27)	(0.17)	(0.02)	(0.01)	0.02

Net income (loss) applicable to common stock	$(1.39)	$(0.42)	$0.03	$—	$0.65

Income (loss) per common share—diluted
Income (loss) applicable to common stock from:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05	$0.01	$0.60
Income (loss) from discontinued operations	(0.27)	(0.17)	(0.02)	(0.01)	0.02

Net income (loss) applicable to common stock	$(1.39)	$(0.42)	$0.03	$—	$0.62

Weighted average shares outstanding:
Basic	21,967	21,851	22,856	24,616	23,807
Diluted	21,967	21,851	23,162	25,188	24,959
	December 31,
	2001	2000	1999	1998	1997
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and marketable securities	$766	$912	$1,378	$1,526	$32,118
Working capital	(20,256)	(24,886)	(3,868)	3,281	28,735
Net assets of discontinued operations	—	4,848	—	—	—
Total assets	62,194	94,688	84,549	79,018	83,494
Current portion of long-term debt	421	314	440	—	111
Net liabilities of discontinued operations	536	—	—	—	—
Long-term debt, excluding current maturities	7,145	42,000	24,685	11,000	—
Mandatorily redeemable preferred stock	13,370	—	—	688	5,054
Stockholders' equity (deficit)	(6,811)	2,118	15,261	35,303	45,827

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        In addition to historical facts or statements of current conditions, this Form 10-K, including the following management's discussion and analysis of financial condition and results of operations, contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth under "Certain Risks Related to Our Business" and elsewhere in this Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. The following discussion should be read together with the Company's consolidated financial statements and notes thereto, appearing elsewhere in this Form 10-K.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, net, fair value of financial instruments, goodwill, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

        Accounts Receivable, net.    Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer allowances and doubtful accounts. We determine allowances for accounts receivable based on specific identification of customer accounts requiring allowances and the application of a predetermined percentage to the remaining accounts receivable balances.

        Deferred Income Taxes.    Deferred income taxes are provided for timing differences in recognizing certain income and expense items for financial reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income. During 2001 we recorded a net loss of $27.1 on the write-off of the ChannelPoint investment and note receivable, including accrued interest. For tax purposes, $20.8 million of this loss will be considered a capital loss which can only be offset with net capital gains. We believe that it is more likely than not that the capital loss will not be realized; therefore, a valuation allowance has been established for this item. For tax purposes, we have incurred a domestic net operating loss of $32.2 million during 2001. The realization of these net operating loss deferred assets is more likely than not, therefore, we have not established a valuation allowance related to these assets. We also have foreign net operating losses related to our former CCC International operations. We have established a valuation allowance for the full amount of these foreign net operating losses because realization of these assets is not more likely than not.

        Goodwill.    The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and amortized on a straight-line basis over periods not exceeding 20 years. When events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 will be effective for the Company beginning January 1, 2002. Under SFAS 142, goodwill will no longer be amortized to earnings, but instead will be reviewed for impairment on at least an annual basis. We adopted SFAS 142 on January 1, 2002 and ceased the amortization of goodwill against earnings. We expect the impact of the adoption of SFAS 142 to reduce amortization expense by $0.8 million in 2002.

        The unamortized goodwill balance as of December 31, 2001 was $4.9 million. This goodwill originated from a 1988 acquisition that included the Total Loss service. We currently generate approximately 26% of our total revenue from Total Loss and related services. In the future, net cash flows from the Total Loss service will be utilized in determining if the goodwill is impaired. At January 1, 2002, no such impairment existed.

        Fair Value of Financial Instruments.    The carrying amount of our financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value of these investments and notes receivable may not be recoverable. Factors we consider important which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and a going concern risk. During the year ended December 31, 2001, we determined that certain investments and notes receivable had incurred a decline in value that was considered other than temporary. We determined that the carrying value of our investments in and related notes receivable from ChannelPoint and Info4cars may not be recoverable based upon the existence of one or more of the above impairment factors. We recorded a charge of $22.7 million and $0.3 million for ChannelPoint and Info4cars, respectively, which represented the remaining carrying value of these investments. In addition, we provided allowances of $4.9 million and $0.8 million for the notes receivables and accrued interest from ChannelPoint and Info4cars, respectively.

        Commitments and Contingencies.    Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

Liquidity and Capital Resources, Including "Off-Balance Sheet Arrangements"

Liquidity and Capital Resources

        During the year ended December 31, 2001, net cash provided by operating activities was $18.7 million. Net proceeds from the sale of Trust Preferred Securities and warrants and the Rights Offering and related transactions were approximately $14 million and $18.1 million, respectively. The Company used $35.5 million, net, for repayments on CCC's former credit facility, $2.9 million for the purchase of equipment and software, and $3.1 million and $2.1 million for investments in Enterstand and ChoiceParts, respectively.

Trust Preferred Securities

        On February 23, 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale were used for general corporate purposes.

        In connection with the issuance of the Trust Preferred Securities by CCC Trust and our related purchase of all of CCC Trust's common securities, we issued an Increasing Rate Note Due 2006 in the principal amount of approximately $15.5 million, due February 23, 2006 ("Increasing Rate Note"), to CCC Trust. The sole asset of CCC Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing

Rate Note. We unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

        The Increasing Rate Note is subordinated to our bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at our option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at our option at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. CCCG issued payment-in-kind notes for quarterly interest payments due on March 31, June 30, September 30, and December 31, 2001.

        On November 30, 2001, the Indenture relating to the Trust Preferred Securities was amended to permit us to conduct a rights offering and enter into a new bank credit facility. In addition, the 1,200,000 warrants issued to Capricorn Investors III, L.P. were amended to change the exercise price to $6.875, revised from the original exercise price of $10.00, in consideration for certain waivers and amendments that allowed us to conduct a rights offering and execute a new credit facility agreement.

Credit Facility

        On November 30, 2001, in conjunction with a $20 million rights offering (the "Rights Offering"), CCC entered into a new $30 million credit facility agreement (the "New Credit Facility") with two lenders from the existing credit facility. The New Credit Facility replaced CCC's former credit facility. As compared to the former credit facility, the New Credit Facility provides CCC with improved terms and additional flexibility. The New Credit Facility contains negative covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures. In addition, the New Credit Facility has certain covenants that require CCC to maintain specified levels of quarterly operating cash flow, debt coverage, fixed charge coverage and net worth. CCC is also required to provide the bank group with monthly, quarterly and annual financial reporting. The New Credit Facility matures on November 30, 2004. The New Credit Facility is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. All advances under the New Credit Facility bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the New Credit Facility. As of December 31, 2001, the outstanding New Credit Facility balance was $6.5 million.

Rights Offering

        On June 29, 2001, CCCG filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001. On November 7, 2001, we announced the approval by the Board of Directors of the Rights Offering to be effectuated pursuant to the shelf registration statement previously filed with the SEC on June 29, 2001.

        Upon completion of the Rights Offering on December 31, 2001, the total number of outstanding shares of common stock increased by approximately 3.6 million shares, or approximately 15.8%. We utilized net proceeds of $18.1 million from the Rights Offering to reduce our outstanding debt.

        Three of our largest institutional stockholders and warrant holders, White River Ventures, Inc. and Capricorn Investors II and III L.P., agreed to purchase their pro-rata share of the Rights Offering, as well as all of the shares not subscribed for by our other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, we issued these stockholders 293,000 warrants to purchase shares of our common stock at a price of $5.50 per share.

        The closing of the New Credit Facility prior to the Rights Offering required the utilization of an interim loan provided by White River Ventures and Capricorn Investors II and III L.P. as part of their agreement to purchase all those shares not subscribed for by our other stockholders or warrant holders. In consideration for this, we issued White River Ventures and Capricorn Investors II and III L.P. 99,612 warrants to purchase shares of our common stock at a price of $5.50 per share. This interim loan was repaid upon the closing of the Rights Offering on December 31, 2001.

        Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. We have the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's Pathways Collision Estimating software services. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues. In addition, management believes that cash flows from operations, our available New Credit Facility, the funding we received from the Trust Preferred Securities and the Rights Offering will be sufficient to meet our liquidity needs for the year ending December 31, 2002. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

Off-Balance Sheet Arrangements

        We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Contractual Obligations and Commercial Commitments

        Our contractual obligations under capital leases, operating leases and revolving credit facility are summarized below.

	Total	2002	2003	2004	2005	2006	Thereafter
Credit Facility	$6,500	$—	$—	$6,500	$—	$—	$—
Capital lease obligations	$1,267	$552	$552	$163	$—	$—	$—
Operating leases	$37,484	$11,539	$8,769	$6,271	$3,342	$2,668	$4,895

Effects of Transactions with Related and Certain Other Parties

        On February 23, 2001, CCC Trust issued 15,000 Trust Preferred Securities and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale were used for general corporate purposes.

        Three of our largest institutional stockholders and warrant holders, White River Ventures, Inc. and Capricorn Investors II and III L.P., agreed to purchase their pro-rata share of the Rights Offering, as well as all of the shares not subscribed for by our other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, we issued these stockholders 293,000 warrants to purchase shares of our common stock at a price of $5.50 per share.

        The closing of the New Credit Facility prior to the Rights Offering required the utilization of an interim loan provided by White River Ventures and Capricorn Investors II and III L.P. as part of their agreement to purchase all those shares not subscribed for by our other stockholders or warrant holders. In consideration for this, we issued White River Ventures and Capricorn Investors II and III L.P. 99,612 warrants to purchase shares of our common stock at a price of $5.50 per share. This interim loan was repaid upon the closing of the Rights Offering on December 31, 2001.

        In January 2002, we received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million for the purchase of 192,000 treasury shares at a price of $6.25 per share. This promissory note accrues interest, payable on an annual basis beginning March 1, 2003, at 6.75% and matures in January 2007.

        In March 2002, CCC International and Hearst Communications terminated their Enterstand joint venture agreement, CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for $12 per share and CCC International purchased Hearst Communications' interest in the joint venture for a nominal sum.

Pro Forma Financial Results

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the shut down and sale of certain business segments, the amortization of deferred financing costs, impairment of notes receivable and equity investments and restructuring, lease abandonment and litigation costs for 2001. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Results of Operations

        The Company's results of operations for the periods indicated are set forth below:

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Revenues:
CCC U.S	$186,259	$176,889	$173,723
CCC International	1,682	7,752	5,298

Total revenues	187,941	184,641	179,021
Expenses:
Production and customer support	32,498	41,449	40,286
Commissions, royalties and licenses	10,129	13,512	16,247
Selling, general and administrative	90,892	86,663	73,146
Depreciation and amortization	11,820	11,499	9,036
Product development and programming	30,429	27,895	22,036
Restructuring charges	10,499	6,017	2,242
Litigation settlements	4,250	2,375	—

Operating income (loss)	(2,576)	(4,769)	16,028
Interest expense	(5,680)	(3,135)	(1,358)
Other income (expense), net	(248)	5,101	412
Gain on exchange of investment securities, net	—	18,437	—
Loss on investment securities and notes	(28,267)	—	—
CCC Capital Trust minority interest expense	(1,371)	—	—
Equity in losses of ChoiceParts investment	(2,486)	(2,071)	—

Income (loss) from continuing operations before income taxes	(40,628)	13,563	15,082
Income tax (provision) benefit	18,329	(3,452)	(7,352)

Income (loss) from continuing operations before equity losses	(22,299)	10,111	7,730
Equity in net losses of affiliates	(2,354)	(15,650)	(6,645)

Income (loss) from continuing operations	(24,653)	(5,539)	1,085
Loss from discontinued operations, net of income taxes	(5,972)	(3,704)	(333)

Net income (loss)	$(30,625)	$(9,243)	$752

Net Income (Loss) as a Percentage of Revenue

        To aid in your analysis and understanding, the following table sets forth our revenues, expenses and net income (loss), as a percentage of revenue for the last three fiscal years:

	Year Ended December 31,
	2001	2000	1999
Revenues:
CCC U.S	99.1%	95.8%	97.0%
CCC International	0.9	4.2	3.0

Total revenues	100.0	100.0	100.0
Expenses:
Production and customer support	17.3	22.5	22.5
Commissions, royalties and licenses	5.4	7.3	9.1
Selling, general and administrative	48.3	46.9	40.8
Depreciation and amortization	6.3	6.2	5.0
Product development and programming	16.2	15.1	12.3
Restructuring charges	5.6	3.3	1.3
Litigation settlements	2.3	1.3	—

Operating income (loss)	(1.4)	(2.6)	9.0
Interest expense	(3.0)	(1.7)	(0.8)
Other income (expense), net	(0.1)	2.8	0.2
Gain on exchange of investment securities, net	0.0	10.0	—
Loss on investment securities and notes	(15.1)	—	—
CCC Capital Trust minority interest expense	(0.7)	—	—
Equity in losses of ChoiceParts investment	(1.3)	(1.1)	—

Income (loss) from continuing operations before income taxes	(21.6)	7.4	8.4
Income tax (provision) benefit	9.7	(1.9)	(4.1)

Income (loss) from continuing operations before equity losses	(11.9)	5.5	4.3
Equity in net losses of affiliates	(1.2)	(8.5)	(3.7)

Income (loss) from continuing operations	(13.1)	(3.0)	0.6
Income (loss) from discontinued operations, net of income taxes	(3.2)	(2.0)	(0.2)

Net income (loss)	(16.3)%	(5.0)%	0.4%

2001 Compared with 2000

        For the year ended December 31, 2001, we reported a net loss of $(30.6) million, or $(1.39) per share on a diluted basis, versus a net loss applicable to common stock of $(9.2) million, or $(0.42) per share on a diluted basis, for the same period last year. For the year ended December 31, 2001, we had an operating loss of $(2.6) million compared to an operating loss of $(4.8) million in 2000. The decrease in operating losses of $2.2 million from 2000 was principally the result of an increase in revenues of $3.3 million, or 1.8%. Operating expenses increased $1.1 million, or 0.58%.

        For 2001, CCC U.S. had revenues of $186.3 million and CCC International had revenues of $1.6 million, which represented 99.1% and 0.9% of the total 2001 consolidated revenues, respectively. For 2000, CCC U.S. had revenues of $176.9 million and CCC International had revenues of $7.8 million, which represented 95.8% and 4.2% of the total 2000 consolidated revenues, respectively. These changes were primarily due to an increase in CCC U.S.'s revenue from its EZNet communications network and its Pathways Appraisal Quality Solution and Pathways Collision Estimating products, and our decision in the second quarter of 2001 to shut down CCC International.

        In 2001, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing segments were 0.50% for CCC U.S. and (206.2)% for CCC International compared to 3.1% for CCC U.S. and (131.2)% for CCC International in 2000. The operating margins for CCC U.S. include operating results for DriveLogic, previously reported as a segment, and shared services and exclude the results for the discontinued operations of CCC Consumer Services, which we wound down during 2001.

        Revenues.    Revenues for the year ended December 31, 2001 of $187.9 million were $3.2 million, or 1.8%, higher than the same period last year. The increase in revenues was primarily attributable to an increase in CCC U.S.'s revenue of $9.4 million, or 5.3%, from its EZNet communications network due to higher transaction volume and its Pathways Collision Estimating product due to an increase in the number of units used by automotive collision repair customers. Electronic Direct Repair, Pathways Appraisal Quality Solution and Recycled Parts Service, which comprised less than 15% of our total consolidated revenues in 2001, increased by approximately 30% in 2001 over the prior year. CCC International revenues decreased year-over-year by $6.2 million, or 78.3%, due to the Company's decision in June 2001 to shut down these operations. The decision to shut down the business was the result of continued underperformance and expected future losses.

        Production and Customer Support.    Production and customer support decreased from $41.4 million, or 22.5% of revenue, to $32.5 million, or 17.3% of revenue. The year over year decrease was due primarily to lower expenses associated with the Company's decision to shut down CCC International. The expenses related to CCC International decreased $8.0 million. In addition, CCC U.S.'s decrease was primarily due to lower headcount and associated costs related to improved efficiency in the customer support area including the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois in March 2001.

        Commissions, Royalties and Licenses.    Commission, royalties and licenses decreased from $13.5 million, or 7.3% of revenues, to $10.1 million, or 5.4% of revenues. The decrease in dollars and as a percentage of revenues was due mainly to a reduction in license fees associated with our Pathways Enterprise Solution and Pathways Professional Advantage products. In the third quarter of 2000, we determined that certain prepaid marketing fees paid to a third party associated with these products were impaired. This determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. As a result we recorded a charge of $1.9 million in connection with the write-off of this asset. In addition, outside sales commissions paid to independent sales representatives decreased from the completion of the conversion of these representatives to salaried employees in the first half of 2000.

        Selling, General and Administrative.    Selling, general and administrative increased from $86.7 million, or 46.9% of revenues, to $90.9 million, or 48.4% of revenues. This increase is primarily attributable to the investments of $3.0 million made in the first half of 2001 in DriveLogic, when DriveLogic was operated as a separate business unit. In addition, CCC U.S. recorded a fourth quarter 2000 gain of $4.3 million related to the final resolution of previously accrued expenses associated with a vendor agreement focused on technology testing and rollout of certain products and services. Other contributing factors were the conversion of independent sales representatives to salaried employees and higher outside legal fees.

        Depreciation and Amortization.    Depreciation and amortization increased from $11.5 million, or 6.2% of revenues, to $11.8 million, or 6.3% of revenues. The increase was mainly the result of additional amortization of internal use software costs of $0.6 million, primarily a new human resources and payroll system implemented in 2000. Depreciation and amortization also increased as a result of additional investments in computer equipment and software, leasehold improvements and office furniture associated with our former DriveLogic segment. Partially offsetting this increase was a decrease of $1.1 million in CCC International due to our decision to shut down the operations in the U.K.

        Product Development and Programming.    Product development and programming increased from $27.9 million, or 15.1% of revenue, to $30.4 million, or 16.2% of revenue. This increase occurred during the first half of 2001 due to new product development efforts related to DriveLogic, a former segment of CCC. In June of 2001, we instituted a cost savings plan as part of a company-wide effort to improve profitability. As a result, we consolidated the development efforts of CCC U.S. and DriveLogic and reduced expenses in the second half of the year by $2.8 million.

        Restructuring Charges.    In June 2001, we announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, we recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. During the fourth quarter of 2001, we recorded a charge of $4.3 million to write off excess office space in Chicago, formerly occupied by DriveLogic. This charge was recorded after a complete review of our short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million. See Note 8 of the Notes to Consolidated Financial Statements—Restructuring Charges.

        In addition, we recorded a charge of $3.4 million in June 2001 related to our decision to shut down CCC International in order to focus on U.S. market opportunities. This charge consisted of a write-off of goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. In December 2000, we decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a charge of $6.0 million in the fourth quarter of 2000 to write-off the goodwill, severance and related costs to terminate approximately 86 employees, write-down the fixed assets to net realizable value and contractual commitments. See Note 8 of the Notes to Consolidated Financial Statements—Restructuring Charges.

        Litigation Settlements.    We recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in the fourth quarter of 2001 as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our Total Loss valuation service. This charge was based on Statement of Financial Accounting Standards No. 5 "Accounting For Contingencies" that establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that as asset has been impaired or a liability has been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. CCC anticipates that the settlement would eliminate the viability of class claims in 14 of the 21 class action suits pending against the Company related to the Total Loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement.

        In 2000, we recorded a charge of $1.4 million related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc. In addition, we recorded a charge of $1.0 million in the fourth quarter of 2000 related to settlement costs of a litigation matter with American Salvage Pool Association. See Note 10 of the Notes to Consolidated Financial Statements—Litigation Settlements.

        Interest Expense.    Interest expense increased from $3.2 million in 2000 to $5.7 million in 2001. The increase from 2000 was driven by a higher level of borrowings, an increase in interest rates charged and higher amortization of deferred financing fees related to amendments to the Company's credit facility agreement, including the write off of unamortized deferred financing fees of $1.4 million related to the prior credit facility.

        Other Income (Expense), Net.    Other income (expense), net decreased from $5.1 million in 2000 to $(0.2) million in 2001. The decrease from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between InsurQuote Systems, Inc. and CCC. See Note 3 of the Notes to Consolidated Financial Statements—Investment in InsurQuote/ChannelPoint.

        Gain on Exchange of Investment Securities, Net.    We recorded a gain in the second quarter of 2000 of approximately $18.4 million in connection with the exchange of our equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million. See Note 3 of the Notes to Consolidated Financial Statements—Investment in InsurQuote/ChannelPoint.

        Loss on Investment Securities and Notes.    We recorded a loss in the second quarter of 2001 of approximately $27.1 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. See Note 6 of the Notes to Consolidated Financial Statements—Investment in InsurQuote/ChannelPoint. In addition, we recorded a loss in the fourth quarter of 2001 of approximately $1.1 million for the write-off of our investment in Info4cars.com Inc., a provider of vehicle history reports and other products ("Info4cars"), including a $0.8 million allowance related to notes receivable plus accrued interest. This charge was based on a review of Info4cars' financial statements and representations from Info4cars' management.

        Minority Interest Expense.    We recorded minority interest expense of $1.4 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P. The minority interest expense represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income.

        Equity in Net Losses of ChoiceParts.    We recorded a charge of $2.5 million for the year ended December 31, 2001 related to our share of the losses in ChoiceParts compared to a charge of $2.1 million for the period May 4, 2000 through December 31, 2000. ChoiceParts was established in May 2000. See Note 5 of the Notes to Consolidated Financial Statements—Investment in ChoiceParts.

        Income Taxes.    Income taxes decreased from $3.5 million, or 25.5% of income from continuing operations before taxes, to a tax benefit of $18.3 million, or 45.1% of losses from continuing operations before taxes. The tax benefit of $18.3 million reflects the tax effect of the shut down of CCC International of $13.9 million, the ChannelPoint allowance recorded of $2.4 million and other pre-tax losses of $2.0 million.

        Equity in Net Losses of Affiliates.    Equity in net losses of affiliates decreased from $15.7 million in 2000 to $2.4 million in 2001. The Enterstand losses during the year ended December 31, 2000 reflect the change in percentage of losses recognized from 19.9% to 85% for the period April 1, 2000 through September 30, 2000 which corresponded to the level of funding we provided Enterstand during that period. During the fourth quarter of 2000 and the first quarter of 2001, we funded 100% of the operating losses of Enterstand and recorded 100% of Enterstand's operating losses. In conjunction with our decision to reduce investments in and shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

        Discontinued Operations.    Loss from discontinued operations, the former CCC Consumer Services segment, net of income taxes increased from $3.7 million in 2000 to $6.0 million in 2001.

2000 Compared with 1999

        For the year ended December 31, 2000, we reported a net loss applicable to common stock of $(9.2) million, or $(0.42) per share on a diluted basis, versus net income applicable to common stock of $0.8 million, or $0.03 per share on a diluted basis, for the same period last year. For the year ended December 31, 2000, we had an operating loss of $(4.8) million compared to operating income of $16.0 million in 1999. The decline in operating income of $20.8 million from 1999 was principally the result of an increase in operating expenses. Operating expenses increased $26.4 million, or 16.2%, reflecting a full year of spending of $18.4 million associated with DriveLogic, which was established late in 1999, costs of $6.0 million associated with the shutdown of International's D.W. Norris outsourcing business in December 2000 and $2.4 million of litigation settlements in 2000 related to the settlement cost of an arbitration proceeding with Autobody Software Solutions, Inc. and a lawsuit settlement with American Salvage Pool Association.

        For 2000, CCC U.S. had revenues of $176.9 million and CCC International had revenues of $7.8 million, which represented 95.8% and 4.2% of the total 2000 consolidated revenues, respectively. For 1999, CCC U.S. had revenues of $173.7 million and CCC International had revenues of $5.3 million, which represented 97.0% and 3.0% of the total 1999 consolidated revenues, respectively.

        In 2000, operating margins (operating income (loss) as a percentage of revenue), for our two revenue producing segments were 3.1% for CCC U.S. and (131.2)% for CCC International compared to 9.9% for CCC U.S. and (21.2)% for CCC International in 1999. The operating margins for CCC U.S. include results for DriveLogic, previously reported as a segment, and shared services. The operating margins for CCC International reflect the Company's decision to shutdown this segment.

        CCC U.S. had well-established products in the marketplace and as such, was able to generate higher operating margins than the other segments. CCC U.S.'s operating income and margin improved from 1999 based on cost reduction efforts in 1999 and 2000. These efforts included, but were not limited to, a reduction-in-force and the sale of its dealer services business both of which occurred in the fourth quarter of 1999 and the relocation of certain claims settlement functions to Sioux Falls, South Dakota in 1998. In addition, in the fourth quarter of 2000, CCC U.S. recorded a gain of $4.6 million related to the final resolution of previously accrued expenses related to a vendor agreement focused on technology testing and roll-out of certain products and services. Offsetting these decreases in operating expenses from 1999, were the costs associated with settling two litigation matters totaling $2.4 million and a charge of $1.9 million related to the determination that certain prepaid marketing fees paid to a third party related to the CCC U.S. Division's shop management products were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. In addition, certain contractually committed consulting fees and development expenses of $0.8 million related to this third party were recorded in the third quarter of 2000.

        CCC International's operating losses were mainly the result of its D.W. Norris outsourcing business acquired in August of 1999. D.W. Norris operating losses were $10.5 million for 2000 and accounted for the majority of CCC International's operating losses. D.W. Norris's results in 2000 included total charges of $6.8 million associated with our decision in December 2000 to shutdown the business. The decision to shutdown the business was the result of continued underperformance and expected future losses due to the loss of a significant customer.

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

        Revenues.    Revenues for the year ended December 31, 2000 of $184.7 million were $5.7 million, or 3.1%, higher than the same period last year. The increase in revenues was primarily attributable to an increase in CCC U.S.'s revenue of $3.2 million, or 1.9%, from its EZNet communications network and a reduction in CCC U.S.'s accounts receivable allowance reserves in the first quarter of 2000 of approximately $1.2 million. This adjustment, which was reversed to the same line as the original provisions were recorded, was based on a detailed analysis of exposures and required reserves on an individual account basis of our accounts receivables. CCC International revenues increased year-over-year by $2.5 million, or 46.3%, due to the acquisition of D.W. Norris Limited, in late 1999.

        Production and Customer Support.    Production and customer support increased from $40.3 million, or 22.5% of revenue, to $41.4 million, or 22.5% of revenue. The year over year increase was due primarily to higher operating costs resulting from CCC International's acquisition of D.W. Norris in August of 1999. This increase was offset, in part, by lower expenses associated with CCC U.S.'s automotive services group and claims settlement group. CCC U.S.'s automotive services group decrease was principally due to lower training and implementation fees associated with the Pathways Digital Imaging, Pathways Enterprise Solution and Pathway Professional Advantage products and the sale of the CCC U.S.'s dealer services business in December 1999. CCC U.S.'s claims settlement decrease was primarily due to lower headcount and associated costs due to improved efficiency in the customer support area and lower monthly production costs associated with Pathways Collision Estimating product's monthly updates.

        Commissions, Royalties and Licenses.    Commission, royalties and licenses decreased from $16.3 million, or 9.1% of revenues, to $13.5 million, or 7.3% of revenues. The decrease in dollars and as a percentage of revenue was due mainly to a decrease in commissions resulting from CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees and the elimination of CCC U.S.'s highly commissioned dealer services products as part of the sale of this business in late 1999. In the third quarter of 2000, we determined that certain prepaid marketing fees paid to a third party for CCC U.S.'s Pathways Enterprise Solution and Pathways Professional Advantage were impaired. This impairment determination was based on an analysis of projected future revenue and profitability streams of the shop management products associated with this marketing fee. We recorded a charge of $1.9 million in connection with the write-off of this asset that offset, in part, the decreases in commissions.

        Selling, General and Administrative.    Selling, general and administrative increased from $73.1 million, or 40.8% of revenues, to $86.7 million, or 46.9% of revenues. Of this increase, approximately $12.1 million, or 89.0% of the net increase, was due to costs associated with DriveLogic. Additional increases were the result of CCC U.S.'s conversion of its independent sales representatives for collision repair facilities to salaried employees, consulting of $1.5 million associated with reviewing strategic alternatives for Consumer Services and a bad debt provision of $0.8 million recorded in connection with the decision to shut-down CCC International's D.W. Norris business in December 2000. These increases were offset, in part, by the impact of a 1999 one-time compensation charge of $1.2 million as a result of a stock repurchase from a charitable trust funded by our former chairman, David M. Phillips and lower consulting costs for projects aimed at improving the internal telecommunications and customer service infrastructure incurred in the first half of 1999. In addition, CCC U.S. recorded a fourth quarter 2000 gain of $4.6 million related to the final resolution of previously accrued expenses associated with a vendor agreement focused on technology testing and roll-out of certain products and services.

        Depreciation and Amortization.    Depreciation and amortization increased from $9.0 million, or 5.0% of revenues, to $11.5 million, or 6.2% of revenues. The increase was mainly the result of additional amortization of internal use software costs, primarily those relating to a new customer relationship management system implemented in late 1999 and a new human resources and payroll system in 2000. In addition, as a result of the D.W. Norris acquisition in late 1999, goodwill amortization and depreciation on acquired fixed assets increased year-over year for CCC International. Depreciation and amortization also increased as a result of increased investment in computer equipment and software and DriveLogic's leasehold improvements and office furniture associated with its new office space.

        Product Development and Programming.    Product development and programming increased from $22.0 million, or 12.3% of revenue, to $27.9 million, or 15.1% of revenue. The dollar and percentage of revenue increases were due primarily to DriveLogic's new product development efforts and CCC U.S.'s Total Loss development efforts.

        Restructuring Charges.    In December 2000, we decided to shut down the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a charge of $6.0 million in the fourth quarter of 2000 to write-off the goodwill, severance and related costs to terminate approximately 86 employees, write-down the fixed assets to net realizable value and contractual commitments. Excluding the restructuring charge, D.W. Norris had a net loss of $5.1 million in 2000. In the fourth quarter of 1999, the company recorded a reduction-in-force charge of $2.2 million. This charge consisted primarily of severance and outplacement costs related to the termination of approximately 100 employees. This reduction was part of a company-wide effort to improve profitability to help fund new initiatives, such as DriveLogic.

        Litigation Settlements.    We recorded a charge of $1.4 million in the third quarter of 2000 related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc. In addition, we recorded a charge of $1.0 million in the fourth quarter of 2000 related to settlement costs of a litigation matter with American Salvage Pool Association. See Note 10 of the Notes to Consolidated Financial Statements—Litigation Settlements.

        Interest Expense.    Interest expense increased from $1.4 million in 1999 to $3.1 million in 2000. The increase from 1999 was due to a higher level of borrowings in late 1999 and 2000 under our bank credit facility. The increase in borrowings was mainly the result of our stock repurchase program, acquisitions, funding to Enterstand and startup costs for DriveLogic.

        Other Income, Net.    Other income, net increased from $0.4 million in 1999 to $5.1 million in 2000. The increase from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between InsurQuote Systems, Inc. and CCC. See Note 3 of the Notes to Consolidated Financial Statements—Investment in InsurQuote/ChannelPoint.

        Gain on Exchange of Investment Securities, Net.    We recorded a gain in the second quarter of 2000 of approximately $18.4 million in connection with the exchange of our equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million. See Note 3 of the Notes to Consolidated Financial Statements—Investment in InsurQuote/ChannelPoint.

        Equity in Losses of ChoiceParts.    We recorded a charge of $2.1 million for the period May 4, 2000 through December 31, 2000 related to our share of the losses of ChoiceParts, LLC. See Note 5 of the Notes to Consolidated Financial Statements—Investment in ChoiceParts.

        Income Taxes.    Income taxes decreased from $7.4 million, or 48.7% of income from continuing operations before taxes, to $3.5 million, or 25.5% of income from continuing operations before taxes. The dollar decrease was mainly attributable to lower pretax income.

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

        Discontinued Operations.    Loss from discontinued operations, net of income taxes increased from $0.3 million in 1999 to $3.7 million in 2000.

Certain Risks Related to our Business

We may not be able to successfully develop new services, which may adversely affect our business.

        The markets in which we compete are increasingly characterized by technological change. The introduction of competing services incorporating new technologies could render some or all of our services unmarketable. We believe that our future success depends on our ability to enhance our current services and to develop new services that address the increasingly sophisticated needs of our customers. As a result, we have in the past and intend to continue to commit substantial resources to product development and programming. The development of new products may result in unanticipated expenditures and capital costs which may not be recovered in the event one or more of our products is unsuccessful. Our failure to develop and introduce new or enhanced services and products in a timely and cost-effective manner in response to changing technologies or customer requirements would have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide collision estimating services to our customers could be severely limited if our access to data is interrupted.

        A substantial portion of the data utilized in our collision estimating products is derived from the MOTOR Crash Estimating Guide, a publication of a subsidiary of The Hearst Corporation. We have a license to use the MOTOR Crash Estimating Guide data under an agreement with Hearst which expires on June 30, 2021. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

        There can be no assurance that we will be able to renew the Hearst license on economic terms that are beneficial to us or at all. We do not believe that we have access to an alternative database that would provide comparable information. Any interruption of our access to the MOTOR Crash Estimating Guide data could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding our license with Hearst, see Item 1. Business—Intellectual Property and Licenses.

        In addition, we license data used in the Recycled Parts database. The provider of this data is undergoing a reorganization pursuant to Chapter 11 of the Bankruptcy Code. To ensure continued access to recycled parts data, we are currently investigating other sources for this data. We believe that the current provider will continue to supply data or that we will obtain access to alternative databases that provide comparable information, however, there can be no assurance that the current data supplier will continue to supply data or that we will be able to enter into new or additional licenses on economic terms that are beneficial to us. Any interruption of our access to the data contained in the Recycled Parts database could have a material adverse effect on our business.

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

        We are currently involved in several legal proceedings that may result in substantial payments by the Company. We currently are defendants in 21 class action suits regarding our Total Loss service. If we were to face a full court trial and be held liable in any of the actions (or otherwise determine that it is in our best interests to settle any of them), we could incur significant legal expenses and be required to pay monetary damages (or settlement payments) that may have a significant negative impact on our financial condition. See Item 3. Legal Proceedings for further discussion.

We have a history of operating losses and our future profitability is uncertain, which may impact our ability to continue operations.

        We have an accumulated net deficit from inception of approximately $86.0 million through December 31, 2001. Additionally, we failed to generate a profit for the years 2001, 2000 and 1998, and have seen a persistent decrease in cash flow for the last four years. Losses have resulted principally from costs incurred in product acquisition and development, from servicing of debt and from general and administrative costs. These costs have exceeded our revenues in most years, which have been derived primarily from the sale of our Total Loss services and Pathways products. Although we increased our revenue in each of the years ended December 31, 2001, 2000 and 1999, there can be no assurance that we will be able to sustain this growth or achieve or maintain profitability in the future.

If we are unable to generate sufficient cash flow to service our indebtedness or other obligations or find alternative financing sources, our business may be adversely affected.

        Our ability to make payments on our indebtedness and other obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $30 million New Credit Facility, depends on our satisfying various covenants, which require us to maintain certain levels of operating cash flow, debt coverage and net worth and limits our ability to make certain investments. As of December 31, 2001, we were in compliance with all of these covenants.

        We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under the Credit Facility or otherwise. In addition, we can give no assurances as to whether we will be able to obtain additional financing from other sources. Inability to obtain financing from alternative sources may have an adverse effect on our financial position, results of operations and cash flow.

Various state laws and regulations govern the use of our Total Loss service by insurance companies.

        Changes in those laws or regulations in a way that restricts the use of this service by insurance companies may have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        As a result of the 1998 acquisition of CCC International and the 1999 acquisition of D.W. Norris Limited, we had operations in the U.K. All foreign operations were measured in British Pounds. Due to the shut down of our operations in the U.K., we no longer believe our financial results will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of The Registrant

        The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2001.

Item 11.    Executive Compensation

        The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2001.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2001.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Index to Consolidated Financial Statements and Schedules

  1.
  Consolidated Financial Statements

Page(s)
Report of Independent Accountants	34
Consolidated Financial Statements:
Consolidated Statement of Operations	35
Consolidated Balance Sheet	36
Consolidated Statement of Cash Flows	37-38
Consolidated Statement of Stockholders' Equity (Deficit)	39
Notes to Consolidated Financial Statements	40-72
    2.
    Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	73

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

    3.
    Exhibits

The exhibits required by this item are set forth on the exhibit index attached hereto.	74-76
  (b)
  Reports on Form 8-K

        A report on Form 8-K, dated November 30, 2001, was filed on December 3, 2001 filing various exhibits related to the Company's rights offering and bank credit facility agreement.

        A report on Form 8-K, as amended, dated November 30, 2001, was filed on December 4, 2001 filing various exhibits related to the Company's rights offering and bank credit facility agreement.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
    of CCC Information Services Group Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 1, 2002, except as to paragraph 6
of Note 4, which is as of March 15, 2002

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues	$187,941	$184,641	$179,021
Expenses:
Production and customer support	32,498	41,449	40,286
Commissions, royalties and licenses	10,129	13,512	16,247
Selling, general and administrative	90,892	86,663	73,146
Depreciation and amortization	11,820	11,499	9,036
Product development and programming	30,429	27,895	22,036
Restructuring charges	10,499	6,017	2,242
Litigation settlements	4,250	2,375	—

Operating income (loss)	(2,576)	(4,769)	16,028
Interest expense	(5,680)	(3,135)	(1,358)
Other income (expense), net	(248)	5,101	412
Gain on exchange of investment securities, net	—	18,437	—
Loss on investment securities and notes	(28,267)	—	—
CCC Capital Trust minority interest expense	(1,371)	—	—
Equity in losses of ChoiceParts investment	(2,486)	(2,071)	—

Income (loss) from continuing operations before income taxes	(40,628)	13,563	15,082
Income tax (provision) benefit	18,329	(3,452)	(7,352)

Income (loss) from continuing operations before equity losses	(22,299)	10,111	7,730
Equity in net losses of affiliates	(2,354)	(15,650)	(6,645)

Income (loss) from continuing operations	(24,653)	(5,539)	1,085
Loss from discontinued operations, net of income taxes	(5,972)	(3,704)	(333)

Net income (loss)	(30,625)	(9,243)	752
Dividends and accretion on mandatorily redeemable preferred stock	—	—	(2)

Net income (loss) applicable to common stock	$(30,625)	$(9,243)	$750

Per Share Data:
Income (loss) per common share—basic from:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05
Loss from discontinued operations	(0.27)	(0.17)	(0.02)

Income (loss) per common share—basic	$(1.39)	$(0.42)	$0.03

Income (loss) per common share—diluted from:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05
Loss from discontinued operations	(0.27)	(0.17)	(0.02)

Income (loss) per common share—diluted	$(1.39)	$(0.42)	$0.03

Weighted average shares outstanding:
Basic	21,967	21,851	22,856
Diluted	21,967	21,851	23,162

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Amounts)

	December 31,
	2001	2000
ASSETS
Cash	$766	$912
Accounts receivable, net	11,346	16,867
Current portion deferred income taxes	5,322	—
Other current assets	6,461	5,212

Total current assets	23,895	22,991
Property and equipment, net	13,487	21,812
Goodwill, net	4,896	7,224
Deferred income taxes, net	18,587	8,004
Investments	302	23,764
Notes receivable	—	5,257
Other assets	1,027	788
Net assets of discontinued operations	—	4,848

Total assets	$62,194	$94,688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft	$1,205	$8,682
Accounts payable and accrued expenses	36,228	34,462
Income taxes payable	—	375
Current portion of long-term debt	421	314
Deferred revenues	6,297	4,044

Total current liabilities	44,151	47,877
Long-term debt	7,145	42,000
Deferred revenues	66	120
Other liabilities	3,737	2,573
Net liabilities of discontinued operations	536	—

Total liabilities	55,635	92,570

Commitments and contingencies (Notes 24 and 26)
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	13,370	—

Common stock ($0.10 par value, 40,000,000 shares authorized, 25,503,567 and 21,759,279 shares outstanding at December 31, 2001 and 2000, respectively)	2,967	2,593
Additional paid-in capital	124,188	103,279
Accumulated deficit	(85,587)	(54,962)
Accumulated other comprehensive loss	(10)	(423)
Treasury stock, at cost (4,286,665 common shares in treasury at December 31, 2001 and December 31, 2000)	(48,369)	(48,369)

Total stockholders' equity (deficit)	(6,811)	2,118

Total liabilities and stockholders' equity (deficit)	$62,194	$94,688

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income (loss)	$(30,625)	$(9,243)	$752
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	5,972	3,704	—
Equity in net losses of affiliates	2,354	15,650	6,645
Equity in net losses of ChoiceParts	2,486	2,071	—
Depreciation and amortization of property and equipment	10,574	9,698	7,967
Amortization of goodwill	1,247	2,173	2,415
Deferred income tax provision (benefit)	(17,331)	(1,254)	721
Loss on investment securities and notes receivable	28,267	—	—
Gain on exchange of investment securities, net	—	(18,437)	—
Gain on settlement of marketing agreement	—	(3,644)	—
Restructuring charges	10,499	6,017	—
CCC Capital Trust minority interest expense	1,371	—	—
Write-off of internally developed software	—	2,906	—
Other, net	326	(86)	947
Changes in:
Accounts receivable, net	5,521	1,824	2,158
Other current assets	(1,331)	1,619	(6,320)
Other assets	1,689	1,439	606
Accounts payable and accrued expenses	(4,656)	811	9,719
Current income taxes	3,533	1,101	2,336
Deferred revenues	2,198	895	(1,007)
Other liabilities	112	(22)	(764)

Net cash provided by operating activities:
Continuing operations	22,206	17,222	26,175
Discontinued operations	(3,485)	(4,783)	—

Net cash provided by operating activities	18,721	12,439	26,175

Investing Activities:
Capital expenditures	(2,889)	(17,508)	(10,357)
Purchase of investment securities	—	—	(1,484)
Purchase of subsidiaries, net of cash received	—	—	(5,584)
Investment in affiliates	(5,163)	(13,691)	—
Purchase of InsurQuote securities	—	(527)	—
Settlement of ChannelPoint note receivable	460	—	—
Proceeds from sales of investment securities	—	—	1,484
Proceeds from sale of discontinued businesses	657	—	—
Decrease in long-term notes receivable	18	—	—
Other, net	102	(75)	(768)

Net cash used for investing activities	(6,815)	(31,801)	(16,709)

	Year Ended December 31,
	2001	2000	1999
Financing Activities:
Book overdraft	(7,477)	7,052	—
Principal repayments on long-term debt	(88,875)	(35,811)	(41,142)
Proceeds from borrowings on long-term debt	53,375	53,000	54,000
Proceeds from Rights Offering	20,000	—	—
Payment of Trust Preferred, Credit Facility and Rights Offering costs	(4,342)	—	—
Proceeds from issuance of trust preferred securities and warrants	15,206	—	—
Redemption of preferred stock, including accrued dividends	—	—	(690)
Proceeds from exercise of stock options	109	2,498	1,602
Proceeds from employee stock purchase plan	530	632	762
Payments to acquire treasury stock	—	(8,235)	(24,146)
Principal repayments of capital lease obligations	(578)	—	—
Other, net	—	(51)	—

Net cash provided by (used for) financing activities	(12,052)	19,085	(9,614)

Net decrease in cash	(146)	(277)	(148)
Cash:
Beginning of year	912	1,189	1,526

End of year	$766	$912	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(In Thousands, Except Number of Shares)

	Outstanding Common Stock
						Treasury Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost	Total Stockholders' Equity (Deficit)
December 31, 1998	23,700,165	$2,510	$95,573	$(46,469)	$(26)	1,521,925	$(16,285)	$35,303
Preferred stock dividends accrued	—	—	—	(2)	—	—	—	(2)
Stock options exercised including income tax benefit	310,467	31	2,448	—	—	—	—	2,479
Employee stock purchase plan	77,384	8	754	—	—	—	—	762
Treasury stock purchases	(2,108,190)	—	—	—	—	2,108,190	(24,146)	(24,146)
Translation adjustment	—	—	—	—	(39)	—	—	(39)
Other	12,000	—	24	—	—	(12,000)	128	152
Net income	—	—	—	752	—	—	—	752

Comprehensive loss	—	—	—	(81)	(26)	—	—	(107)

December 31, 1999	21,991,826	$2,549	$98,799	$(45,719)	$(65)	3,618,115	$(40,303)	$15,261

Stock options exercised including income tax benefit	358,267	36	3,856	—	—	—	—	3,892
Employee stock purchase plan	77,736	8	624	—	—	—	—	632
Treasury stock purchases	(683,550)	—	—	—	—	683,550	(8,235)	(8,235)
Translation adjustment	—	—	—	—	(358)	—	—	(358)
Other	15,000	—	—	—	—	(15,000)	169	169
Net loss	—	—	—	(9,243)	—	—	—	(9,243)

Comprehensive loss	—	—	—	(9,243)	(358)	—	—	(9,601)

December 31, 2000	21,759,279	$2,593	$103,279	$(54,962)	$(423)	4,286,665	$(48,369)	$2,118

Rights Offering proceeds, net of offering costs	3,636,364	363	18,108	—	—	—	—	18,471
Issuance of warrants in connection with interim loan	—	—	206	—	—	—	—	206
Warrants issued in connection with Trust Preferred Securities	—	—	3,000	—	—	—	—	3,000
Issuance costs of Trust Preferred Securities	—	—	(1,039)	—	—	—	—	(1,039)
Stock options exercised including income tax benefit	14,600	1	114	—	—	—	—	115
Employee stock purchase plan	93,324	10	520	—	—	—	—	530
Translation adjustment	—	—	—	—	413	—	—	413
Net loss	—	—	—	(30,625)	—	—	—	(30,625)

Comprehensive loss	—	—	—	(30,625)	413	—	—	(30,212)

December 31, 2001	25,503,567	$2,967	$124,188	$(85,587)	$(10)	4,286,665	$(48,369)	$(6,811)

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESSES AND ORGANIZATION

        CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which, as a result of consolidating, divesting and winding down certain operations, now operates as one business segment, employing 862 full-time employees. The number of full-time employees reflects the elimination of certain positions in connection with the consolidation of our DriveLogic segment into our U.S. business segment, the discontinued operations of CCC Consumer Services and the shut down of CCC International. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our principal products and services are Total Loss valuation services and Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software.

        As of December 31, 2001, White River Ventures Inc. ("White River") held approximately 34% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC acts as the investment manager with respect to the investment of White River in the Company.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned. The results of companies acquired are included in the consolidated financial statements from the date of acquisition. See Note 6—Acquisitions.

Discontinued Operations

        The balance sheets as of December 31, 2001 and 2000, the consolidated statement of operations for the three years ended December 31, 2001 and the consolidated statement of cash flows for the two years ended December 31, 2001 have been restated to reflect the CCC Consumer Services segment as a discontinued operation in accordance with Accounting Principles Board Statement No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

Revenue Recognition

        Revenues are recognized after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. If collectibility is not considered probable, revenue recognition is deferred until the fee is collected. Revenues are reflected net of customer allowances, which are based on the application of a predetermined percentage. During the years ended December 31, 2001, 2000 and 1999, 60%, 62% and 62%, respectively, of consolidated revenues were derived from insurance companies.

Accounts Receivable, net

        Accounts receivable as presented in the accompanying consolidated balance sheet are net of reserves for customer allowances and doubtful accounts. The Company determines allowances for accounts receivable based on specific identification of customer accounts requiring allowances and the application of a predetermined percentage to the remaining accounts receivable balances. As of December 31, 2001 and 2000, $2.3 million, and $3.3 million, respectively, have been applied as a reduction of accounts receivable. As of December 31, 2000, the reserve balance includes a bad debt provision of $0.8 million recorded in connection with the decision to shut-down CCC International's D.W. Norris business in December 2000. In 2001, receivables were either collected or written off against this reserve. Of total accounts receivable, net of reserves, at December 31, 2001 and 2000, $10.4 million and $15.6 million, respectively, were due from insurance companies.

Change in Estimate

        Effective January 1, 2000, the Company modified its methodology for determining allowances for accounts receivable. The previous method applied primarily a predetermined percentage to the accounts receivable aging balances, while considering the specific identification of customer accounts requiring allowances. The modified method incorporates a higher degree of specific identification of customer accounts requiring allowances in conjunction with the general percentage application on remaining accounts receivable balances. As a result of the change, the Company reduced allowance reserves by approximately $1.2 million in the first quarter of 2000. This amount was reflected in revenue in the consolidated statement of operations for the year ended December 31, 2000. The adjustment was reflected in revenue as the original provisions for allowances were recorded against revenue. Management believes that the methodology provides for an accurate valuation of the Company's accounts receivable balances.

Software Development Costs

        The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. For the years 2001, 2000 and 1999, research and development costs of approximately $13.0 million, $11.1 million and $3.9 million, respectively, are reflected in the accompanying consolidated statements of operations.

Property and Equipment

        Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives. The Company uses a 2-3 year life for computer equipment; 2-3 year life for purchased software, licenses and databases; 5 year life for furniture and other equipment; the life of the lease, ranging from 3 to 15 years for leasehold improvements; the life of the lease for capital leases and 20 year life for buildings.

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

        The unamortized goodwill balance as of December 31, 2001 was $4.9 million. This goodwill originated from a 1988 acquisition that included the Total Loss service. The Company currently generates approximately 26% of its total revenue from Total Loss and related services. In the future, net cash flows from the Total Loss service will be utilized in determining if the goodwill is impaired. At January 1, 2002, no such impairment existed.

        See Note 8—Restructuring Charges for discussion of the write-off of goodwill in 2000 and 2001 related to the shut down of CCC International.

Debt Issue Costs

        Debt issue costs are capitalized and amortized over the life of CCC's underlying debt. As of December 31, 2001 and 2000, deferred debt issue costs, net of accumulated amortization, of $0.9 million and $0.4 million, respectively, were included in other assets in the Company's consolidated balance sheet.

Foreign Currency

        The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. During the fourth quarter of 2001, the Company recorded a foreign currency loss of $0.4 million in connection with the shut down of CCC International. Translation adjustments of $0.4 million and $(0.4) million for 2001 and 2000, respectively, are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit) in the consolidated balance sheet.

Income Taxes

        Deferred income taxes are provided for timing differences in recognizing certain income and expense items for financial reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue items, the timing of the deductibility of certain reserves and accruals for income tax purposes. The Company establishes a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of these investments and notes receivable may not be recoverable. Factors the Company considers important which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and a going concern risk. During the year ended December 31, 2001, the Company determined that certain investments and notes receivable had incurred a decline in value that was considered other than temporary. The Company determined that the carrying value of our investments in and related notes receivable from ChannelPoint and Info4cars may not be recoverable based upon the existence of one or more of the above impairment factors. The Company recorded a charge of $22.7 million and $0.3 million for ChannelPoint and Info4cars, respectively, which represented the remaining carrying value of these investments. In addition, the Company provided allowances of $4.9 million and $0.8 million for the notes receivables and accrued interest from ChannelPoint and Info4cars, respectively. See Note 3—Investment in InsurQuote/ChannelPoint and Note 7—Dispositions.

Stock Based Compensation

        The Company follows SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123. The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 in March 2000 ("FIN 44"). The Company's adoption of FIN 44 did not have a material effect on the Company's consolidated results of operations or financial position.

Per Share Information

        The Company follows SFAS No. 128, "Earnings Per Share" ("SFAS 128") in computing per share information. SFAS 128 requires the presentation of basic and diluted earnings per share. Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 23—Earnings Per Share.

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

New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 is effective for business combinations initiated after June 30, 2001. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, specific criteria is provided for the initial recognition and measurement of intangible assets apart from goodwill and unamortized negative goodwill is to be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS 141 did not have a significant effect on the Company's results of operations or its financial position.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 will be effective for the Company January 1, 2002. Under SFAS 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The Company adopted SFAS 142 on January 1, 2002 and ceased the amortization of goodwill against earnings. The Company expects the impact of the adoption of SFAS 142 to reduce amortization expense by $0.8 million in 2002.

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

NOTE 3—INVESTMENT IN INSURQUOTE/CHANNELPOINT

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

        In February 1998, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. This agreement was subsequently amended in March 1999. In March 2000, the Company and InsurQuote agreed to terminate the sales and marketing agreement. As part of the termination agreement, the Company received $5.0 million, of which $4.5 million was paid in the form of an unsecured, subordinated promissory note maturing in September 2002 and bearing interest at 7.5%, and was paid $0.5 million in cash. As a result of the termination agreement, the Company recorded a gain on the settlement of this agreement of approximately $4.1 million, which was included in other income in the consolidated statement of operations for the year ended December 31, 2000.

        In June 2001, the Company evaluated the collectibility of the $4.5 million note receivable from ChannelPoint, which had since acquired InsurQuote. Based on the evaluation, the Company provided an allowance of $4.9 million for the note receivable and accrued interest through June 30, 2001. A deferred tax benefit of $1.8 million was recorded as a result of this allowance. This determination was based on ChannelPoint's financial performance, cash balances and a going concern risk. Subsequently, the Company received $460,000 from ChannelPoint in full settlement of the loan obligations outstanding.

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

        As a result of the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain was reflected in the consolidated statement of operations for the year ended December 31, 2000. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated statement of operations for the year ended December 31, 2000. The Company accounts for its investment in ChannelPoint as a cost based investment. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it primarily represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the carrying value of $22.7 million. The Company reviewed its carrying value of the ChannelPoint investment at December 31, 2000 and at March 31, 2001 and determined that there had been no change in the estimated fair value of its investment in ChannelPoint since the end of the second quarter of 2000.

        At the end of the second quarter of 2001, the Company again reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in fair market value of these securities. This determination was based on market conditions, valuations for similar companies, financial performance and a going concern risk. As a result, the Company recorded a charge of $22.7 million, representing the remaining carrying value of its investment in ChannelPoint, which is reflected in the consolidated statement of operations for the year ended December 31, 2001.

NOTE 4—ENTERSTAND JOINT VENTURE

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

        The Company applied the equity method of accounting for its investment in Enterstand. Since the inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. For the period April 1, 2000 through September 30, 2000, the Company recorded 85.0% of Enterstand's losses based on the Company's proportionate share of the total funding to Enterstand, which occurred on March 31, 2000. During the fourth quarter of 2000 and through May 2001, the Company funded 100% of the operating losses of Enterstand. As a result of this funding, the Company recorded 100% of the losses incurred during this period. In May 2001, the Company ceased funding the operating losses of Enterstand in connection with the decision to shut down CCC International.

        In addition, at December 31, 2000, the Company recorded a charge of $3.7 million as a result of review of the Company's net investments in and receivables from Enterstand. This write-off was based on Enterstand's recent level of losses and future projections for cash flow and profits of this business. The Company's equity in net losses of Enterstand totaled $4.3 million, $15.7 million and $2.4 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has not recorded any income tax benefit on the equity in Enterstand's losses recorded since inception.

        During 1998, CCC and Enterstand entered into an agreement whereby CCC developed, for the benefit of Enterstand, certain claims processing software tools and databases. During 2001, 2000 and 1999, CCC charged Enterstand $0.7 million, $4.4 million and $8.8 million, respectively, for development work performed. In addition, CCC International and Enterstand entered into an agreement whereby CCC International provided Enterstand with certain administrative and operating services and office space. For the years ended December 31, 2001, 2000 and 1999, CCC International charged Enterstand $2.4 million, $8.9 million and $4.1 million, respectively, for these services. These reimbursements from Enterstand are shown as reductions of the Company's operating expenses in the consolidated statement of operations.

        The operations of Enterstand were discontinued in 2001. In March 2002, CCC International and Hearst Communications terminated their joint venture agreement, CCC International purchased Hearst Communications' interest in the venture for a nominal sum, and CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for $12 per share. The Company recorded a charge of $0.5 million for these warrants in December 2001, which is reflected in the statement of operations for the year ended December 31, 2001.

        Summary unaudited Enterstand financial information for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999
	(In Thousands)
Revenues	$—	$—	$—
Income (loss) from operations	$4,776	$(15,904)	$(12,891)
Net income (loss)	$3,731	$(16,457)	$(12,453)
Current assets	$22	$553	$516
Total assets	$22	$1,457	$2,267
Current liabilities	$31	$5,394	$5,674
Stockholders' equity (deficit)	$(11,559)	$(3,937)	$(3,407)

NOTE 5—INVESTMENT IN CHOICEPARTS, LLC

        On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In addition to an initial capital contribution of $1.4 million, the Company initially committed to fund an additional $5.5 million to ChoiceParts based on its pro-rata ownership percentage through April 2001; however, the Company reached an agreement with ADP and the Reynolds and Reynolds Company to extend the deadline to April 2002. In December 2000, the Company funded $1.4 million in connection with this additional funding commitment. In March 2001, the Company funded $2.1 million to ChoiceParts, leaving approximately $2.0 million of the commitment still outstanding as of December 31, 2001. This later amount is expected to be funded during 2002. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $2.5 million and $2.1 for the year ended December 31, 2001 and from the inception date May 4, 2000 through December 31, 2000, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

        Summary financial information for ChoiceParts for the year ended December 31,2001 and from inception date of May 4, 2000 through December 31, 2000 was as follows:

	2001	2000
Revenues	$14,953	$9,817
Gross profit	$6,205	$3,803
Operating loss	$(9,088)	$(7,583)
Net loss	$(8,896)	$(7,445)
Net loss applicable to non-preferred members' interest	$(9,037)	$(7,530)
Current assets	$2,681	$5,503
Total assets	$4,913	$6,856
Current liabilities	$3,232	$3,878
Mandatorily redeemable preferred member's interest	$1,300	$1,160
Members' equity	$1,381	$1,818

NOTE 6—ACQUISITIONS

        On August 13, 1999, the Company's CCC International segment acquired 100% of the outstanding stock of D.W. Norris Limited ("D.W. Norris") for $5.2 million in cash. D.W. Norris provided vehicle accident damage assessment, accident investigation, theft investigation and other third-party insurance services throughout the United Kingdom. The purchase agreement provided for the payment of a contingent purchase price, not to exceed approximately $3 million, in the event that D.W. Norris met certain performance measures through December 2002. As part of a settlement agreement with the former owner of D.W Norris and the Company's decision to shut down the business, no further commitments exist related to the contingent purchase price associated with the D.W. Norris acquisition. See Note 8—Restructuring Charges.

        On October 13, 1999, the Company's Consumer Services segment acquired certain assets of Fleming and Hall Administrators ("Fleming and Hall") for a purchase price of $0.3 million in cash. Fleming and Hall provided third party claims administration to automobile insurance companies in the southeastern United States. The purchase agreement provided for the payment of a contingent purchase price, not to exceed approximately $1.4 million, in the event that Fleming and Hall met certain performance measures through December 2004. No amounts had been earned or accrued for this contingent purchase price. As part of the Company's decision to exit the Consumer Services segment, these assets were sold back to the original owners for $0.6 million and no further commitments exist related to the contingent purchase price associated with the acquisition. See Note 9—Discontinued Operations.

        The above acquisitions were all accounted for as purchases. Results of operations were included in the consolidated financial statements as discontinued operations from their respective acquisitions dates. The purchase price for each acquisition was allocated based on estimated fair values at the date of acquisition. Substantially all the purchase prices were allocated to goodwill, which was being amortized on a straight-line basis over its estimated useful life. See Note 14—Goodwill. There were no acquisitions for the year ended December 31, 2001. See Note 9—Discontinued Operations.

NOTE 7—DISPOSITIONS

        On December 23, 1999, the Company sold certain net assets related to its dealer services products to Info4cars.com Inc. ("Info4cars") in exchange for a note receivable of $0.6 million and common stock representing a 9.0% interest in Info4cars. Info4cars provides vehicle history reports and other products, such as custom auto buying programs, warranties, and competitive finance/lease programs. In connection with this disposition, the Company recorded a loss of $0.2 million, which was a component of other income, net in the consolidated statement of operations. The note receivable matures on November 1, 2002. The annual interest rate is the lesser of the prime rate as published by the Chase Manhattan Bank plus 2%, or 9%. Interest is payable quarterly commencing February 1, 2000, and quarterly thereafter. Commencing on December 1, 2000 and continuing every month thereafter, principal and interest is payable in equal installments of approximately $29,500. In addition, in December 1999, the Company invested approximately $0.3 million for an additional 7.5% interest in Info4cars.

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

        Based on a review of Info4cars' financial statements and representations from Info4cars' management, the Company determined that it was more likely than not that Info4cars would not have the ability to satisfy their obligations to the Company. In the fourth quarter of 2001, the Company recorded a loss of approximately $1.1 million in connection with the write-off of our investment in Info4cars, including a $0.8 million bad debt provision related to the notes receivable plus accrued interest.

        See discussion in Note 8—Restructuring Charges concerning the Company's decision to shut down the D.W. Norris business in late December 2000 and International in June 2001 and Note 9—Discontinued Operations concerning the Company's decision to discontinue the operations of its CCC Consumer Services segment.

NOTE 8—RESTRUCTURING CHARGES

        In the fourth quarter of 1999, the Company recorded a reduction-in-force charge of approximately $2.2 million of which, $1.9 million was paid in 1999 and the remaining $0.3 million was paid in 2000. The charge consisted primarily of severance costs and included approximately $0.1 million for health care and outplacement costs related to the termination of approximately 100 employees. The actual expenditures related to the reduction-in-force approximated the amount originally estimated. This reduction-in-force was part of a company wide effort to improve the Company's profitability and to fund new initiatives.

        In December 2000, the Company decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a related charge of $6.0 million. This charge included a write-off of the remaining goodwill of $4.3 million, contractual commitments, including the office lease, of $0.8 million, severance and related costs to terminate approximately 86 employees of $0.5 million and a write-down of the fixed assets to net realizable value of $0.4 million. At December 31, 2001, all payments were made for the severance and contractual commitments during 2001. In addition, the Company recorded a charge of $3.4 million related to the shut down of CCC International's operations. This charge included a write-off of the remaining goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. In connection with this shut down, CCC repurchased the shares of CCC International's president and minority shareholder for a nominal sum and sold back the claims consulting business of CCC International to the president. As of December 31, 2001, $0.3 million of the payments remain unpaid for the severance and contractual commitments.

        In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. Through December 31, 2001, $2.0 million in severance and outplacement payments had been made. In December 2001, the Company decreased the original restructuring charge by $0.3 million based on a review of severance and outplacement costs payments made.

        During the fourth quarter of 2001, the Company recorded a charge of $4.3 million to write-off excess office space in Chicago. This charge was recorded after a complete review of the Company's short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million.

NOTE 9—DISCONTINUED OPERATIONS

        On April 19, 2001, the Company announced its decision to discontinue the operations of its CCC Consumer Services segment. The Company's plan included the sale of certain assets and the closure of the remaining Consumer Services segment business. Proceeds from the sale of the related assets were $0.7 million. As a result of this decision, during the first quarter of 2001, the Company recorded a loss from discontinued operations of $7.0 million, net of an income tax benefit of $2.6 million. This original loss was comprised of operating losses of $1.0 million, net of tax, prior to the measurement date, and estimated loss on disposal, net of tax, of $6.0 million. Included in the loss on disposal are severance costs related to the termination of 365 employees, loss on the disposal of the assets of this business and operating losses after the measurement date through the completion of the wind-down of operations in December 2001. In December 2001, the Company reviewed its remaining obligations related to the disposal of this segment, and as result, recorded a favorable adjustment of $1.0 million from the original estimate. This adjustment consisted of a reduction to the loss on disposal of $0.6 million and an increase to the tax benefit associated with the full loss on discontinued operations of $0.4 million.

As of December 31, 2001, accrued charges of $0.7 million for severance costs and other contractual commitments were included in the consolidated balance sheet.

        In June 2001, the Company completed the sale of the assets of its subsidiary, CCC Consumer Services Southeast, Inc., ("CCC SE") to Fleming and Hall Administrators. Net proceeds from the sale were approximately $0.6 million. The Company purchased this claims administration business from Fleming and Hall Administrators in 1999. In addition, the Company also completed the sale of Professional Claims Services, Inc. ("PCSI") and received cash proceeds of approximately $0.1 million. PCSI was sold to a company affiliated with certain of the individuals from whom PCSI was purchased in 1998. Proceeds from both sales were used to repay amounts outstanding on the Company's bank credit facility. The losses on disposal of CCC SE and PCSI, which approximated the original estimates recorded during the first quarter of 2001, were $0.8 million and $2.6 million, respectively.

        In September 2001, the Company completed the sale of its policy services and loss reporting operation, based in Sioux Falls, South Dakota and its remaining claims administration operation, based in Battle Creek, Michigan. Proceeds from each sale were minimal. The losses on disposal of these operations approximated the original estimates recorded during the first quarter of 2001.

        Revenues and income (loss) from discontinued operations were as follows:

	2001	2000	1999
Revenues	$4,587	$25,139	$28,776
Income (loss) before income taxes	$(1,920)	$(5,590)	$(324)
Income tax benefit	$931	$1,886	$(9)
Income (loss) from operations	$(989)	$(3,704)	$(333)
Loss on disposal	$(7,105)	$—	$—
Income tax benefit	$2,122	$—	$—
Net loss on disposal	$(4,983)	$—	$—
Income (loss) from discontinued operations, net of tax	$(5,972)	$(3,704)	$(333)

        The net liabilities of discontinued operations as of December 31, 2001 and the net assets of discontinued operations as of December 31, 2000 consisted of the following:

	2001	2000
Cash	$—	$723
Accounts receivable	$114	$4,515
Goodwill, net	$—	$2,372
Accounts payable and accruals	$(650)	$(836)
Deferred revenues	$—	$(865)
Other liabilities	$—	$(767)
Other	$—	$(294)
Net assets (liabilities) of discontinued operations	$(536)	$4,848

NOTE 10—LITIGATION SETTLEMENTS

        CCC was a defendant in an arbitration proceeding before the AMERICAN ARBITRATION ASSOCIATION CAPTIONED AUTOBODY SOFTWARE SOLUTIONS, INC. v. CCC INFORMATION SERVICES INC. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC paid the plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice. In connection with this settlement, the Company has recorded and included a charge of $1.4 million in the consolidated statement of operations for the year ended December 31, 2000.

        In December 2000, the Company completed a settlement of a lawsuit against the American Salvage Pool Association. The settlement called for (i) an immediate cash payment by CCC of $0.9 million which was made on December 28, 2000; (ii) a cash payment of $0.3 million to be made on or before March 31, 2001; (iii) a cash payment of $0.3 million to be made on or before June 30, 2001; (iv) the shortening of the covenant not to compete by 6 months, to June 30, 2002; and (v) a general release of all claims. The Company made the required payments of $0.3 million on March 20, 2001 and June 25, 2001.

        In December 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our total loss valuation service. CCC anticipates that the settlement would eliminate the viability of class claims in 14 of the 21 class action suits pending against the Company related to the total loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit.    The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. See discussion in Note 26—Legal Proceedings.

NOTE 11—INCOME TAXES

        Income taxes applicable to income (loss) before equity losses and minority interest consisted of the following:

	2001	2000	1999
	(In Thousands)
Current (provision) benefit:
Federal	$12,005	$(4,270)	$(5,680)
State	1,418	(434)	(909)
Foreign	(8)	(4)	—

Total current (provision) benefit	13,415	(4,708)	(6,589)

Deferred (provision) benefit:
Federal	4,558	1,132	(442)
State	356	186	(321)
Foreign	—	(62)	—

Total deferred (provision) benefit	4,914	1,256	(763)

Total income tax (provision) benefit	$18,329	$(3,452)	$(7,352)

        The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:

	2001		2000		1999
	(In Thousands, Except Percentage)
Federal income tax provision at statutory rate	$14,219	35.0%	$(4,747)	(35.0)%	$(5,279)	(35.0)%
State and local taxes, net of federal income tax effect and before valuation allowances	1,152	2.8	(161)	(1.2)	(799)	(5.3)
Foreign taxes	—	—	(448)	(3.3)	(41)	(0.3)
Goodwill amortization	(334)	(0.6)	(971)	(7.2)	(696)	(4.6)
Change in valuation allowance	(8,663)	(21.3)	(2,826)	(20.8)	150	0.9
Nondeductible expenses	(140)	(0.4)	(255)	(1.9)	(293)	(1.9)
InsurQuote	—	—	5,800	42.8	15	0.1
Write-off of foreign investments	12,101	29.7	—	—	—	—
Other, net	(6)	(0.1)	156	1.2	(409)	(2.6)

Income tax benefit (provision)	$18,329	45.1%	$(3,452)	(25.4)%	$(7,352)	(48.7)%

        See Note 3—Investment in InsurQuote/ChannelPoint for discussion of income taxes as it relates to our investment in InsurQuote.

        During 2001, the Company received net refunds of $4.5 million, of which $2.5 million related to the carryback to 1998 of losses incurred in 2000 and $2.0 million related to refunded tax payments previously made in 2000. During 2000 and 1999, the Company made income tax payments, net of refunds, of $1.6 million and $4.3 million, respectively. In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. During 2000 and 1999, these tax benefits totaled $1.4 million and $0.9 million, respectively.

        The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows:

	December 31,
	2001	2000
	(In Thousands)
Deferred income tax assets:
Deferred revenue	$1,998	$1,396
Depreciation and amortization	1,948	1,842
Bad debt expense	856	833
Rent	846	939
Litigation settlement	1,995	606
Accrued compensation	467	729
Intangible amortization	1,055	1,097
Net operating loss	11,252	—
Lease termination	1,692	—
Capital loss carryforward	7,280	—
Foreign net operating losses	4,209	2,826
Other, net	1,800	1,268

Subtotal	35,398	11,536
Valuation allowance	(11,489)	(2,826)

Total deferred income tax asset	23,909	8,710
Deferred income tax liabilities	—	(706)

Net deferred income tax asset	$23,909	$8,004

        During 2001 the Company recorded a net loss of $27.1 on the write-off of the ChannelPoint investment and note receivable, including accrued interest. For tax purposes, $20.8 million of this loss will be considered a capital loss which can only be offset with net capital gains. The Company believes that it is more likely than not that the capital loss will not be realized; therefore, a valuation allowance has been established for this item. For tax purposes, the Company has incurred a domestic net operating loss of $32.2 million during 2001. The realization of these net operating loss deferred tax assets is more likely than not, therefore, the Company has not established a valuation allowance related to these assets. The Company also has foreign net operating losses related to its former CCC International operations. The Company has established a valuation allowance for the full amount of these foreign net operating losses because realization of these assets is not more likely than not.

NOTE 12—OTHER CURRENT ASSETS

        Other current assets consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Prepaid data royalties	$1,854	$1,892
Prepaid equipment maintenance	783	926
Prepaid insurance	536	282
Insurance reimbursement for litigation settlement	2,000	—
Computer inventory	164	603
Other	1,124	1,509

Total	$6,461	$5,212

        In connection with reductions in the former credit facility, the Company wrote off $0.2 million of unamortized deferred financing costs. In addition, with the closing of the new credit facility in November 2001, the Company wrote off unamortized deferred financing costs of $1.2 million related to the former credit facility.

        In December 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement.

NOTE 13—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Computer equipment	$9,163	$24,792
Purchased software, licenses and databases	16,364	15,199
Furniture and other equipment	5,027	7,209
Leasehold improvements	6,513	4,957
Building and land	1,796	1,796

Total, gross	38,863	53,953
Less accumulated depreciation	(25,376)	(32,141)

Total, net	$13,487	$21,812

        As a result of a review of the Company's computer equipment and software in 2001 and 2000, the Company wrote off out-of-service fully depreciated assets totaling $8.6 million and $15.8 million, respectively.

        As of December 31, 2001 and 2000, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $0.2 million and $1.0 million, respectively, is included in computer equipment. Future minimum rentals under noncancelable customer leases aggregate approximately $0.4 million and $0.1 million in 2002 and 2003, respectively.

        During the fourth quarter of 2001, the Company recorded a charge of $4.3 million to write off excess office space in Chicago. Included in this charge was $2.1 million of leasehold improvements.

        During 2001, the Company entered into two separate agreements to lease software licenses. These leases, which are for 36 months expiring in early 2004, are classified as capital leases. The Company made payments of $0.4 million, which included interest of $0.1 million. Future minimum lease payments under these capital lease obligations aggregate approximately $0.6 million, $0.6 million and $0.2 million in 2002, 2003 and 2004, respectively.

NOTE 14—GOODWILL

        Goodwill consisted of the following:

		December 31,
	Life	2001	2000
		(In Thousands)
CCC acquisition (1988)	20 years	$16,458	$16,458
UCOP acquisition (1994)	7 years	—	3,665
CCC International acquisition (1998)	7 years	—	1,910
Other (1999)	3 years	—	518

Total, gross		16,458	22,551
Less accumulated amortization		(11,562)	(15,327)

Total, net		$4,896	$7,224

        See discussion in Note 8—Restructuring Charges concerning the Company's decision to shut down the D.W. Norris business in late 2000, the shut down of CCC International in June 2001 and the write-off of D.W. Norris's and CCC International's goodwill and Note 9—Discontinued Operations concerning the Company's decision to discontinue the operations of its CCC Consumer Services segment.

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Accounts payable	$13,081	$16,040
Compensation	9,978	9,830
Professional fees	2,260	1,884
Litigation settlements	6,850	1,623
Sales tax	1,434	1,589
Health insurance	1,230	887
Commissions	673	874
Other, net	722	1,735

Total	$36,228	$34,462

NOTE 16—CCC CAPITAL TRUST

        On February 23, 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which are presented on the consolidated balance sheet as "Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures", ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $10.00 per share to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale have been used for general corporate purposes.

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

        The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company issued payment-in-kind notes for quarterly interest payments due on March 31, June 30, September 30, 2001 and December 31, 2001.

        On November 30, 2001, the Indenture relating to the Trust Preferred Securities was amended to permit the Company to conduct a rights offering and enter into a new bank credit facility. In addition, the 1,200,000 warrants issued to Capricorn Investors III, L.P. were amended to change the exercise price to $6.875, revised from the original exercise price of $10.00, in consideration for certain waivers and amendments that allowed the Company to conduct a rights offering and execute a new credit facility agreement. Using the Black-Scholes pricing model, the fair value of this amended pricing was estimated to be $0.7 million. See discussion in Note 17—Rights Offering and Note 18—Long Term Debt.

NOTE 17—RIGHTS OFFERING

        On June 29, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-3 Registration Statement to register $100 million of securities. The SEC declared this shelf registration statement effective on July 27, 2001. On November 7, 2001, the Company announced the approval by the Board of Directors of a $20 million rights offering ("Rights Offering") to be effectuated pursuant to the shelf registration statement previously filed with the SEC on June 29, 2001.

        Upon completion of the Rights Offering on December 31, 2001, the total number of outstanding shares of common stock increased by approximately 3.6 million shares, or approximately 15.8%. The

Company utilized net proceeds of $18.1 million from the Rights Offering to reduce its outstanding debt.

        Three of the Company's largest institutional stockholders and warrant holders, White River Ventures, Inc. and Capricorn Investors II and III L.P., agreed to purchase their pro-rata share of the Rights Offering, as well as all of the shares not subscribed for by the Company's other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, the Company issued these stockholders 293,000 warrants to purchase shares of its common stock at a price of $5.50 per share.

NOTE 18—LONG-TERM DEBT

        Under the amended and restated credit facility agreement dated October 28, 1998 with LaSalle National Bank, as agent, CCC increased its ability to borrow under the revolving line of credit from $20 million to $50 million and provided that the credit facility would be increased from $50 million to $100 million when the bank syndicate participating in the credit facility was completed, which occurred on February 10, 1999. The interest rate under this amended bank credit facility was the London Interbank Offered Rate ("LIBOR") plus 1.0% or the prime rate in effect from time to time, as selected by CCC. CCC paid a commitment fee of 0.25% on any unused portion of the revolving credit facility.

        At December 31, 2000, CCC was not in compliance with certain of the covenants included in the credit facility. On February 15, 2001, CCC received a waiver from its bank group with respect to those covenants. The credit facility agreement was also amended on February 15, 2001 to reduce the available credit line from $100 million to $60 million effective December 31, 2000, and to place a general security lien on our assets on behalf of the bank group.

        On April 17, 2001 and August 14, 2001, CCC and the bank group further amended the existing credit facility agreement. Each amendment provided CCC with waivers of certain amendments to the financial covenants and obligations. The terms of the amended agreements reduced the credit facility from $60 million to $50.5 million, the maturity date was changed to September 30, 2002, interest rates were increased to reflect current market and credit conditions, the credit facility availability stipulated reductions of $3.0 million per quarter beginning on September 30, 2001, and other mandatory prepayments or reductions of the credit facility were to apply in the event of certain transactions or events. On November 6, 2001, the bank group extended the maturity of the existing credit facility to October 1, 2002.

        On November 30, 2001, in conjunction with the Rights Offering, CCC entered into a new $30 million credit facility agreement (the "New Credit Facility") with two lenders from the existing credit facility. The New Credit Facility replaces CCC's former credit facility. As compared to the former credit facility, the New Credit Facility provides CCC with improved terms and additional flexibility. The New Credit Facility contains negative covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures. In addition, the New Credit Facility has certain covenants that require CCC to maintain specified levels of quarterly operating cash flow, debt coverage, fixed charge coverage and net worth. CCC is also required to provide the bank group with monthly, quarterly and annual financial reporting. The New Credit Facility matures on November 30, 2004. The New Credit Facility is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. All advances under the New Credit Facility bear interest, at CCC's election, at LIBOR plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the New Credit Facility.

        The closing of the Credit Facility prior to the Rights Offering required the utilization of an interim loan provided by White River Ventures and Capricorn Investors II and III L.P. as part of their agreement to purchase all those shares not subscribed for by the Company's other stockholders or warrant holders. In consideration for this, the Company issued White River Ventures and Capricorn Investors II and III L.P. 99,612 warrants to purchase shares of its common stock at a price of $5.50 per share. This interim loan was repaid upon the closing of the Rights Offering on December 31, 2001.

        During the years ended December 31, 2001, 2000 and 1999, the weighted average interest rates were 7.8%, 7.6% and 6.8%, respectively. CCC made cash interest payments of $3.5 million, $2.6 million and $1.1 million, during the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, CCC had net repayments under the line of credit of $35.5 million, resulting from draws under the credit facility of $53.4 million and repayments of $88.9 million. During 2000, CCC had net borrowings under the line of credit of $18.0 million, resulting from draws under the credit facility of $53.0 million and repayments of $35.0 million.

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

        In addition, management believes that cash flows from operations, its available credit line facility, the funding it received from the Trust Preferred Securities and the Rights Offering will be sufficient to meet our liquidity needs for the year ending December 31, 2002. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

        In connection with the acquisition of D.W. Norris in August of 1999, the Company assumed $0.5 million of debt outstanding under a credit facility agreement with Barclays Bank PLC bearing interest at LIBOR plus 3%. This credit facility was paid in full in December 2000 and no further borrowings are permitted under this facility. D.W. Norris made cash interest payments of $0.2 million during the year ended December 31, 2000.

        Long-term debt consisted of the following:

	December 31,
	2001	2000
	(In Thousands)
Credit Facility	$6,500	$42,000
Capital lease obligations	1,066	314

Total debt	7,566	42,314
Due within one year (capital lease obligations)	421	314

Due after one year	$7,145	$42,000

NOTE 19—MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 20—TREASURY STOCK

        During 1999 and 1998, the Board of Directors authorized the Company to repurchase 4.1 million common shares at a price not to exceed $15 per share. On June 12, 2000, the Board of Directors authorized the Company to purchase an additional 2.0 million common shares. At December 31, 2001, the Company has authorization to purchase 1.9 million of its common shares. The Company repurchased in 2000 and 1999 approximately 0.7 million shares and 2.1 million shares, respectively, with cash outlays of $8.2 million and $24.1 million, respectively. As part of the legal settlement between

CCC and Autobody Software Solutions, Inc ("Autobody") (See Note 10—Litigation Settlements), the Company issued 15,000 common shares at a cost of $0.2 million to Autobody. In 1999, the Company recorded a compensation charge of $1.2 million as a result of a stock repurchase of 500,000 common shares from a charitable trust funded by the Company's former chairman, David M. Phillips. In addition, in June 1999, the Company issued 12,000 common shares valued at $12.75 per share on the date of issuance as additional compensation to a member of the Company's Board of Directors. In January 2002, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million for the purchase of 192,000 treasury shares at a price of $6.25 per share. This promissory note accrues interest, payable on an annual basis beginning March 1, 2003, at 6.75% and matures in January 2007.

NOTE 21—EMPLOYEE BENEFIT PLANS

Defined Contribution Savings and Investment Plan

        The Company sponsors a tax-qualified defined contribution savings and investment plan ("Savings Plan"). Participation in the Savings Plan is voluntary, with substantially all employees eligible to participate. Expenses related to the Savings Plan consist primarily of Company contributions that are based on percentages of certain employees' contributions. Defined contribution expense for the years ended December 31, 2001, 2000 and 1999 was $1.2 million, $1.1 million and $1.2 million, respectively.

Employee Stock Purchase Plan

        In March of 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the employee stock purchase plan, 500,000 shares have been authorized for issuance and 306,362 are available for issuance at December 31, 2001. During 2001, 2000 and 1999, the Company issued 93,324, 77,736 and 77,384 shares pursuant to the employee stock purchase plan at prices ranging from $4.64 to $7.23, $5.63 to $14.13 and $8.18 to $11.05, respectively. See Note 22—Stock Option Plan for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS 123.

NOTE 22—STOCK OPTION PLAN

        In May 1988, the Company's Board of Directors adopted a nonqualified stock option plan ("1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation Committee of the Board of Directors ("Committee"). The 1988 Plan's options are generally exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the Committee. In general, however, option grants vest over 4 years. Under the 1988 Plan, 2,956,040 total options were available to be granted. At December 31, 2001, no additional options can be granted and 154,680 options were outstanding under the 1988 Plan.

        During 1997, the Company's Board of Directors adopted a new stock option plan ("1997 Plan") that provided for the granting of 675,800 options to purchase the Company's common stock. As under the 1988 Plan, options are generally exercisable within five years from the date of grant. In 1998, the 1997 Plan was amended to increase the number of shares available to be granted to 1,500,000 shares. In addition, the term of the option was extended from 5 years to 10 years on new stock option grants. The 1997 Plan was amended in 1999 to increase the number of shares available to be granted up to 2,500,000.

        On June 28, 2000, the Company's shareholders approved a new stock incentive plan ("2000 Plan") as an amendment and restatement of the 1997 Plan. The terms of the 2000 Plan were applied to all outstanding options under the 1997 Plan. No additional awards will be granted under the 1997 Plan. The 2000 Plan provides that the aggregate number of shares of the Company's common stock that may be issued under the 2000 Plan, including shares authorized but not issued or reserved under the 1997 Plan, shall not exceed 3,900,000. In the event of a lapse, expiration, termination, forfeiture or cancellation of any option granted under the 2000 Plan or the 1997 Plan without the issuance of shares or payment of cash, the common stock subject to or reserved for such incentive may be used again. At December 31, 2001, additional options of 938,474 are available to be granted under the 2000 Plan.

        Option activity during 2001, 2000 and 1999 is summarized below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding:
Beginning of year	3,190,013	$10.57	2,210,136	$6.48	1,975,050	$9.64
Granted	998,524	$7.32	1,911,671	$10.45	871,775	$11.80
Exercised	(14,600)	$7.50	(358,267)	$6.95	(310,467)	$4.15
Surrendered or terminated	(1,168,485)	$11.38	(573,527)	$12.83	(326,222)	$13.54

End of year	3,005,452	$9.31	3,190,013	$10.57	2,210,136	$6.48

Options exercisable at year-end	1,211,629	$9.61	788,665	$10.29	858,274	$8.25

Weighted average fair value of options granted during the year		$3.22		$4.72		$11.80

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.38 to $1.38	154,680	3.23	$1.38	154,680	$1.38
$5.51 to $6.75	333,540	9.76	$6.11	25,000	$5.51
$6.88 to $6.88	92,333	8.82	$6.88	23,375	$6.88
$7.11 to $8.69	1,010,442	8.34	$8.18	328,817	$8.32
$8.75 to $12.75	1,143,707	7.70	$10.95	553,756	$11.31
$13.73 to $18.50	270,750	6.04	$15.88	126,001	$17.90
$1.38 to $18.50	3,005,452	7.75	$9.31	1,211,629	$9.61

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 43%, 41% and 36% for 2001, 2000 and 1999, respectively; and a risk-free interest rate of 4.6%, 5.9% and 5.5% for 2001, 2000 and 1999, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2001, 2000 and 1999. No dividend yield was assumed for all years.

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

	2001	2000	1999
	(In Thousands, Except Per Share Data)
Net income (loss) applicable to common stock:
As reported	$(30,625)	$(9,243)	$750
Pro forma	$(32,704)	$(11,051)	$(638)
Per share net income (loss) applicable to common stock assuming dilution:
As reported	$(1.39)	$(0.42)	$0.03
Pro forma	$(1.49)	$(0.51)	$(0.03)

        The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 2001, 2000 and 1999. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 23—EARNINGS PER SHARE

        A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, is presented below (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(30,625)	$(9,243)	$752
Less: Dividends and accretion on mandatorily redeemable preferred stock	—	—	(2)

Net income (loss) applicable to common stock	$(30,625)	$(9,243)	$750

Weighted average common shares	21,967	21,851	22,856
Effect of common stock options	—	—	306

Weighted average diluted shares	21,967	21,851	23,162

Income (loss) per common share—basic:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05
Loss from discontinued operations	(0.27)	(0.17)	(0.02)

Income per common share—basic	$(1.39)	$(0.42)	$0.03

Income (loss) per common share—diluted:
Income (loss) from continuing operations	$(1.12)	$(0.25)	$0.05
Loss from discontinued operations	(0.27)	(0.17)	(0.02)

Income per common share—diluted	$(1.39)	$(0.42)	$0.03

        Options and warrants to purchase a weighted average number of 4,070,040 shares, 820,178 shares and 708,919 shares of common stock for 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The price of these options and warrants ranged from $7.50 to $18.50 per share. At December 31, 2001, 3,613,649 of these options and warrants, which expire between 2002 and 2011, were still outstanding. In addition, since the Company had net losses for the years ended December 31, 2001 and December 31, 2000, options to purchase a weighted average of 93,687 and 228,849 shares, respectively, were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE 24—COMMITMENTS AND CONTINGENCIES

        The Company leases facilities, computers, telecommunications and office equipment under noncancelable operating lease agreements that expire at various dates through 2008. As of December 31, 2001, future minimum cash lease payments were as follows:

(In Thousands)
2002	$11,539
2003	8,769
2004	6,271
2005	3,342
2006	2,668
Thereafter	4,895

Total	$37,484

        During 2001, 2000 and 1999, operating lease rental expense was $8.1 million, $7.6 million and $6.7 million, respectively.

        The Company has a $0.1 million letter of credit available until October 2003 for the CCC International office space in Peterborough, United Kingdom, a $0.4 million letter of credit until April 2002 for a utility company and a $0.7 million letter of credit available until March 31, 2003 for office space in Chicago. The pricing for each letter of credit is determined pursuant to the terms outlined in the Credit Facility. The Company is currently in the process of canceling the letter of credit for the office space in the U.K. due to the shut down of CCC International. There was no amount outstanding under the letter of credits at December 31, 2001.

NOTE 25—BUSINESS SEGMENTS

        We currently operate our business as one segment. Our products and services facilitate the processing of automobile physical damage claims and help to improve decision making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. See discussion in Note 10—Restructuring Charges concerning the Company's decision to shut down CCC International, previously reported as a segment. DriveLogic, formed in 1999 and previously reported as a segment, develops products and services that serve the automobile claims industry supply chain through the Internet. As part of a restructuring at the end of June 2001, the Company consolidated the operations of DriveLogic with the CCC U.S. segment. In addition, the Company previously reported CCC Consumer Services as a segment. See discussion in Note 11—Discontinued Operations concerning the Company's decision to shut down the Consumer Services business. Shared services, tasked with facilitating the performance of the revenue producing divisions, now supports the one reported segment.

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

        We market our products and services through one U.S. sales and service organization. Our chief operating decision maker evaluates resource allocation decisions and our performance based on financial information on a total company profit level and at the product revenue level, accompanied by disaggregated information about revenues by geographic regions.

        Revenues by geographic region were as follows (in thousands):

	2001	2000	1999
United States	$186,259	$176,889	$173,723
Europe	1,682	7,752	5,298

Total	$187,941	$184,641	$179,021

Revenue by major products in the U.S. include:

	2001	2000	1999
Pathways Workstation/Collision Estimating Products	$109,568	$102,585	$101,279
Total Loss Valuation Services	47,977	49,332	51,229
Information Services	828	487	362
Workflow Products	19,706	14,054	9,612
Other	8,180	10,431	11,241

Total	$186,259	$176,889	$173,723

NOTE 26—LEGAL PROCEEDINGS

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

        During January and February of 2001, the group of plaintiffs' lawyers who filed the COOK lawsuit filed ten (10) additional putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Madison County, Illinois. Those cases are captioned as follows: LANCEY v. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, and CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); SCHOENLEBER v. PRUDENTIAL PROPERTY AND CASUALTY INC. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 99 (filed January 18, 2001); EDWARDS v. MID-CENTURY INS. CO.
d/b/a FARMERS INS. AND CCC INFORMATION SERVICES INC., Case No. 01 L 151 (filed February 6, 2001); BORDONI v. CGU INS. GROUP d/b/a CGU INS. CO. OF ILLINOIS and CCC INFORMATION SERVICES INC., Case No. 01 L 157 (filed February 6, 2001); RICHARDSON v. PROGRESSIVE PREMIER INS. CO. OF ILLINOIS d/b/a PROGRESSIVE and CCC INFORMATION SERVICES INC., Case No. 01 L 149 (filed February 6, 2001); BILLUPS v. GEICO GENERAL INS. CO.

and CCC INFORMATION SERVICES INC., Case No. 01 L 159 (filed February 6, 2001); HUFF v. HARTFORD INS. CO. OF ILLINOIS d/b/a THE HARTFORD AND CCC INFORMATION SERVICES INC., Case No. 01 L 158 (filed February 6, 2001); KNACKSTEDT v. ST. PAUL FIRE AND MARINE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 153 (filed February 6, 2001); MOORE v. SHELTER INS. COS. and CCC INFORMATION SERVICES INC., Case No. 01 L 160 (filed February 6, 2001); TRAVIS v. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE and CCC INFORMATION SERVICES INC., Case No. 01 L 290 (filed February 16, 2001). The plaintiff in the BILLUPS case dismissed his claims against CCC without prejudice on October 5, 2001. The allegations and claims asserted in these cases are substantially similar to those in the COOK case, as is the relief sought. Each plaintiff seeks to represent a nationwide class of the customers of the insurance company that is the defendant in that case who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC.. The LANCEY case seeks certification of a defendant class, as does the COOK case.

        CCC and certain of its insurance company customers have been engaged in settlement discussions with the plaintiffs' attorneys who filed the above-referenced cases in Johnson County and Madison County, Illinois. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30 percent of the CCC's total transaction volume during the time period covered by the lawsuits, and it would also resolve a number of the putative class action suits currently pending against CCC and certain of its customers. These settlement negotiations are ongoing, but at this time CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. During the fourth quarter of 2001, the Company recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement. Upon completion of the anticipated settlement, CCC would agree to enter into the settlement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the plaintiff, the putative class or anyone else.

        The consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of the Company's total loss transaction volume could be settled on comparable terms.

        Between October of 1999 and July of 2000, a separate group of plaintiffs' attorneys filed a series of putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Cook County, Illinois. The cases (excluding cases that have since been dismissed) are captioned as follows: ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (filed October 19, 1999); GIBSON v. ORIONAUTO, GUARANTY NATIONAL INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15082 (filed October 20, 1999); STEPHENS v. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October 28, 1999); LEPIANE v. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST and CCC INFORMATION

SERVICES INC., No. 00 CH 10545 (filed July 18, 2000). The same group of plaintiffs' attorneys filed an additional case in the Circuit Court of Cook County on or about May 16, 2001. That case is captioned SCALES v. GEICO GENERAL INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., NO. 01 CH 8198 (filed May16, 2001). CCC was not served with the SCALES complaint until November of 2001. These cases contain allegations and claims that are substantially similar to the cases pending in Madison County, Illinois described above.

        Between June and August of 2000, a separate group of plaintiffs' attorneys filed three putative class action cases against CCC and various of its insurance company customers in the State Court of Fulton County, Georgia. Those cases are McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., and CCC INFORMATION INC., Case No. 00VS006525 (filed June 16, 2000), DASHER v. ATLANTA CASUALTY CO. and CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed 6/16/00) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000). The plaintiff in each case alleges that his or her insurance company, using a valuation prepared by CCC, offered plaintiff an inadequate amount for his or her automobile and that CCC's Total Loss valuation service provides values that do not comply with the applicable Georgia regulations. The plaintiffs assert various common law and statutory claims against the defendants and seek to represent a nationwide class of insurance company customers. Additionally plaintiffs seek to represent a similar statewide sub-class for claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, as well as an award of attorneys' fees and expenses.

        On August 2, 2000, a putative class action purportedly on behalf of certain residents of fourteen states was filed in the Franklin County Court of Common Pleas, State of Ohio, against Nationwide Mutual Insurance Company and CCC. WHITWORTH v. NATIONWIDE MUTUAL INS. CO. and CCC INFORMATION SERVICES INC., Case No. CVH-08-6980 (filed August 2, 2000). The Whitworth lawsuit was filed by a group of plaintiffs' attorneys that includes certain attorneys who previously filed the McGOWAN, DASHER, and WALKER cases (reported above). The plaintiffs assert substantially the same claims and seek substantially the same relief as in those previously filed Fulton County actions. The plaintiffs further allege that CCC's Total Loss valuation service provides values that do not comply with applicable regulations in Ohio and other states. Subsequent to filing, the plaintiff amended the complaint to purport to represent a national class of certain customers of Nationwide Mutual Insurance Company.

        Together with its co-defendant Nationwide, CCC has entered into an agreement to settle the WHITWORTH case. If consummated, the proposed settlement in the WHITWORTH case would resolve all claims on behalf of a national settlement class consisting of all policyholders of Nationwide (and all its affiliates): (a) who have submitted first party property damage claims; (b) whose vehicle was declared a total loss; (c) for whose vehicle Nationwide (or its affiliate) received a valuation of the total loss vehicle from CCC; and (d) who received payment for the total loss claim between January 1, 1987 and the date on which notice of the settlement is mailed. These class members constitute approximately 5 percent of the Company's total loss transaction volume during the period covered by the lawsuit. Class members who do not opt out of the settlement would release any and all claims against CCC and Nationwide (and its affiliates) arising out of or relating to first party property damage claims made to Nationwide (or its affiliates) and/or our CCC's valuation of their total loss vehicles for Nationwide (or its affiliates). Class members who exercise their right to opt out of the settlement, however, would not be bound by the settlement and would not release any claims as part of the settlement.

        Pursuant to the proposed settlement, Nationwide has agreed to provide certain cash compensation to members of the class who submit timely and accurate claim forms. In addition, Nationwide has agreed to pay for the costs of notice and administration of the settlement as well as class counsel's attorneys' fees and expenses (up to the amount of $8,750,000) that may be awarded by the Court. Pursuant to the settlement agreement, CCC has agreed to provide certain information necessary to identify and provide notice to class members as well as the information necessary to administer the settlement. In addition, CCC has agreed to the entry of injunctive relief requiring CCC, for a period of three years, to undertake additional periodic studies to validate certain of the information used in its Total Loss valuation service. CCC has agreed to enter into the settlement agreement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the Plaintiffs, the settlement class, or anyone else.

        The settlement agreement does not require any cash contribution by CCC towards the monetary compensation for the class, the cost of notice and administration, or class counsel's attorneys' fees and expenses. CCC estimates that the cost to CCC of providing information necessary to identify and provide notice to class members and the information necessary to administer the settlement, together with the cost of complying with the proposed injunctive relief, would not, on a yearly basis, have a material impact on operating cash flow. Nationwide has previously demanded indemnification from CCC in connection with certain litigation matters involving CCC's Total Loss valuation service, including the WHITWORTH case. That demand is unaffected by the settlement agreement in the WHITWORTH case. Nationwide's indemnification demand was one of the indemnification demands discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. CCC has asserted various defenses to Nationwide's indemnification demand.

        The Court granted preliminary approval of the WHITWORTH settlement on March 8, 2002, and the settlement is subject to final Court approval at a fairness hearing. Also, under certain circumstances, Nationwide has the right to withdraw from the settlement and cancel the settlement agreement prior to the fairness hearing. If the proposed settlement is not approved by the Court at the fairness hearing, or if the Court approves the settlement and that approval is vacated, modified, or reversed on appeal, the settlement agreement would be terminated.

        The proposed settlement of the WHITWORTH case would not affect any other pending lawsuits relating to CCC's Total Loss valuation service involving any of CCC's other insurance company customers. The cost to CCC to settle any such other pending lawsuits could be materially greater than the cost of settling the WHITWORTH case.

        In 2001, one of the plaintiffs' attorneys who filed the McGOWAN, DASHER AND WALKER cases discussed above filed additional complaints against CCC and certain of its insurance company customers. Those cases are BEARDEN v. GEORGIA FARM BUREAU INSURANCE COMPANIES and CCC INFORMATION SERVICES INC., Civil Action File No. 01-CV-22114-1 (filed May 21, 2001 in the Superior Court of Fulton County, Georgia); STOUDEMIRE v. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE AND CCC INFORMATION SERVICES INC., Civil Action No. CV 01-3135-TSM (filed October 16, 2000 in the Circuit Court of Montgomery County, Alabama); HECKLER v. PROGRESSIVE EXPRESS INSURANCE COMPANY, PROGRESSIVE AMERICAN INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 00003573 (filed against CCC on November 5, 2001 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillborough County, Florida); and ROMERO v. VESTA FIRE INSURANCE CORPORATION and CCC INFORMATION SERVICES INC., Case No. 367282 (filed November 19, 2001 in the Superior Court of the State of California, County of Riverside). The plaintiffs in these cases allege that the insurer, using a valuation provided by CCC, offered them an inadequate amount for their automobile. The plaintiffs also allege that CCC's Total Loss valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiffs assert various claims against CCC and seek an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs. The plaintiff in ROMERO also seeks injunctive and declaratory relief. The STOUDEMIRE and HECKLER cases are pled as individual actions, while the plaintiff in BEARDEN seeks to represent a class of Georgia Farm Bureau customers whose total loss claims were adjusted using a CCC valuation and the plaintiff in ROMERO seeks to represent a class of certain California residents insured under a Vesta California policy whose total loss claims were adjusted using a CCC valuation.

        On or about January 18, 2002, a complaint was filed in the State Court of Fulton County, Georgia against the Company, one of its insurance company customers, Allstate, and other defendants. The case is captioned HUTCHINSON v. ALLSTATE INSURANCE COMPANY, BRANCH BANKING & TRUST COMPANY, SADISCO CORPORATION, and CCC INFORMATION SERVICES INC., Civil Action No. 02V5027697C (filed January 18, 2002). The plaintiffs in the HUTCHINSON case allege that their insurer declared their vehicle a total loss despite a dispute over the value of the vehicle. Plaintiffs further allege that, despite their instructions not to dispose of the vehicle, Allstate had the car towed and subsequently sold. Plaintiffs allege that CCC provided Allstate with a reduced fair market value for their vehicle. Plaintiffs assert various common law claims against CCC and the other defendants, as well as a claim under the Georgia RICO statute. Plaintiffs seek an award of unspecified compensatory and punitive damages and attorneys' fees.

        CCC is aware of two class certification rulings in cases involving CCC's Total Loss valuation service, to which CCC is not a party. In JOSEPH JOHNSON ET AL. v. FARMERS INSURANCE EXCHANGE, NO. D035649 (SUPERIOR COURT NO. 726452), the California Court of Appeal reversed an order by the San Diego County Superior Court denying class certification. The Court of Appeal ordered the Superior Court to certify a class consisting of all California residents insured under a Farmers California private party passenger vehicle policy who, from December 10, 1994 through the present, received a first party total loss settlement or settlement offer that was less than the CCC base value because of a deduction for one or more condition adjustments, and whose overall vehicle condition was at least average and up to, but not including, "dealer ready." CCC is not a party to the JOHNSON case but has become aware of the Court of Appeal's class certification ruling.

        In PAK, ET AL. v FARMERS GROUP, INC. AND FARMERS INSURANCE EXCHANGE, CASE NO. CV98-04873, the Second Judicial District Court of the State of Nevada in and for Washoe County has certified a class of Nevada customers insured by Farmers whose total loss claims were paid on the basis of valuations prepared by CCC. CCC is not a party to the PAK case but has become aware of the court's class certification ruling. CCC has also become aware that the Nevada Supreme Court has agreed to review the trial court's class certification ruling and the case has been stayed pending that review.

        Four of the Company's automobile insurance company customers have made contractual and, in some cases, also common law indemnification claims against the Company for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred by them in connection with litigation relating to their use of the Company's Total Loss valuation product. These four claims include the indemnification demand made by Nationwide Mutual Insurance Company discussed above. The Company has asserted various defenses to these indemnification claims.

        CCC intends to vigorously defend its interests in all of the above described lawsuits and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. The Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

        In addition to the foregoing, two cases previously disclosed by CCC during 2001 were resolved during the last quarter of 2001.

        In or around March of 2001, CCC was added as a defendant in a case that had been filed previously against one of its insurance company customers. The case, which is captioned LAWHON v. NATIONWIDE INSURANCE COMPANY and CCC INFORMATION SERVICES INC., No. CIV-01-001-B, was filed in the United States District Court for the Eastern District of Oklahoma. The plaintiffs alleged that Nationwide, using a valuation provided by CCC, offered plaintiffs an inadequate amount for their automobile. The plaintiffs also alleged that CCC's Total Loss valuation service produces values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs asserted various common law claims against CCC, and they sought an award of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest, and costs. The plaintiffs' attorneys who filed the LAWHON case included one of the plaintiffs' attorneys who filed the WHITWORTH, DASHER, McGOWAN, WALKER, BEARDEN, STOUDEMIRE and HECKLER cases discussed above. The case was resolved during the last quarter of 2001 and the plaintiffs' claims against CCC and its co-defendant, Nationwide, have been dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

        On May 30, 2001, CCC filed an action in the Circuit Court of Cook County, Illinois against Superior Insurance Group, Inc. seeking to recover approximately $5.2 million in fees due under a Quality Audit Services Agreement between CCC and Superior. CCC INFORMATION SERVICES INC. v. SUPERIOR INSURANCE GROUP, INC., Case No. 01L6337 (filed May 30, 2001). On July 27, 2001, Superior filed a counterclaim alleging that CCC fraudulently induced Superior to enter into the Quality Audit Services Agreement, a service provided by our CCC Consumer Services segment, failed to perform the services promised, and overcharged Superior for the services provided. On that basis, Superior asserted claims against CCC for breach of contract and fraudulent inducement. Superior sought compensatory damages in an amount not less than $1 million and punitive damages in an amount not less than $2 million. Superior also sought declaratory relief regarding the termination of the agreement as well as an accounting. CCC filed an answer denying Superior's counterclaims and asserting various affirmative defenses. CCC and Superior have reached an agreement to settle the litigation in exchange for a payment to CCC by Superior in the amount of $220,000 and an exchange of mutual releases. The parties are currently in the process of documenting this settlement, after which the action will be dismissed in its entirety by both parties.

NOTE 27—SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

        The following table sets forth unaudited consolidated statements of operations for the quarters in the years ended December 31, 2001 and 2000. These quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

	2001				2000
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$47,390	$46,128	$46,592	$47,831	$47,680	$44,479	45,782	$46,700
Operating expenses	(45,632)	(46,885)	(42,741)	(40,510)	(41,290)	(43,835)	(49,318)	(46,575)
Restructuring charges	—	(6,199)	—	(4,300)	—	—	—	(6,017)
Litigation settlements	—	—	—	(4,250)	—	—	(1,425)	(950)

Operating income (loss)	1,758	(6,956)	3,851	(1,229)	6,390	644	(4,961)	(6,842)
Interest expense	(1,251)	(1,188)	(1,145)	(2,096)	(650)	(739)	(864)	(882)
Other income (expense), net	286	401	44	(979)	4,377	225	145	354
Gain on exchange of investment securities, net	—	—	—	—	—	18,437	—	—
CCC Capital Trust minority interest expense	(150)	(384)	(410)	(427)	—	—	—	—
Loss on investment securities and notes	—	(27,595)	—	(672)	—	—	—	—
Equity in losses of ChoiceParts	(876)	(795)	(481)	(334)	—	(312)	(476)	(1,283)

Income (loss) from continuing operations before income taxes	(233)	(36,517)	1,859	(5,737)	10,117	18,255	(6,156)	(8,653)
Income tax benefit (provision)	105	17,957	(946)	1,213	(4,990)	2,208	2,658	(3,328)

Income (loss) from continuing operations before equity losses	(128)	(18,560)	913	(4,524)	5,127	20,463	(3,498)	(11,981)
Equity in net income (losses) of affiliates	(2,692)	79	259	—	(813)	(3,496)	(3,657)	(7,684)

Income (loss) from continuing operations	(2,820)	(18,481)	1,172	(4,524)	4,314	16,967	(7,155)	(19,665)
Income (loss) from discontinued operations, net of income taxes	(6,982)	—	—	1,010	221	290	(447)	(3,768)

Net income (loss)	$(9,802)	$(18,481)	$1,172	$(3,514)	$4,535	$17,257	$(7,602)	$(23,433)

Per Share Data:
Income (loss) per common share—basic	$(0.45)	$(0.85)	$0.05	$(0.16)	$0.20	$0.79	$(0.35)	$(1.08)

Income (loss) per common share—diluted.	$(0.45)	$(0.85)	$0.05	$(0.16)	$0.20	$0.78	$(0.35)	$(1.08)

Weighted average shares outstanding:
Basic	21,768	21,794	21,821	22,480	22,149	21,959	21,613	21,687
Diluted	21,768	21,794	21,895	22,480	22,811	22,113	21,613	21,687

CCC INFORMATION SERVICES GROUPING INC.
AND SUBSIDIARIES

Supplemental Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ Deductions		Balance at End of Period
1999 Allowance for Doubtful Accounts	3,258	8,280	—	(7,563	)(a)	3,975
2000 Allowance for Doubtful Accounts(b)	3,914	4,172	97	(4,912	)(a)	3,271
2001 Allowance for Doubtful Accounts(b)	3,271	1,920	83	(2,986	)(a)	2,288
1999 Deferred Income Tax Valuation Allowance	341	—	—	(341	)(c)	—
2000 Deferred Income Tax Valuation Allowance	—	—	—	2,826	(d)	2,826
2001 Deferred Income Tax Valuation Allowance	2,826	—	—	8,663	(e)	11,489

(a)
Accounts receivable write-offs, net of recoveries.

(b)
The allowance for doubtful accounts for 2000 and 2001 have been restated to exclude balances related to discontinued operations.

(c)
Decrease in deferred income tax valuation allowance for expired capital loss carryforward and utilization of foreign net operating losses.

(d)
Increase in deferred income tax valuation allowance for foreign net operating losses.

(e)
Increase in deferred income tax valuation allowance for foreign net operating losses and ChannelPoint capital loss carryforward.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation for the Company (incorporated herein by reference to Exhibit 3.2 of the Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
3.3
Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's 1996 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on March 14, 1997)
10.1
Purchase Agreement, dated as of November 29, 2001, between CCC Information Services Group Inc., White River Ventures, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)
10.2
Second Amended and Restated Credit Facility, dated as of November 30, 2001, by and among CCC Information Services Inc., the financial institutions from time to time parties thereto and LaSalle Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)
10.3
First Amendment and Waiver, dated as of November 30, 2001, to the Warrant dated as of February 23, 2001, issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)
10.4
Supplemental Indenture, dated as of November 30, 2001, by and between CCC Information Services Group Inc. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)
10.5
Agreement, dated as of November 30, 2001, between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)
10.6
Amended and Restated Security Agreement, dated as of November 30, 2001, between CCC Information Services Inc. and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)
10.7
Amended and Restated Pledge Agreement of Domestic Subsidiaries, dated as of November 30, 2001, between CCC Information Services Inc.'s Subsidiaries and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)

10.8
Amended and Restated Domestic Subsidiary Guaranty, dated as of November 30, 2001, between CCC Information Services Inc.'s Subsidiaries and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)
10.9
Amended and Restated Pledge Agreement, dated as of November 30, 2001, between CCC Information Services Group Inc. and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)
10.10
Amended and Restated Guaranty, dated as of November 30, 2001, between CCC Information Services Group Inc. and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)
10.11
Subordination Agreement, dated as of November 30, 2001, by and among LaSalle Bank National Association, White River Ventures, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)
10.12
Securities Purchase Agreement dated as of February 23, 2001 Among CCC Information Services Group Inc., CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.14 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
10.13
Registration Rights Agreement dated as of February 23, 2001 Between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.15 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
10.14
Warrant dated as of February 23, 2001 issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.16of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
10.15
Agreement dated as of February 23, 2001 between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.17 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
10.16	*	Amended and Restated MOTOR Crash Estimating Guides Database License Agreement
10.17
ChoiceParts, LLC Members' Agreement By and Among ChoiceParts, LLC, ADP, Inc., CCC Information Services, Inc. and the Reynolds and Reynolds Company dated May 4, 2000 (incorporated herein by reference to Exhibit 10.13 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)
10.18		2000 Stock Option Plan (incorporated herein by reference to Exhibit 4.01 of the Company's Registration Statement on Form S-8, Commission File Number 333-51328 filed on December 6, 2000)
10.19		1997 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-67645 filed November 20, 1998)

10.20		1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-8, Commission File Number 333-79983 filed June 4, 1999)
10.21	*	401(K) Company Retirement Savings & Investment Plan, as amended and restated effective January 1, 2001, dated February 27, 2002
10.22		1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, Commission File Number 333-47205 filed March 2, 1998)
10.23	*	Employment Agreement, effective July 1, 2001, by and between CCC Information Services Inc. and Githesh Ramamurthy (management contract required to be filed pursuant to Item 601 of Regulation S-K)
10.24	*	Executive Loan Arrangement by and between CCC Information Services Inc. and Charlesbank Capital Partners dated July 16, 2001
10.25	*	Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K)
10.26	*	Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K)
13.1	*	ChoiceParts, LLC Audited Financial Statements for the year ended December 31, 2001
13.2	*	Enterstand Limited Audited Financial Statements for the year ended December 31, 2001
21	*	List of Subsidiaries
23.1	*	Consent of PricewaterhouseCoopers LLP

*
Filed herewith.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2002		CCC INFORMATION SERVICES GROUP INC.
By:	/s/ Githesh Ramamurthy	By:	/s/ Thomas L. Kempner
Name:	Githesh Ramamurthy	Name:	Thomas L. Kempner
Title:	Chairman and Chief Executive Officer	Title:	Director
By:	/s/ Reid E. Simpson	By:	/s/ Dudley C. Mecum
Name:	Reid E. Simpson	Name:	Dudley C. Mecum
Title:	Executive Vice President and Chief Financial Officer	Title:	Director
By:	/s/ Morgan W. Davis	By:	/s/ Mark A. Rosen
Name:	Morgan W. Davis	Name:	Mark A. Rosen
Title:	Director	Title:	Director
By:	/s/ Michael R. Eisenson	By:	/s/ Herbert S. Winokur Jr.
Name:	Michael R. Eisenson	Name:	Herbert S. Winokur Jr.
Title:	Director	Title:	Director

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Directors	Morgan W. Davis Senior Advisor White Mountain Insurance Group
Michael R. Eisenson Managing Director and Chief Executive Officer Charlesbank Capital Partners LLC
Thomas L. Kempner Chairman and Chief Executive Officer Loeb Partners Corporation
Dudley C. Mecum Managing Director Capricorn Holdings, LLC and Capricorn Holdings III, LLC
Githesh Ramamurthy Chairman and Chief Executive Officer CCC Information Services Group Inc.
Mark A. Rosen Managing Director Charlesbank Capital Partners LLC
Herbert S. "Pug" Winokur Jr. Chairman and Chief Executive Officer Capricorn Holdings, Inc.
Executive Officers	Githesh Ramamurthy Chairman and Chief Executive Officer
J. Laurence Costin Jr. Vice Chairman
Edward B. Stevens President and Chief Operating Officer
James T. Beattie Executive Vice President and Chief Technology Officer
Robert S. Guttman Senior Vice President, General Counsel and Secretary
Mary Jo Prigge President—Sales and Service
Oliver G. Prince, Jr. Senior Vice President, Human Resources
Reid E. Simpson Executive Vice President and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Corporate Information

Corporate Office
World Trade Center Chicago
444 Merchandise Mart
Chicago, Illinois 60654
(312) 222-4636

Transfer Agent Registrar for Common Stock
Computershare Investor Services LLC
Shareholder Inquiries
P.O. Box A3504
Chicago, Illinois 60602
(312) 588-4990
(312) 461-5633 (TDD)

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

Independent Accountants
PricewaterhouseCoopers LLP
One North Wacker Drive
Chicago, Illinois 60606

Stockholder and Investment
Community Inquiries
Written inquiries should be sent to our corporate office to the attention of Investor Relations.

Additional Information

This Annual Report on Form 10-K provides all annual information filed with the Securities and Exchange Commission, except for exhibits. A listing of exhibits appears on pages 74-76 of this Form 10-K. Copies of exhibits will be provided upon request for a nominal charge. Written requests should be directed to the Investor Relations Department at our corporate office.

QuickLinks

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to A Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of The Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In Thousands, Except Per Share Amounts)
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In Thousands, Except Share Amounts)
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In Thousands)
CCC INFORMATION SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (In Thousands, Except Number of Shares)
CCC INFORMATION SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CCC INFORMATION SERVICES GROUPING INC. AND SUBSIDIARIES
Supplemental Financial Statement Schedules Schedule II—Valuation and Qualifying Accounts (In Thousands)
EXHIBIT INDEX
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
SIGNATURES
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES Corporate Information