Form 10-Q
period 2002-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2002-05-09
CIK 1017917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 9, 2002, 25,836,543 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page(s)
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Interim Statement of Operations (Unaudited), Three Months Ended March 31, 2002 and 2001	3
	Consolidated Interim Balance Sheet (Unaudited), March 31, 2002 and December 31, 2001	4
	Consolidated Interim Statement of Cash Flows (Unaudited), Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Interim Financial Statements (Unaudited)	6-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17
EXHIBIT INDEX		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$47,500	$47,390
Expenses:
Production and customer support	7,146	9,309
Commissions, royalties and licenses	2,463	2,496
Selling, general and administrative	19,177	22,982
Depreciation and amortization	2,418	3,102
Product development and programming	7,086	7,743

Total operating expenses	38,290	45,632

Operating income	9,210	1,758
Interest expense	(228)	(1,251)
Other income, net	217	286
CCC Capital Trust minority interest expense	(448)	(150)
Equity in losses of ChoiceParts investment	(292)	(876)

Income (loss) from continuing operations before income taxes	8,459	(233)
Income tax (provision) benefit	(3,243)	105

Income (loss) from continuing operations before equity losses	5,216	(128)
Equity in net losses of affiliate	—	(2,692)

Income (loss) from continuing operations	5,216	(2,820)
Loss from discontinued operations, net of income taxes	—	(6,982)

Net income (loss)	$5,216	$(9,802)

Per Share Data
Income (loss) per common share—basic from:
Continuing operations	$0.20	$(0.13)
Discontinued operations	—	(0.32)

Income (loss) per common share—basic	$0.20	$(0.45)

Income (loss) per common share—diluted from:
Continuing operations	$0.20	$(0.13)
Discontinued operations	—	(0.32)

Income (loss) per common share—diluted	$0.20	$(0.45)

Weighted average shares outstanding:
Basic	25,699	21,768
Diluted	26,138	21,768

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEET
(In thousands, except share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash	$766	$766
Accounts receivable (net of reserves of $2,397 and $2,288 at March 31, 2002 and December 31, 2001, respectively)	11,533	11,346
Current portion deferred income taxes	11,252	5,322
Other current assets	7,782	6,461

Total current assets	31,333	23,895
Property and equipment (net of accumulated depreciation of $27,797 and $25,376 at March 31, 2002 and December 31, 2001, respectively)	12,580	13,487
Goodwill	4,896	4,896
Deferred income taxes	12,693	18,587
Investments	285	302
Other assets	1,065	1,027

Total Assets	$62,852	$62,194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft	$1,723	$1,205
Accounts payable and accrued expenses	28,739	36,228
Income taxes payable	3,244	—
Current portion of long-term debt	967	421
Deferred revenues	6,088	6,297

Total current liabilities	40,761	44,151
Long-term debt	4,530	7,145
Deferred revenues	46	66
Other liabilities	3,731	3,737
Net liabilities of discontinued operations	534	536

Total Liabilities	49,602	55,635

Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	13,454	13,370

Common stock ($0.10 par value, 40,000,000 shares authorized, 25,773,814 and 25,503,567 shares outstanding at March 31, 2002 and December 31, 2001, respectively)	2,975	2,967
Additional paid-in capital	124,605	124,188
Accumulated deficit	(80,371)	(85,587)
Accumulated other comprehensive loss	(10)	(10)
Notes receivable from officers	(1,200)	—
Treasury stock, at cost ($0.10 par value, 4,094,665 and 4,286,665 shares in treasury at March 31, 2002 and December 31, 2001, respectively)	(46,203)	(48,369)

Total stockholders' deficit	(204)	(6,811)

Total Liabilities and Stockholders' Deficit	$62,852	$62,194

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income (loss)	$5,216	$(9,802)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of income taxes	—	6,982
Equity in net losses of affiliate	—	2,692
Equity in net losses of ChoiceParts investment	292	876
Depreciation and amortization of property and equipment	2,418	2,670
Amortization of goodwill	—	440
CCC Capital Trust minority interest expense	448	150
Deferred income tax benefit	(36)	(3)
Other, net	321	(75)
Changes in:
Accounts receivable, net	(188)	1,731
Other current assets	(733)	(104)
Other assets	(39)	154
Accounts payable and accrued expenses	(6,221)	(14,634)
Current income taxes	3,281	(108)
Deferred revenues	(229)	1,602
Other liabilities	(6)	200

Net cash provided by (used for) operating activities:
Continuing operations	4,524	(7,229)
Discontinued operations	(2)	(1,681)

Net cash provided by (used for) operating actvities	4,522	(8,910)

Investing activities:
Capital expenditures	(2,150)	(1,771)
Investment in affiliates	(275)	(3,934)
Decrease in long-term notes receivable	—	18
Other, net	—	132

Net cash used for investing activities	(2,425)	(5,555)

Financing activities:
Principal repayments on long-term debt	(23,500)	(7,079)
Proceeds from borrowings on long-term debt	21,000	18,000
Proceeds from exercise of stock options	461	—
Proceeds from employee stock purchase plan	100	154
Trust preferred and equity issuance costs	—	(911)
Issuance of trust preferred securities and warrants	—	15,000
Principal repayments of short-term note	(58)	—
Principal repayments of capital lease obligations	(100)	—

Net cash provided by (used for) financing activities	(2,097)	25,164

Net increase (decrease) in cash	—	10,699
Cash:
Beginning of period	766	912

End of period	$766	$11,611

Supplemental Disclosures:
Cash paid:
Interest	(77)	(1,106)
Income tax refunds	2	1

The accompanying notes are an integral part of these
consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND ORGANIZATION

        CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which now operates as one business segment, employing 856 full-time employees. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process. Our principal products and services are Total Loss valuation services and Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software.

NOTE 2—CONSOLIDATED INTERIM FINANCIAL STATEMENTS

  Basis of Presentation

        The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2002 and 2001 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC").

  Per Share Information

        Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three months ended March 31, 2002, options and warrants to purchase a weighted average number of 2,181,956 shares of common stock were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the period. In addition, if the Company has net losses, options and warrants to purchase shares are not included in the computation of diluted earnings per share because the options and warrants, if included, would be antidilutive.

  Contingencies

        In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 2002 cannot currently be reasonably determined.

NOTE 3—GOODWILL

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company January 1, 2002. Under SFAS 142, goodwill is no longer amortized to earnings, but instead reviewed for impairment on at least an annual basis. The Company adopted SFAS 142 on January 1, 2002 and ceased the amortization of goodwill against earnings. In accordance with the implementation provisions of SFAS 142, the Company expects to complete the required transitional impairment analysis by the end of the second quarter of

2002, and does not anticipate any impairment. The adoption of SFAS 142 reduced amortization expense in the first quarter of 2002 by $0.2 million. On an annual basis through 2007, the Company expects the impact of SFAS 142 to reduce amortization expense by $0.8 million.

        Net income and earnings per share for the three months ended March 31, 2001, adjusted to eliminate the historical amortization of goodwill, is as follows (in thousands except per share data):

Net loss:
As reported	$(9,802)
Goodwill amortization	440

Adjusted net loss	$(9,362)

Per share loss—basic:
As reported	$(0.45)
Goodwill amortization	0.02

Adjusted per share loss—basic	$(0.43)

Per share loss—diluted:
As reported	$(0.45)
Goodwill amortization	0.02

Adjusted per share loss—diluted	$(0.43)

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS

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

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS is effective for fiscal years beginning after December 15, 2001. The objectives of SFAS 144 are to address the significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired. The Company's adoption of SFAS 144 on January 1, 2002 did not have a significant effect on the Company's results of operations or its financial position.

NOTE 5—OTHER COMPREHENSIVE INCOME (LOSS)

        The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net income (loss)	$5,216	$(9,802)
Foreign currency translation adjustments	—	(92)

Comprehensive income (loss)	$5,216	$(9,894)

NOTE 6—INVESTMENT IN CHANNELPOINT

        ChannelPoint, Inc. is an e-commerce exchange services and technology platform provider for insurance and benefits companies. As of March 31, 2002, the Company owned 5,036,634 shares, representing approximately 5.7%, on a fully diluted basis, of ChannelPoint's common stock. The carrying value of this investment and related note receivable was fully written off in 2001 after an impairment review.

NOTE 7—INVESTMENT IN CHOICEPARTS

        On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In February 2002, the Company funded an additional $0.3 million to ChoiceParts. Approximately $1.7 million of the commitment was still outstanding as of March 31, 2002. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.3 million related to the Company's share of the losses in ChoiceParts for the three months ended March 31, 2002. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

        Summary financial information for ChoiceParts for the three month period ended March 31, 2002 was as follows:

Three Months Ended March 31, 2002
(In thousands)
Revenues	$3,588

Loss from operations	$(1,031)

Net loss	$(1,020)

NOTE 8—INFO4CARS

        In the fourth quarter of 2001, the Company recorded a loss of approximately $1.1 million in connection with the write-off of its investment in Info4cars.com Inc. ("Info4cars"), including a $0.8 million bad debt provision related to the notes receivable plus accrued interest. In March 2002, the Company received $0.5 million from Info4cars in full settlement of the loan obligations outstanding, which is included in "other income, net" in the consolidated interim statement of operations. In addition, the Company converted its 174 shares of Series A Convertible Preferred Stock to 43 shares of common stock representing 8% of the common stock outstanding. The carrying value of these shares of common stock on the Company's balance sheet is zero.

NOTE 9—RESTRUCTURING CHARGES

        In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. During the three months ended March 31, 2002, the Company paid $0.2 million in severance and outplacement payments. As of March 31, 2002, $0.3 million of additional payments remain unpaid. The Company expects to pay the remaining amounts in 2002.

NOTE 10—DISCONTINUED OPERATIONS

        On April 19, 2001, the Company announced its decision to discontinue the operations of its CCC Consumer Services segment and completed the wind down of the operations of this segment in December 2001. During the three months ended March 31, 2002, the Company paid $0.1 million in severance costs. As of March 31, 2002, $0.6 million of additional payments remain unpaid. The Company expects to pay the remaining amounts in 2002.

        Revenues and loss from discontinued operations were as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Revenues	$—	$4,587

Loss before income taxes	$—	$(1,920)
Income tax benefit	—	931

Loss from operations	—	(989)

Loss on disposal	—	(7,700)
Income tax benefit	—	1,707

Net loss on disposal	—	(5,993)

Loss from discontinued operations, net of tax	$—	$(6,982)

        The net liabilities of discontinued operations as of March 31, 2002 and December 31, 2001 consisted of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Accounts receivable	$9	$114
Accounts payable and accruals	(543)	(650)

Net liabilities of discontinued operations	$(534)	$(536)

NOTE 11—LONG TERM DEBT

        On November 30, 2001, CCC entered into a $30 million credit facility agreement (the "Credit Facility") with two lenders from the previous credit facility. The Credit Facility matures on November 30, 2004. All advances under the Credit Facility bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio, or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Credit Facility.

        During 2001, the Company entered into two separate agreements to lease software licenses. These leases, which are for 36 months expiring in early 2004, are classified as capital leases.

        In the first quarter of 2002, the Company entered into an insurance premium financing agreement. The term of the insurance policy covered by this agreement is 14 months and expires in April 2003. The Company financed $0.6 million at an annual rate of 4.19%. The agreement requires the Company to make ten equal installments beginning in March 2002 and ending in December 2002.

        Long-term debt consisted of the following:

	March 31, 2002	December 31, 2001
	(In Thousands)
Credit Facility	$4,000	$6,500
Financing agreement	530	—
Capital lease obligations	967	1,066

Total debt	5,497	7,566
Due within one year (capital lease)	437	421
Due within one year (financing agreement)	530	—

Due after one year	$4,530	$7,145

        Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer one month in advance for the following month's Pathways collision estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

        In addition, management believes that cash flows from operations and its available Credit Facility will be sufficient to meet our liquidity needs for the year ending December 31, 2002. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

NOTE 12—CCC CAPITAL TRUST

        On February 23, 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which are presented on the consolidated interim balance sheet as "Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures", ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $6.875 per share to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities.

        In connection with the issuance of the Trust Preferred Securities by CCC Trust and the related purchase by the Company of all of the common securities of CCC Trust, the Company issued an Increasing Rate Note Due 2006 in the principal amount of approximately $15.5 million, due February 23, 2006 ("Increasing Rate Note") to CCC Trust. The sole asset of CCC Trust is the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities mature simultaneously with the Increasing Rate Note. The Company has unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

        The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of (i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. On April 1, 2002, the Company paid $0.4 million for the first quarterly interest payment due in 2002.

NOTE 13—INCOME TAXES

	March 31, 2002	December 31, 2001
	(In thousands)
Current portion of deferred income taxes	$11,252	$5,322

Deferred income tax assets	$24,182	$30,076
Valuation allowance	(11,489)	(11,489)

Total deferred income tax asset	12,693	18,587

Total tax assets current and non-current	$23,945	$23,909

Total current income taxes payable	$3,244	$—

        The increase in the current portion of deferred income taxes at March 31, 2002 is attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. As of March 31, 2002, the current portion of deferred income taxes represents an expected refund of taxes paid in 1996, 1997 and 1998 when all the operating losses incurred during 2001 are carried back to those prior years. For the three months ended March 31, 2002, the Company recorded an income tax provision based on income earned during the period.

NOTE 14—LEGAL PROCEEDINGS

        The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's Total Loss valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        In LEPIANE v. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST and CCC INFORMATION SERVICES INC., No. 00 CH 10545 (Circuit Court of Cook County, Illinois) (filed July 18, 2000), the plaintiffs' claim against CCC was dismissed on March 18, 2002.

        On February 28, 2002, a complaint was filed against CCC and one of its insurance company customers, together with other defendants, in the United States District Court for the Northern District of Alabama. BARBER v STATE AUTO INSURANCE CO., SONNY J. SMITH, EVERS AND ASSOCIATES, INC., BRIAN SIGMON, CCC INFORMATION SERVICES INC., and TIM GAINER, Case No. CV-02-B-0531-S (United States District Court for the Northern District of Alabama) (filed February 28, 2002). The plaintiff in the BARBER case alleges, among other things, that the insurer, using a valuation prepared by CCC, offered him an inadequate amount for his commercial vehicle, which had been declared a total loss. The plaintiff also alleges that his claim was not properly adjusted in various other ways, and he asserts claims against the insurer's claim representative, the claims adjusting company and the claims adjuster. The plaintiff asserts against all defendants claims for violation of the federal RICO act, antitrust violations, civil rights violations, and certain unidentified "pendant state law claims." Plaintiff, who represents himself in the action, purports to seek an award against the defendants of $32,589,261 in damages plus an award of attorneys' fees and costs. Plaintiff's damages figure includes, among other things, "the 'intrinsic' civil rights value attained by the deaths/lives since 1776 in all conflicts to include the War on Terror, of only Alabama soldiers via a very honest formula or $647,000 per violation times 12 violations equals $7,764,000, times the three or treble damages allowed by the 'civil rights' statutes equals $23,292,000.00." On April 26, 2002, CCC's motion to dismiss the plaintiff's complaint for failure to state a claim was granted and plaintiff's claims against CCC were dismissed without prejudice.

        On March 27, 2002, a complaint was filed against CCC and one of its insurance company customers in the United States District Court for the Eastern District of Oklahoma. INGRAM v. FARMERS INSURANCE COMPANY, INC. and CCC INFORMATION SERVICES INC., Case Number CIV-02-155-P (United States District Court for the Eastern District of Oklahoma) (filed March 27, 2002). The plaintiffs in the INGRAM case allege that their insurer, using a valuation prepared by CCC, offered them an inadequate amount for their vehicle, which had been declared a total loss. The plaintiffs also allege that CCC's Total Loss valuation service produces values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert claims against CCC for fraudulent misrepresentation, suppression and concealment, and conspiracy. The plaintiffs seek unspecified compensatory and punitive damages, penalties, and an award of attorneys' fees, interest and costs.

        On April 16, 2002, a complaint was filed against CCC and one of its insurance company customers in the Superior Court for the State of California, City and County of San Francisco. WASHINGTON v CALIFORNIA STATE AUTOMOBILE ASSOCIATION, CCC INFORMATION SERVICES INC., and DOES 1-100, Case No. CGC-02-406786 (Superior Court for the State of California, City and County of San Francisco) (filed April 16, 2002). The plaintiffs in the WASHINGTON case allege that their insurer, using a valuation prepared by CCC, offered them an inadequate amount for their vehicle, which had been declared a total loss. The plaintiffs assert claims against CCC for violation of California Business and Professions Code Section 17200, conspiracy to commit consumer fraud, and conspiracy to defraud. The plaintiff seeks to represent a class consisting of all persons and entities who were insured under a policy written by CSAA whose vehicle was declared a total loss and for whose total loss claim CSAA used a valuation based on a valuation prepared by CCC. Plaintiff seeks unspecified damages as well as an award of attorneys' fees and costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

        The Company reported net income of $5.2 million, or $0.20 per share on a diluted basis, for the three months ended March 31, 2002, versus a net loss of $(9.8) million, or $(0.45) per share on a diluted basis, for the same quarter last year. Included in the prior year net loss was the loss from discontinued operations from the former CCC Consumer Services segment of $(7.0) million, net of income taxes, or $(0.32) per share.

        Operating Income.    Operating income increased quarter over quarter by $7.4 million due to a decrease in expenses of $7.3 million. Our operating margin, (operating income (loss) as a percentage of revenue), increased to 19.4% for the quarter ended March 31, 2002 compared to 3.7% in 2001. The increase in operating income and margin for the first quarter of 2002 was due primarily to a continued effort to improve profitability by controlling expenses mainly as a result of our restructuring that occurred in June 2001. Operating income for the first quarter last year included an operating loss of $(0.4) million for CCC International, which was shut down in 2001.

        Revenues.    Revenues for the first quarter 2002 were $47.5 million versus $47.4 million for the same quarter last year. Excluding revenues of $1.0 million from CCC International for the quarter ended March 31, 2001, revenues from our U.S. business in the first quarter 2002 increased $1.1 million, or 2.4%, compared to the same quarter last year.

        Increases in revenue from our U.S. business were attributable to growth in our Pathways collision estimating product due to an increase in the number of units used by automotive collision repair customers and increased units from existing insurance company customers and our Pathways Digital Imaging product due to an increase in the number of units used by automotive collision repair customers. In addition, revenues from our EZNet communications network increased due to higher transaction volume and several new customers. These increases were offset by a decrease in CCC International's revenue due to the wind down of this segment during 2001 and a decrease in Total Loss revenue due to lower transaction volumes.

        Production and Customer Support.    Production and customer support expenses decreased by 23.2% from $9.3 million for the three months ended March 31, 2001, or 19.6% of revenues, to $7.1 million, or 15.0% of revenues. These expenses decreased $1.2 million as a result of our shut down of CCC International and $1.0 million due to lower headcount and associated costs related to improved efficiency in the customer support area, including the consolidation of certain customer support functions from Glendora, California to our headquarters in Chicago, Illinois in March 2001.

        Commission, Royalties and Licenses.    Commission, royalties and licenses were $2.5 million for the three months ended March 31, 2002 and March 31, 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by 16.6% from $23.0 million, or 48.5% of revenues for the three months ended March 31, 2001, to $19.2 million, or 40.4% of revenues for the three months ended March 31, 2002. This decrease is primarily attributable to the investments made in the first quarter of 2001 in DriveLogic, when DriveLogic was operated as a separate business unit.

        Depreciation and Amortization.    Depreciation and amortization expenses decreased by 22.1% from $3.1 million, or 6.5% of revenues for the three months ended March 31, 2001, to $2.4 million, or 5.1% of revenues for the three months ended March 31, 2002. Depreciation and amortization decreased as a result of fewer investments in computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill against earnings.

        Product Development and Programming.    Product development and programming expenses decreased by 8.5% from $7.7 million, or 16.3% of revenues for the three months ended March 31, 2001, to $7.1 million, or 14.9% of revenues for the three months ended March 31, 2002. The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic organization and associated reduction in force.

        Interest Expense.    Interest expense decreased from $1.3 million for the three months ended March 31, 2001 to $0.2 million for the three months ended March 31, 2002 driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt.

        Minority Interest Expense.    We recorded minority interest expense of $0.4 million for the three months ended March 31, 2002 versus $0.2 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P. The minority interest expense represents Capricorn Investors III, L.P.'s share of CCC Trust's income.

        Equity in losses of ChoiceParts.    We recorded a charge of $0.3 million for the three months ended March 31, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $0.9 million for the same period last year.

        Income Taxes.    Income taxes increased from a benefit of $0.1 million, or 45.1% of the loss from continuing operations before taxes for the three months ended March 31, 2001, to an income tax provision of $3.2 million, or 38.3% of income before taxes for the same period this year. The dollar increase was mainly attributable to higher pretax income.

        Equity in Net Losses of Affiliate.    In conjunction with our decision to reduce investments in and shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand Limited ("Enterstand"), a joint venture established in 1998 between Hearst Communications and CCC International. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

Liquidity and Capital Resources

        During the three months ended March 31, 2002, net cash provided by operating activities was $4.5 million. The Company used $2.5 million, net, for repayments on CCC's Credit Facility, $2.2 million for the purchase of equipment and software, and $0.3 million for an investment in ChoiceParts. As of March 31, 2002, the Company is committed to fund an additional $1.7 million to ChoiceParts, which is expected to occur by the end of 2002.

        Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and funding requirements for our ChoiceParts investment. CCC has the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. CCC invoices each customer one month in advance for the following month's Pathways collision estimating software services. As such, CCC typically receives cash from its customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues.

        Management believes that cash flows from operations and borrowings available under the Credit Facility will be sufficient to meet our liquidity needs for the year ending December 31, 2002.

Forward-Looking Statements

        In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Initial Public Offering Prospectus and Registration on Form S-1 filed with the SEC on August 16, 1996 and the Company's 2001 Annual Report on Form 10-K filed on March 26, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Due to the shut down of our operations in the United Kingdom, we no longer believe our financial results will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's Total Loss valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        In LEPIANE v. THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD INSURANCE COMPANY OF THE MIDWEST and CCC INFORMATION SERVICES INC., No. 00 CH 10545 (Circuit Court of Cook County, Illinois) (filed July 18, 2000), the plaintiffs' claim against CCC was dismissed on March 18, 2002.

        On February 28, 2002, a complaint was filed against CCC and one of its insurance company customers, together with other defendants, in the United States District Court for the Northern District of Alabama. BARBER v STATE AUTO INSURANCE CO., SONNY J. SMITH, EVERS AND ASSOCIATES, INC., BRIAN SIGMON, CCC INFORMATION SERVICES INC., and TIM GAINER, Case No. CV-02-B-0531-S (United States District Court for the Northern District of Alabama) (filed February 28, 2002). The plaintiff in the BARBER case alleges, among other things, that the insurer, using a valuation prepared by CCC, offered him an inadequate amount for his commercial vehicle, which had been declared a total loss. The plaintiff also alleges that his claim was not properly adjusted in various other ways, and he asserts claims against the insurer's claim representative, the claims adjusting company and the claims adjuster. The plaintiff asserts against all defendants claims for violation of the federal RICO act, antitrust violations, civil rights violations, and certain unidentified "pendant state law claims." Plaintiff, who represents himself in the action, purports to seek an award against the defendants of $32,589,261.00 in damages plus an award of attorneys' fees and costs. Plaintiff's damages figure includes, among other things, "the 'intrinsic' civil rights value attained by the deaths/lives since 1776 in all conflicts to include the War on Terror, of only Alabama soldiers via a very honest formula or $647,000 per violation times 12 violations equals $7,764,000, times the three or treble damages allowed by the 'civil rights' statutes equals $23,292,000.00." On April 26, 2002, CCC's motion to dismiss the plaintiff's complaint for failure to state a claim was granted and plaintiff's claims against CCC were dismissed without prejudice.

        On March 27, 2002, a complaint was filed against CCC and one of its insurance company customers in the United States District Court for the Eastern District of Oklahoma. INGRAM v. FARMERS INSURANCE COMPANY, INC. and CCC INFORMATION SERVICES INC., Case Number CIV-02-155-P (United States District Court for the Eastern District of Oklahoma) (filed March 27, 2002). The plaintiffs in the INGRAM case allege that their insurer, using a valuation prepared by CCC, offered them an inadequate amount for their vehicle, which had been declared a total loss. The plaintiffs also allege that CCC's Total Loss valuation service produces values that do not comply with applicable state regulations governing total loss claims settlements. The plaintiffs assert claims against CCC for fraudulent misrepresentation, suppression and concealment, and conspiracy. The plaintiffs seek unspecified compensatory and punitive damages, penalties, and an award of attorneys' fees, interest and costs.

        On April 16, 2002, a complaint was filed against CCC and one of its insurance company customers in the Superior Court for the State of California, City and County of San Francisco. WASHINGTON v CALIFORNIA STATE AUTOMOBILE ASSOCIATION, CCC INFORMATION SERVICES INC., and DOES 1-100, Case No. CGC-02-406786 (Superior Court for the State of California, City and County of San Francisco) (filed April 16, 2002). The plaintiffs in the WASHINGTON case allege that their insurer, using a valuation prepared by CCC, offered them an inadequate amount for their vehicle, which had been declared a total loss. The plaintiffs assert claims against CCC for violation of California Business and Professions Code Section 17200, conspiracy to commit consumer fraud, and conspiracy to defraud. The plaintiff seeks to represent a class consisting of all persons and entities who were insured under a policy written by CSAA whose vehicle was declared a total loss and for whose total loss claim CSAA used a valuation based on a valuation prepared by CCC. Plaintiff seeks unspecified damages as well as an award of attorneys' fees and costs.

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

  (a)
  Exhibits
  11
  Statement Re: Computation of Per Share Earnings
  (b)
  Reports on Form 8-K

          A report on Form 8-K, dated February 7, 2002, was filed on February 7, 2002 disclosing information related to a litigation settlement and an exhibit related to the Company's fourth quarter 2001 earnings release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002	CCC Information Services Group Inc.
	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chairman and Chief Executive Officer
	By:	/s/ Reid E. Simpson
	Name:	Reid E. Simpson
	Title:	Executive Vice President and Chief Financial Officer

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