Form 10-Q
period 2002-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2002-08-14
CIK 1017917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


                                       or


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

As of August 14, 2002, 25,871,792 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


PART I.                 FINANCIAL INFORMATION                                                   Page(s)

Item 1.                 Financial Statements

                        Consolidated Interim Statement of Operations (Unaudited),                  3
                         Three Months and Six Months Ended June 30, 2002 and 2001

                        Consolidated Interim Balance Sheet (Unaudited),                            4
                         June 30, 2002 and December 31, 2001

                        Consolidated Interim Statement of Cash Flows (Unaudited),                  5
                         Six Months Ended June 30, 2002 and 2001

                        Notes to Consolidated Interim Financial Statements (Unaudited)            6-12

Item 2.                 Management's Discussion and Analysis                                     13-19
                         of Financial Condition and Results of Operations

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                 20


PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                          20

Item 2.                 Changes in Securities and Use of Proceeds                                  21

Item 3.                 Defaults Upon Senior Securities                                            21

Item 4.                 Submission of Matters to a Vote of Security Holders                        21

Item 5.                 Other Information                                                          22

Item 6.                 Exhibits and Reports on Form 8-K                                           22


SIGNATURES                                                                                         23

EXHIBIT INDEX                                                                                      24

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                                 --------                            --------
                                                          2002              2001              2002              2001
                                                        --------          --------          --------          --------
Revenues                                                $ 48,178          $ 46,128          $ 95,678          $ 93,518

Expenses:
    Production and customer support                        7,564             8,639            14,710            17,948
    Commissions, royalties and licenses                    2,528             2,512             4,991             5,008
    Selling, general and administrative                   19,558            23,279            38,735            46,261
    Depreciation and amortization                          2,434             3,136             4,852             6,238
    Product development and programming                    6,894             9,319            13,980            17,062
    Restructuring charges                                      -             6,199                 -             6,199
                                                        --------          --------          --------          --------

Total operating expenses                                  38,978            53,084            77,268            98,716
                                                        --------          --------          --------          --------

Operating income (loss)                                    9,200            (6,956)           18,410            (5,198)

Interest expense                                            (168)           (1,188)             (396)           (2,439)
Other income (expense), net                                   (7)              401               210               687
Loss on investment securities and note                         -           (27,595)                -           (27,595)
CCC Capital Trust minority interest expense                 (461)             (384)             (909)             (534)
Equity in losses of ChoiceParts investment                   (50)             (795)             (342)           (1,671)
                                                        --------          --------          --------          --------

Income (loss) from continuing operations before
    income taxes                                           8,514           (36,517)           16,973           (36,750)


Income tax (provision) benefit                            (3,218)           17,957            (6,461)           18,062
                                                        --------          --------          --------          --------

Income (loss) from continuing operations
    before equity losses                                   5,296           (18,560)           10,512           (18,688)

Equity in net income (losses) of affiliate                     -                79                 -            (2,613)
                                                        --------          --------          --------          --------

Income (loss) from continuing operations                   5,296           (18,481)           10,512           (21,301)

Loss from discontinued operations, net of
    income taxes                                               -                 -                 -            (6,982)
                                                        --------          --------          --------          --------

Net income (loss)                                       $  5,296          $(18,481)         $ 10,512          $(28,283)
                                                        ========          ========          ========          ========

Per Share Data
--------------

Income (loss) per common share - basic from:
    Continuing operations                               $   0.21          $  (0.85)         $   0.41          $  (0.98)
    Discontinued operations                                    -                 -                 -             (0.32)
                                                        --------          --------          --------          --------
Income (loss) per common share - basic                  $   0.21          $  (0.85)         $   0.41          $  (1.30)
                                                        ========          ========          ========          ========

Income (loss) per common share - diluted from:
    Continuing operations                               $   0.20          $  (0.85)         $   0.40          $  (0.98)
    Discontinued operations                                    -                 -                 -             (0.32)
                                                        --------          --------          --------          --------
Income (loss) per common share - diluted                $   0.20          $  (0.85)         $   0.40          $  (1.30)
                                                        ========          ========          ========          ========
Weighted average shares outstanding:
    Basic                                                 25,826            21,794            25,763            21,781
    Diluted                                               26,767            21,794            26,468            21,781


              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                               June 30,       December 31,
                                                                                                 2002             2001
                                                                                               --------         --------
                                                         ASSETS
Cash                                                                                           $    768         $    766
Accounts receivable (net of reserves of $2,497 and $2,288
    at June 30, 2002 and December 31, 2001, respectively)                                        12,652           11,346
Income tax receivable                                                                            13,103                -
Current portion deferred income taxes                                                                 -            5,322
Other current assets                                                                              6,788            6,461
                                                                                               --------         --------

    Total current assets                                                                         33,311           23,895

Property and equipment (net of accumulated depreciation
    of $30,254 and $25,376 at June 30, 2002 and
    December 31, 2001, respectively)                                                             12,307           13,487
Goodwill                                                                                          4,896            4,896
Deferred income taxes (net of valuation allowance of $11,489
    at June 30, 2002 and December 31, 2001)                                                      11,164           18,587
Investments                                                                                         235              302
Other assets                                                                                      1,546            1,027
                                                                                               --------         --------

      Total Assets                                                                             $ 63,459         $ 62,194
                                                                                               ========         ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft                                                                                 $  1,432         $  1,205
Accounts payable and accrued expenses                                                            30,002           36,228
Income taxes payable                                                                              2,095                -
Current portion of long-term debt                                                                   807              421
Deferred revenues                                                                                 5,193            6,297
                                                                                               --------         --------

    Total current liabilities                                                                    39,529           44,151

Long-term debt                                                                                      411            7,145
Deferred revenues                                                                                    34               66
Other liabilities                                                                                 3,559            3,737
Net liabilities of discontinued operations                                                          475              536
                                                                                               --------         --------

    Total Liabilities                                                                            44,008           55,635
                                                                                               --------         --------

Company obligated manditorily redeemable preferred securities of
    subsidiary trust holding solely company-guaranteed debentures                                13,551           13,370
                                                                                               --------         --------

Common stock ($0.10 par value, 40,000,000 shares authorized,
    25,860,637 and 25,503,567 shares outstanding at
    June 30, 2002 and December 31, 2001, respectively)                                            2,984            2,967
Additional paid-in capital                                                                      125,404          124,188
Accumulated deficit                                                                             (75,075)         (85,587)
Accumulated other comprehensive loss                                                                (10)             (10)
Notes receivable from officer                                                                    (1,200)               -
Treasury stock, at cost ($0.10 par value, 4,094,665 and 4,286,665 shares
    in treasury at June 30, 2002 and December 31, 2001, respectively)                           (46,203)         (48,369)
                                                                                               --------         --------

    Total stockholders' equity (deficit)                                                          5,900           (6,811)
                                                                                               --------         --------

        Total Liabilities and Stockholders' Equity (Deficit)                                   $ 63,459         $ 62,194
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

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                               2002                 2001
                                                                             --------             --------
Operating activities:
Net income (loss)                                                            $ 10,512            $ (28,283)
Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Loss from discontinued operations, net of income taxes                        -                6,982
      Loss on investment securities and note                                        -               27,595
      Restructuring charges                                                         -                6,199
      Equity in losses of ChoiceParts                                             342                1,671
      Equity in losses of Enterstand                                                -                2,613
      Depreciation and amortization of property and equipment                   4,852                5,459
      Amortization of goodwill                                                      -                  751
      CCC Capital Trust minority interest expense                                 909                  534
      Deferred income tax provision (benefit)                                  12,745              (17,228)
      Other, net                                                                  344                 (247)
      Changes in:
        Accounts receivable, net                                               (1,306)               3,468
        Income tax receivable                                                 (13,103)              (3,975)
        Other current assets                                                      260                  275
        Other assets                                                             (519)                 256
        Accounts payable and accrued expenses                                  (5,251)             (14,939)
        Current income taxes                                                    2,220                3,096
        Deferred revenues                                                      (1,136)                 983
        Other liabilities                                                        (178)                 113
                                                                             --------             --------

Net cash provided by (used for) operating activities:
        Continuing operations                                                  10,691               (4,677)
        Discontinued operations                                                   (61)              (2,714)
                                                                             --------             --------
Net cash provided by (used for) operating actvities                            10,630               (7,391)
                                                                             --------             --------

Investing activities:
    Capital expenditures                                                       (4,334)              (2,253)
    Investment in affiliates                                                     (275)              (5,422)
    Proceeds from sale of discontinued businesses                                   -                  631
    Decrease in long-term notes receivable                                          -                   18
    Other, net                                                                      -                   45
                                                                             --------             --------

          Net cash used for investing activities                               (4,609)              (6,981)
                                                                             --------             --------

Financing activities:
    Principal repayments on long-term debt                                    (28,500)             (25,540)
    Proceeds from borrowings on long-term debt                                 22,000               26,540
    Proceeds from exercise of stock options                                     1,089                   38
    Proceeds from employee stock purchase plan                                    194                  303
    Trust preferred and equity issuance costs                                       -               (1,990)
    Issuance of trust preferred securities and warrants                             -               15,000
    CCC Capital Trust note interest payment                                      (365)                   -
    Principal repayments of short-term note                                      (234)                   -
    Principal repayments of capital lease obligations                            (203)                 (88)
                                                                             --------             --------

          Net cash provided by (used for) financing activities                 (6,019)              14,263
                                                                             --------             --------

Net increase (decrease) in cash                                                     2                 (109)

Cash:
    Beginning of period                                                           766                  912
                                                                             --------             --------
    End of period                                                            $    768             $    803
                                                                             ========             ========

Supplemental Disclosures:
------------------------
    Cash paid:
      Interest                                                                   (199)              (2,189)
      Income taxes, net of refunds                                             (4,600)                (185)

              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

         CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which now operates as one business segment, employing 840 full-time employees. We automate the process of evaluating and settling automobile claims. Our products and services allow our customers to integrate estimate information, including labor time and cost and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers, automobile dealers and consumers, to manage the automobile claims and vehicle restoration process.


NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 2002 and 2001 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC").

         PER SHARE INFORMATION

         Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three and six months ended June 30, 2002, options and warrants to purchase a weighted average number of 803,339 and 1,265,954 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the period. In addition, if the Company has net losses, options and warrants to purchase shares are not included in the computation of diluted earnings per share because the options and warrants, if included, would be antidilutive.

         CONTINGENCIES

         In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and reasonably estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 2002 cannot currently be reasonably determined.

NOTE 3 - GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company January 1, 2002. Under SFAS 142, goodwill is no longer amortized to earnings, but instead reviewed for impairment on at least an annual basis. The Company adopted SFAS 142 on January 1, 2002 and ceased the amortization of goodwill against earnings. In accordance with the implementation provisions of SFAS 142, the Company has completed the required transitional impairment analysis and has determined that there is no impairment in the value of goodwill. The adoption of SFAS 142 reduced amortization expense for the three and six months ended June 30, 2002, by $0.2 million and $0.4 million, respectively. On an annual basis through 2007, the Company expects the impact of SFAS 142 to reduce amortization expense by $0.8 million.

         Net income and earnings per share for the three months ended March 31, 2001 and June 30, 2001 and the six months ended June 30, 2001, adjusted to eliminate the historical amortization of goodwill, is as follows (in thousands except per share data):

                                                 THREE MONTHS      THREE MONTHS         SIX MONTHS
                                                ENDED MARCH 31,    ENDED JUNE 30,      ENDED JUNE 30,
                                                --------------    ---------------     ---------------
Net loss:
   As reported                                    $   (9,802)       $  (18,481)         $  (28,283)
   Goodwill amortization                                 440               311                 751
                                                  ----------        ----------          ----------
        Adjusted net loss                         $   (9,362)       $  (18,170)         $  (27,532)
                                                  ==========        ==========          ==========
Per share loss - basic:
   As reported                                    $    (0.45)       $    (0.85)         $    (1.30)
   Goodwill amortization                                0.02              0.02                0.04
                                                  ----------        ----------          ----------
        Adjusted per share loss - basic           $    (0.43)       $    (0.83)         $    (1.26)
                                                  ==========        ==========          ==========
Per share loss - diluted:
   As reported                                    $    (0.45)       $    (0.85)         $    (1.30)
   Goodwill amortization                                0.02              0.02                0.04
                                                  ----------        ----------          ----------
        Adjusted per share loss - diluted         $    (0.43)       $    (0.83)         $    (1.26)
                                                  ==========        ==========          ==========

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities at fair value, when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS 146 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                                          THREE MONTHS            SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                        ------------------     ------------------
                                                         2002       2001         2002      2001
                                                        ------    --------     -------   --------
                                                                    (IN THOUSANDS)
           Net income (loss)                            $5,296    $(18,481)    $10,512   $(28,283)
           Foreign currency translation adjustments         --         (66)         --       (158)
                                                        ------    --------     -------   --------
           Comprehensive income (loss)                  $5,296    $(18,547)    $10,512   $(28,441)
                                                        ======    ========     =======   ========

NOTE 6 - INVESTMENT IN CHANNELPOINT

         ChannelPoint, Inc. is an e-commerce exchange services and technology platform provider for insurance and benefits companies. As of June 30, 2002, the Company owned 5,036,634 shares, representing approximately 5.7%, on a fully diluted basis, of ChannelPoint's common stock. The carrying value of this investment and related note receivable of $27.1 million, net of $0.5 million received in full settlement of the loan obligations outstanding, was fully written off in 2001 after an impairment review. On June 27, 2002, ChannelPoint, Inc. filed a certificate of dissolution with the Delaware Secretary of State and is now proceeding with its dissolution in accordance with the plan of complete liquidation and dissolution.

NOTE 7 - INVESTMENT IN CHOICEPARTS

         On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In February 2002, the Company funded an additional $0.3 million to ChoiceParts. Approximately $1.7 million of the commitment was still outstanding as of June 30, 2002 and while there are no specific plans to fund at this time, all or some of this commitment may be funded in 2002. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a charge of $0.1 million and $0.4 million related to the Company's share of the losses in ChoiceParts for the three months and six months ended June 30, 2002, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

         Summary financial information for ChoiceParts for the three and six month periods ended June 30, 2002 was as follows:

                                                           THREE MONTHS       SIX MONTHS
                                                          ENDED JUNE 30,    ENDED JUNE 30,
                                                               2002              2002
                                                          --------------   --------------
                                                                   (IN THOUSANDS)
                  Revenues                                       $3,680           $ 7,268
                                                          ==============   ==============
                  Loss from operations                           $ (267)          $(1,298)
                                                          ==============   ==============
                  Net loss                                       $ (266)          $(1,286)
                                                          ==============   ==============

NOTE 8 - INFO4CARS

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

NOTE 9 - RESTRUCTURING CHARGES

         In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. During the three and six months ended June 30, 2002, the Company paid $0.2 and $0.4 million, respectively, in severance and outplacement payments. As of June 30, 2002, $0.1 million of additional payments remain unpaid. The Company expects to pay the remaining amounts in 2002.

         During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of expected future sublease income, to write-off excess office space in Chicago. The charge recorded is adequate as of June 30, 2002.

NOTE 10 - DISCONTINUED OPERATIONS

         On April 19, 2001, the Company announced its decision to discontinue the operations of its CCC Consumer Services segment and completed the wind down of the operations of this segment in December 2001. During the first quarter of 2002, the remaining severance costs of $0.1 million were paid. In addition, the Company paid $0.1 million in other contractual commitments in the second quarter of 2002. As of June 30, 2002, $0.5 million of additional payments remain unpaid, which the Company expects to pay in 2002.

         Revenues and loss from discontinued operations were as follows:

                                                                          THREE MONTHS          SIX MONTHS
                                                                         ENDED JUNE 30,        ENDED JUNE 30,
                                                                         2002       2001       2002      2001
                                                                       -------    -------    -------   -------
                                                                        (In thousands)         (In thousands)
              Revenues                                                     $--        $--        $--   $ 4,587
                                                                       =======    =======    =======   =======
              Loss before income taxes                                     $--        $--        $--   $(1,920)
              Income tax benefit                                            --         --         --       931
              Loss from operations                                          --         --         --      (989)
                                                                       -------    -------    -------   -------
              Loss on disposal                                              --         --         --    (7,700)
              Income tax benefit                                            --         --         --     1,707
                                                                       -------    -------    -------   -------
              Net loss on disposal                                          --         --         --    (5,993)
                                                                       -------    -------    -------   -------
              Loss from discontinued operations, net of tax                $--        $--        $--   $(6,982)
                                                                       =======    =======    =======   =======

         The net liabilities of discontinued operations as of June 30, 2002 and December 31, 2001 consisted of the following:

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2002            2001
                                                                     ----------       ----------
                                                                            (IN THOUSANDS)
                      Accounts receivable                                $  --            $ 114
                      Accounts payable and accruals                       (475)            (650)
                                                                     ----------       ----------
                      Net liabilities of discontinued operations         $(475)           $(536)
                                                                     ==========       ==========

NOTE 11 - LONG TERM DEBT

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

         During 2001, the Company entered into two separate agreements to lease software licenses. These leases, which are for 36 months and expire in early 2004, are classified as capital leases.

         In the first quarter of 2002, the Company entered into an insurance premium financing agreement. The term of the insurance policy covered by this agreement is 14 months and expires in April 2003. The Company financed $0.6 million at a annual rate of 4.19%. The agreement requires the Company to make ten equal installments beginning in March 2002 and ending in December 2002.


                 Long-term debt consisted of the following:

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                  2002            2001
                                                                               -------------   -------------
                                                                                     (IN THOUSANDS)

             Credit Facility                                                          $   --          $6,500
             Financing agreement                                                         354              --
             Capital lease obligations                                                   864           1,066
                                                                               -------------   -------------
               Total debt                                                              1,218           7,566

             Due within one year (capital lease)                                         453             421
             Due within one year (financing agreement)                                   354              --
                                                                               -------------   -------------
             Due after one year                                                       $  411          $7,145
                                                                               =============   =============


NOTE 12 - CCC CAPITAL TRUST

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

         The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of
(i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. On April 1 and July 1, 2002 the Company paid $0.4 million each, for the first and second quarterly interest payments.


NOTE 13 - INCOME TAXES

                                                             JUNE 30,      DECEMBER 31,
                                                               2002            2001
                                                          -----------      -----------
                                                                  (IN THOUSANDS)
Income tax receivable                                       $ 13,103         $     --
Current portion of deferred income taxes                          --            5,322
                                                          ----------      -----------
Total current income tax assets                             $ 13,103         $  5,322

Deferred income tax assets                                  $ 22,653         $ 30,076
Valuation allowance                                          (11,489)         (11,489)
                                                          ----------      -----------

Total deferred income tax asset                               11,164           18,587
                                                          ----------      -----------
Total income tax assets current and non-current             $ 24,267         $ 23,909
                                                          ==========      ===========
Total current income taxes payable                          $  2,095         $     --
                                                          ==========      ===========


         The increase in current income tax assets at June 30, 2002 is attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. As of June 30, 2002, the income tax receivable represents the expected refund of taxes paid in 1996, 1997, 1998 and 1999 when the operating losses incurred during 2001 were carried back to those prior years. During July 2002, the Company received this refund. For the three and six months ended June 30, 2002, the Company recorded an income tax provision based on income earned.


NOTE 14 - LEGAL PROCEEDINGS

         The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's TOTAL LOSS valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the period ended March 31, 2002.

         On July 5, a complaint was filed against CCC and one of its insurance company customers in the Superior Court for the State of California, County of Alameda. ANDERSON v. CALIFORNIA STATE AUTOMOBILE ASS'N, CCC INFORMATION SERVICES INC., and DOES 1-100, Case Action No. 2002056932 (Superior Court for the State of California, County of Alameda) (filed July 5, 2002). The plaintiffs in the ANDERSON case allege that their insurer, using a valuation prepared by CCC, offered them an inadequate amount for their vehicle, which had been declared a total loss. On that basis, the plaintiffs assert claims against CCC for conspiracy to commit statutory consumer fraud and conspiracy to commit common law fraud. The plaintiffs seek to represent a class consisting of all persons who were insured under an automobile policy written by CSAA whose vehicle was declared a total loss for which CSAA's total loss valuation was based on a valuation report prepared by CCC. The plaintiff's seek restitution and/or disgorgement of revenues or profits, pre-judgment interest, unspecified damages, and an award of attorneys' fees and costs.

         In ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (Circuit Court of Cook County,

Illinois) (filed October 19, 1999), on June 28, 2002, the plaintiff's claims against all defendants, including CCC, were dismissed without prejudice for failure to state a claim for relief. The plaintiff has until September 4, 2002, in order to file a second amended complaint.

         In STEPHENS v. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (Circuit Court of Cook County, Illinois) (filed October 28, 1999), on June 28, 2002, the plaintiff's claims against all defendants, including CCC, were dismissed with prejudice.

         In STOUDEMIRE v. METROPOLITAN GENERAL INSURANCE COMPANY, MET LIFE AUTO & HOME INSURANCE AND CCC INFORMATION SERVICES INC., Civil Action No. CV 01-3135-TSM (Circuit Court of Montgomery County, Alabama) (filed October 16,
2000), the case has been resolved and the plaintiffs' claims against CCC and its co-defendant shall be dismissed with prejudice. The resolution of this case will not have a material adverse impact on the Company's results of operations or financial condition.

         In WASHINGTON v CALIFORNIA STATE AUTOMOBILE ASSOCIATION, CCC INFORMATION SERVICES INC., and DOES 1-100, Case No. CGC-02-406786 (Superior Court for the State of California, City and County of San Francisco) (filed April 16, 2002), the plaintiffs filed an amended complaint on June 17, 2002 in which CCC was no longer named as a defendant.

         The plaintiffs' claims against CCC were dismissed without prejudice in or around March 2002 in each of the following cases pending in the Circuit Court of Madison County, Illinois: SCHOENLEBER v. PRUDENTIAL PROPERTY AND CASUALTY INC. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 99 (filed January 18,
2001); EDWARDS v. MID-CENTURY INS. CO. d/b/a FARMERS INS. AND CCC INFORMATION SERVICES INC., Case No. 01 L 151 (filed February 6, 2001); BORDONI v. CGU INS. GROUP d/b/a CGU INS. CO. OF ILLINOIS and CCC INFORMATION SERVICES INC., Case No. 01 L 157 (filed February 6, 2001); RICHARDSON v. PROGRESSIVE PREMIER INS. CO. OF ILLINOIS d/b/a PROGRESSIVE and CCC INFORMATION SERVICES INC., Case No. 01 L 149 (filed February 6, 2001); HUFF v. HARTFORD INS. CO. OF ILLINOIS d/b/a THE HARTFORD AND CCC INFORMATION SERVICES INC., Case No. 01 L 158 (filed February 6,
2001); KNACKSTEDT v. ST. PAUL FIRE AND MARINE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 01 L 153 (filed February 6, 2001); MOORE v. SHELTER INS. COS. and CCC INFORMATION SERVICES INC., Case No. 01 L 160 (filed February 6,
2001).

         CCC intends to vigorously defend its interests in the lawsuits and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. During the fourth quarter of 2001, the Company recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward an anticipated settlement of certain of the claims relating to CCC's TOTAL LOSS valuation service. The charge recorded is adequate as of June 30, 2002, for the settlement of the claims covered thereby. Beyond that amount, the Company is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the litigations proceed, CCC will continue to assess its potential impact.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our products and services include PATHWAYS collision estimating and appraisal solution products, TOTAL LOSS valuation services, information services products and workflow products.

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

         Customers also use PATHWAYS collision estimating software to access databases of information gathered from various vendors. These databases include a database that provides local part availability and price information on aftermarket and reconditioned parts. Customers using PATHWAYS collision estimating software with RECYCLED PARTS SERVICES also have access to a database that provides local part availability and price information on recycled or salvage parts.

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

INFORMATION SERVICES PRODUCTS

         CLAIMSCOPE NAVIGATOR is our next generation, on-line, Web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using PATHWAYS collision estimating and TOTAL LOSS data. CLAIMSCOPE NAVIGATOR permits our customers to conduct in-depth analyses of claim information by parts and labor usage, cycle time measurements and vehicle type and condition.

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

OTHER PRODUCTS AND SERVICES

         OTHER. Some of our other principal products and services include our Computerized Automobile Rental System and the leasing and selling of computer hardware.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         The Company reported net income of $5.3 million, or $0.20 per share on a diluted basis, for the three months ended June 30, 2002, versus a net loss of $(18.5) million, or $(0.85) per share on a diluted basis, for the same quarter last year. Included in the prior year quarter was the loss from the write-off of the investment in ChannelPoint of $(27.6) million and the restructuring charge of $(6.2) million.

         OPERATING INCOME. Operating income increased quarter over quarter by $16.2 million due to a decrease in expenses of $14.1 million and an increase in revenues of $2.1 million. Our operating margin, (operating income (loss) as a percentage of revenue), increased to 19.1% for the quarter ended June 30, 2002 compared to (15.1%) in 2001. The increase in operating income and margin for the second quarter of 2002 was due primarily to a continued improvement in profitability resulting from our restructuring charge, which occurred in June 2001. As a result of the restructuring, the number of full-time employees has decreased by approximately 29% in 2002 over the prior year. Operating income for the second quarter last year also included an operating loss of $(2.9) million for CCC International, which was shut down in June 2001.

         REVENUES. Revenues for the second quarter 2002 were $48.2 million versus $46.1 million for the same quarter last year. Excluding revenues of $0.4 million from CCC International for the quarter ended June 30, 2001, revenues from our U.S. business in the second quarter 2002 increased $2.4 million, or 5.3%, compared to the same quarter last year.

Revenues by major product groups in the U.S. include:

                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 ---------------------
                                                                                   2002          2001
                                                                                 -------       -------

        Pathways Collision Estimating Products............................       $29,191       $27,217
        Total Loss Valuation Services.....................................        11,398        11,876
        Information Services..............................................           273           130
        Workflow Products.................................................         5,617         4,623
        Other.............................................................         1,699         1,915
                                                                                 -------       -------
        Total.............................................................       $48,178       $45,761
                                                                                 =======       =======

         Revenues from our PATHWAYS collision estimating products increased in the second quarter of 2002 by $2.0 million or 7.3% compared to the same quarter last year. This was led by an increase in the number of units due to new automotive collision repair customers and increased units from existing insurance company customers and to an increase in the number of PATHWAYS DIGITAL IMAGING product units used by our automotive collision repair customers.

         Revenues from our TOTAL LOSS valuation services decreased by $0.5 million or 4% from the second quarter of 2001 to the second quarter of 2002 due to lower transaction volumes.

          Revenues from our workflow products, which includes our EZNET communications network and our PATHWAYS APPRAISAL QUALITY SOLUTION, increased in the second quarter of 2002 by $1.0 million or 21.5% compared to the second quarter of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNET communications network.

         The decrease in revenues from our other products and services, including our Computerized Automobile Rental System and the leasing of computer hardware, was due to a decrease in transaction volume, a decrease in the number of units leased and a reduced price negotiated for a customer leasing hardware.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses decreased by 12.4% from $8.6 million for the three months ended June 30, 2001, or 18.7% of revenues, to $7.6 million, or 15.7% of revenues. These expenses decreased by $0.3 million as a result of our shut down of CCC International, $0.3 million due to lower headcount and associated costs related to improved efficiency in the customer support area, including the consolidation of certain customer support functions and $0.4 million from the DriveLogic support department eliminated in June 2001 as part of restructuring.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses were $2.5 million for both the three months ended June 30, 2002 and June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 16.0% from $23.3 million, or 50.5% of revenues, for the three months ended June 30, 2001, to $19.5 million, or 40.6% of revenues, for the three months ended June 30, 2002. These expenses decreased primarily as a result of investments made in the second quarter of 2001 in DriveLogic, when DriveLogic was operated as a separate business unit. Another contributing factor was lower communication expenses of $0.6 million due to renegotiated rates and reduced usage.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 22.4% from $3.1 million, or 6.8% of revenues, for the three months ended June 30, 2001, to $2.5 million, or 5.1% of revenues, for the three months ended June 30, 2002. Depreciation and amortization decreased as a result of fewer investments in computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill against earnings.

          PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses decreased by 26.0% from $9.4 million, or 20.2% of revenues, for the three months ended June 30, 2001, to $6.9 million, or 14.3% of revenues, for the three months ended June 30, 2002. The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic business unit and the associated reduction-in-force.

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

         INTEREST EXPENSE. Interest expense decreased from $1.1 million for the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002 driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to the cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and had no borrowings during May and June of 2002.

         MINORITY INTEREST EXPENSE. We recorded minority interest expense of $0.5 million for the three months ended June 30, 2002 versus $0.3 million for the same quarter last year. The interest is associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P. The minority interest expense represents Capricorn Investors III, L.P.'s share of CCC Trust's income.

         LOSS ON INVESTMENT SECURITIES AND NOTE. We recorded a loss in the second quarter of 2001 of approximately $27.6 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. Subsequently, in the fourth quarter of 2001, we received $0.5 million from ChannelPoint in full settlement of the loan obligations outstanding.

         EQUITY IN LOSSES OF CHOICEPARTS. We recorded a charge of $0.1 million for the three months ended June 30, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $0.8 million for the same period last year.

         INCOME TAXES. Income taxes increased from a benefit of $18.0 million, or 49.2% of the loss from continuing operations before taxes for the three months ended June 30, 2001, to an income tax provision of $3.3 million, or 37.8% of income before taxes for the same period this year. The dollar increase was mainly attributable to higher pretax income.

         EQUITY IN NET INCOME (LOSSES) OF AFFILIATE. In conjunction with our decision to shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand Limited ("Enterstand"), a joint venture established in 1998 between Hearst Communications and CCC International. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

         The Company reported net income of $10.5 million, or $0.40 per share on a diluted basis, for the six months ended June 30, 2002, versus a net loss of $(28.3) million, or $(1.30) per share on a diluted basis, for the same period last year. Included in the prior year net loss was the loss from discontinued operations from the former CCC Consumer Services segment of $(7.0) million, net of income taxes, or $(0.32) per share, the loss from the write-off of the investment in ChannelPoint of $(27.6) million and the restructuring charge of $(6.2) million.

         OPERATING INCOME. Operating income increased period over period by $23.6 million due to a decrease in expenses of $21.4 million and an increase in revenues of $2.2 million. Our operating margin, (operating income (loss) as a percentage of revenue), increased to 19.2% for the period ended June 30, 2002 compared to (5.6%) in 2001. The increase in operating income and margin for the six months ended 2002 was due primarily to a continued improvement in profitability resulting from our restructuring charge, which occurred in June 2001. As a result of the restructuring, the number of full-time employees has decreased by approximately 29% in 2002 over the prior year. Operating income for the six months ended June 30, 2001 included an operating loss of $(3.4) million for CCC International, which was shut down in June 2001.

         REVENUES. Revenues for the six months ended 2002 were $95.7 million versus $93.5 million for the same period last year. Excluding revenues of $1.4 million from CCC International for the period ended June 30, 2001, revenues from our U.S. business in the six months ended June 30, 2002 increased $3.6 million, or 3.9%, compared to the same period last year.

Revenue by major product groups in the U.S. include:

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            -------------------------
                                                                                2002          2001
                                                                            -----------   -----------

       Pathways Collision Estimating Products............................       $57,712       $53,948
       Total Loss Valuation Services.....................................        22,837        24,334
       Information Services..............................................           570           247
       Workflow Products.................................................        11,008         9,337
       Other.............................................................         3,551         4,289
                                                                            -----------   -----------
       Total.............................................................       $95,678       $92,155
                                                                            ===========   ===========

         Revenues from our PATHWAYS collision estimating products increased in the six months ended June 30, 2002 by $3.8 million or 7.0% compared to the same period of 2001. This was led by an increase in the number of units due to new automotive collision repair customers and increased units from existing insurance company customers and due to an increase in the number of PATHWAYS DIGITAL IMAGING product units used by our automotive collision repair customers.

         Revenues from our TOTAL LOSS valuation services decreased by $1.5 million or 6.2% from the six months ended June 30, 2001 compared to the same period of 2002 due to lower transaction volumes.

          Revenues from our workflow products, which includes our EZNET communications network and our PATHWAYS APPRAISAL QUALITY SOLUTION, increased in the six months ended June 30, 2002 by $1.7 million or 17.9% compared to the same period of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNET communications network.

         The decrease in revenues from our other products, including the Computerized Automobile Rental System and the leasing of computer hardware, was due to a decrease in transactions volume, a decrease in the number of units leased and a reduced price negotiated for a customer leasing hardware.

         PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses decreased by 18.0% from $17.9 million for the six months ended June 30, 2001, or 19.2% of revenues, to $14.7 million, or 15.4% of revenues. These expenses decreased by $1.5 million as a result of our shut down of CCC International, $1.3 million due to lower headcount and associated costs related to improved efficiency in the customer support area, including the consolidation of certain customer support functions and $0.4 million from the DriveLogic support department eliminated in June 2001 as part of restructuring.

         COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses were $5.0 million for both the six months ended June 30, 2002 and June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 16.3% from $46.3 million, or 49.5% of revenues, for the six months ended June 30, 2001, to $38.7 million, or 40.5%, of revenues for the six months ended June 30, 2002. These expenses decreased primarily as a result of investments made in the first half of 2001 in DriveLogic, when DriveLogic was operated as a separate business unit. Another contributing factor was lower communication expenses of $0.9 million due to renegotiated rates and reduced usage.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 22.2% from $6.2 million, or 6.7% of revenues, for the six months ended June 30, 2001, to $4.9 million, or 5.1% of revenues, for the six months ended June 30, 2002. Depreciation and amortization decreased as a result of fewer investments in computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill against earnings.

          PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses decreased by 18.1% from $17.1 million, or 18.2% of revenues, for the six months ended June 30, 2001, to $14.0 million, or 14.6% of revenues, for the six months ended June 30, 2002. The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic business unit and the associated reduction-in-force.

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

         INTEREST EXPENSE. Interest expense decreased from $2.4 million for the six months ended June 30, 2001 to $0.4 million for the six months ended June 30, 2002 driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to the cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and had no borrowings during May and June of 2002.

         MINORITY INTEREST EXPENSE. We recorded minority interest expense of $0.9 million for the six months ended June 30, 2002 versus $0.5 million for the same period last year. The interest is associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P. The minority interest expense represents Capricorn Investors III, L.P.'s share of CCC Trust's income.

         LOSS ON INVESTMENT SECURITIES AND NOTE. We recorded a loss in the second quarter of 2001 of approximately $27.6 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. Subsequently, in the fourth quarter of 2001, we received $0.5 million from ChannelPoint in full settlement of the loan obligations outstanding.

         EQUITY IN LOSSES OF CHOICEPARTS. We recorded a charge of $0.4 million for the six months ended June 30, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $1.7 million for the same period last year.

         INCOME TAXES. Income taxes increased from a benefit of $18.1 million, or 49.1% of the loss from continuing operations before taxes for the six months ended June 30, 2001, to an income tax provision of $6.5 million, or 38.1% of income before taxes for the same period this year. The dollar increase was mainly attributable to higher pretax income.

         EQUITY IN NET INCOME (LOSSES) OF AFFILIATE. In conjunction with our decision to shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand Limited ("Enterstand"), a joint venture established in 1998 between Hearst Communications and CCC International. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, net cash provided by operating activities was $9.7 million, proceeds received from the exercise of stock options was $1.1 million and proceeds from the employee stock purchase plan was $0.2 million. The Company used $6.5 million, net, for repayment of CCC's Credit Facility, $4.3 million for the purchase of equipment and software, and $0.3 million for an investment in ChoiceParts. As of June 30, 2002, the Company is committed to fund an additional $1.7 million to ChoiceParts, and while there are no specific plans to fund at this time, all or some of this commitment may be funded in 2002.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations under capital leases, operating leases and a financing agreement are summarized below:


                                Total    2002      2003     2004     2005       2006    Thereafter
                               -------  ------    ------   ------   -----      ------   ----------
Capital lease obligations..... $   864  $  218    $  487   $  159    $  --     $  --     $  --
Financing agreement........... $   354  $  354    $  --    $  --     $  --     $  --     $  --
Operating leases.............. $30,003  $4,385    $8,606   $6,108    $3,342    $2,668    $4,894


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information provided in Note 14 to the financial statements contained in Part I of this form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Registrant was held on May 16, 2002.

         (b) The directors listed in the Registrant's Proxy Statement dated April 17, 2002, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

                     DIRECTOR                       FOR                 WITHHELD
                     --------                       ---                 --------
                     Morgan W. Davis             23,260,746            1,319,122
                     Michael R. Eisenson         23,492,102            1,087,766
                     Thomas L. Kempner           24,349,092              230,776
                     Dudley C. Mecum             23,444,933            1,134,935
                     Githesh Ramamurthy          23,431,790            1,148,078
                     Mark A. Rosen               23,496,514            1,083,354
                     Herbert S. Winokur          23,428,630            1,151,238

         (c) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 24,345,582 for, 228,983 against and 5,303 withheld.

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

Date: August 14, 2002             CCC Information Services Group Inc.

                                  By:      /s/ Githesh Ramamurthy
                                           ----------------------
                                  Name:    Githesh Ramamurthy
                                  Title:   Chairman and Chief Executive Officer



                                  By:      /s/ Reid E. Simpson
                                           ----------------------
                                  Name:    Reid E. Simpson
                                  Title:   Executive Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

 11      Statement Re: Computation of Per Share Earnings