Form 10-Q
period 2002-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2002-11-14
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

As of November 14, 2002, 26,042,152 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.


                                       TABLE OF CONTENTS


PART I.                              FINANCIAL INFORMATION                       Page(s)
Item 1.         Financial Statements

                Consolidated Interim Statements of Operations (Unaudited)              3
                  Three Months and Nine Months Ended September 30, 2002 and 2001

                Consolidated Interim Balance Sheets,                                   4
                  September 30, 2002 (Unaudited) and December 31, 2001

                Consolidated Interim Statements of Cash Flows (Unaudited),             5
                  Nine Months Ended September 30, 2002 and 2001

                Notes to Consolidated Interim Financial Statements (Unaudited)      6-12

                Management's Discussion and Analysis                               12-23
Item 2.           of Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk            23

Item 4.         Controls and Procedures                                            23-24


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                     24

Item 2.         Changes in Securities and Use of Proceeds                             24

Item 3.         Defaults Upon Senior Securities                                       24

Item 4.         Submission of Matters to a Vote of Security Holders                   24

Item 5.         Other Information                                                     24

Item 6.         Exhibits and Reports on Form 8-K                                      24


SIGNATURES                                                                            25

CERTIFICATIONS                                                                     26-29

EXHIBIT INDEX                                                                         30

                          PART I. FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                       -----------------   -------------------
                                                         2002      2001      2002       2001
                                                       --------  -------   --------  ---------
REVENUES                                               $47,797   $46,592   $143,475   $140,110

OPERATING EXPENSES:
  Production and customer support                        6,702     7,225     21,412     25,173
  Commissions, royalties and licenses                    2,767     2,528      7,758      7,536
  Selling, general and administrative                   19,635    23,120     58,370     69,381
  Depreciation and amortization                          2,295     2,895      7,147      9,133
  Product development and programming                    7,242     6,973     21,222     24,035
  Restructuring charges                                    869         -        869      6,199
                                                       --------  --------  ---------  ---------

    Total operating expenses                            39,510    42,741    116,778    141,457
                                                       --------  --------  ---------  ---------

OPERATING INCOME (LOSS)                                  8,287     3,851     26,697     (1,347)

Interest expense                                          (160)   (1,145)      (556)    (3,584)
Other income                                                76        44        286        731
Loss on investment securities and note                       -         -          -    (27,595)
CCC Capital Trust minority interest expense               (475)     (410)    (1,384)      (944)
Equity in income (losses) of ChoiceParts investment         47      (481)      (295)    (2,152)
                                                       --------  --------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND EQUITY INCOME (LOSSES)                7,775     1,859     24,748    (34,891)


Income tax (provision) benefit                            (754)     (946)    (7,215)    17,116
                                                       --------  --------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EQUITY INCOME (LOSSES)                          7,021       913     17,533    (17,775)

Equity in net income (losses) of affiliate                   -       259          -     (2,354)
                                                       --------  --------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 7,021     1,172     17,533    (20,129)

Income (loss) from discontinued operations, net of
  income taxes                                             354         -        354     (6,982)
                                                       --------  --------  ---------  ---------

NET INCOME (LOSS)                                      $ 7,375   $ 1,172   $ 17,887   $(27,111)
                                                       ========  ========  =========  =========

Per Share Data:
---------------

Income (loss) per common share - basic from:
  Continuing operations                                $  0.27   $  0.05   $   0.68   $  (0.92)
  Discontinued operations                                 0.01         -       0.01      (0.32)
                                                       --------  --------  ---------  ---------
Income (loss) per common share - basic                 $  0.28   $  0.05   $   0.69   $  (1.24)
                                                       ========  ========  =========  =========

Income (loss) per common share - diluted from:
  Continuing operations                                $  0.26   $  0.05   $   0.65   $  (0.92)
  Discontinued operations                                 0.01         -       0.01      (0.32)
                                                       --------  --------  ---------  ---------
Income (loss) per common share - diluted               $  0.27   $  0.05   $   0.66   $  (1.24)
                                                       ========  ========  =========  =========

Weighted average shares outstanding:
  Basic                                                 25,873    21,821     25,800     21,794
  Diluted                                               26,904    21,895     26,912     21,794

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED INTERIM BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                         (UNAUDITED)


                                                                              September 30,    December 31,
                                                                                   2002             2001
                                                                            ---------------  --------------
ASSETS
Current assets:
  Cash                                                                      $       24,210   $         766
  Accounts receivable (net of reserves of $2,404 and $2,288
    at September 30, 2002 and December 31, 2001, respectively)                      12,514          11,346
  Income tax receivable                                                              1,617               -
  Current portion of deferred income taxes                                               -           5,322
  Other current assets                                                               7,371           6,461
                                                                           ---------------  --------------

      Total current assets                                                          45,712          23,895

Property and equipment (net of accumulated depreciation of $32,546
  and $25,376 at September 30, 2002 and December 31, 2001, respectively)            10,661          13,487
Goodwill                                                                             4,896           4,896
Deferred income taxes (net of valuation allowance of $11,599 and $11,489
  at September 30, 2002 and December 31, 2001, respectively)                        12,590          18,587
Investments                                                                            282             302
Other assets                                                                           739           1,027
Net assets of discontinued operations                                                   20               -
                                                                           ---------------  --------------

       TOTAL ASSETS                                                         $       74,900   $      62,194
                                                                           ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdraft                                                            $            -   $       1,205
  Accounts payable                                                                   7,269           7,658
  Accrued expenses                                                                  25,696          28,570
  Income taxes payable                                                               4,661               -
  Current portion of deferred revenues                                               5,903           6,297
  Other current liabilities                                                            470             421
                                                                           ---------------  --------------

      Total current liabilities                                                     43,999          44,151

Long-term debt                                                                           -           6,500
Deferred revenues                                                                       23              66
Other liabilities                                                                    3,660           4,382
Net liabilities of discontinued operations                                               -             536
                                                                           ---------------  --------------

      Total Liabilities                                                             47,682          55,635
                                                                           ---------------  --------------

Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely company-guaranteed debentures                     13,649          13,370
                                                                           ---------------  --------------

Common stock ($0.10 par value, 40,000,000 shares authorized, 25,888,981 and
   25,503,567 shares outstanding at September 30, 2002 and
   December 31, 2001, respectively)                                                  2,987           2,967
Additional paid-in capital                                                         125,695         124,188
Accumulated deficit                                                                (67,700)        (85,587)
Accumulated other comprehensive loss                                                   (10)            (10)
Note receivable from officer                                                        (1,200)              -
Treasury stock, at cost ($0.10 par value, 4,094,665 and 4,286,665 shares
  in treasury at September 30, 2002 and December 31, 2001, respectively)           (46,203)        (48,369)
                                                                            ---------------  --------------

      Total stockholders'  equity (deficit)                                         13,569          (6,811)
                                                                            ---------------  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       74,900   $      62,194
                                                                            ===============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                        2002       2001
                                                                      ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                                   $ 17,887   $(27,111)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    (Income) loss from discontinued operations, net of income taxes       (354)     6,982
    Loss on investment securities and note receivable                        -     27,595
    Restructuring charges                                                  869      6,199
    Equity in losses of ChoiceParts                                        295      2,152
    Equity in losses of Enterstand                                           -      2,354
    Depreciation and amortization of property and equipment              7,147      8,149
    Amortization of goodwill                                                 -        993
    CCC Capital Trust minority interest expense                          1,384        944
    Deferred income tax provision (benefit)                             11,319    (16,243)
    Other, net                                                             341       (332)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                          (1,168)     3,624
      Income tax receivable                                             (1,617)         -
      Other current assets                                                (321)       438
      Other assets                                                         288        425
      Accounts payable                                                  (1,594)   (10,576)
      Accrued expenses                                                  (1,763)    (6,226)
      Current income taxes                                               4,594      3,096
      Deferred revenues                                                   (437)     1,257
      Other liabilities                                                 (1,233)       318
                                                                      ---------  ---------
Net cash provided by (used for) operating activities:
         Continuing operations                                          35,637      4,038
         Discontinued operations                                            10     (3,279)
                                                                      ---------  ---------
            Net cash provided by operating activities                   35,647        759
                                                                      ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                                  (4,981)    (2,590)
  Investment in affiliates                                                (275)    (5,163)
  Proceeds from sale of discontinued businesses                              -        657
  Decrease in long-term notes receivable                                     -         18
  Other, net                                                                 -        102
                                                                      ---------  ---------
            Net cash used for investing activities                      (5,256)    (6,976)
                                                                      ---------  ---------
Cash flows from financing activities:
  Principal repayments on long-term debt                               (28,500)   (44,540)
  Proceeds from borrowings on long-term debt                            22,000     37,540
  Proceeds from exercise of stock options                                1,270         38
  Proceeds from employee stock purchase plan                               284        423
  Trust preferred and equity issuance costs                                  -     (2,500)
  Issuance of trust preferred securities and warrants                        -     15,000
  CCC Capital Trust note interest payment                               (1,103)         -
  Principal repayments of short-term note                                 (588)         -
  Principal repayments of capital lease obligations                       (310)      (174)
                                                                      ---------  ---------
            Net cash provided by (used for) financing activities        (6,947)     5,787
                                                                      ---------  ---------

Net increase (decrease) in cash                                         23,444       (430)

Cash:
  Beginning of period                                                      766        912
                                                                      ---------  ---------
  End of period                                                       $ 24,210   $    482
                                                                      =========  =========

Supplemental Disclosures:
-------------------------
  Cash (paid) received:
    Interest                                                            (1,408)    (3,025)
    Income tax refunds, net of payments                                  7,411      3,981


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION
-------------------------------------------------

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC") (collectively referred to as the "Company" or "we"), which now operates as one business segment, employing 824 full-time employees. We automate the process of evaluating and settling automobile claims. Our products and services allow our customers to integrate estimate information, including labor time and cost and various other calculations derived from our extensive databases, electronic images, documents and other related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities and independent appraisers, to manage the automobile claims and vehicle restoration process.

NOTE 2 - CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------

     Basis  of  Presentation

     The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC").

     Per  Share  Information

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury method. For the three and nine months ended September 30, 2002, options and warrants to purchase a weighted average number of 320,626 and 921,780 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the period. In addition, if the Company has net losses, options and warrants to purchase shares are not included in the computation of diluted earnings per share because the options and warrants, if included, would be antidilutive.

     Contingencies

     In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters. The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and reasonably estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 2002 cannot currently be reasonably determined.

NOTE 3 - GOODWILL
-----------------

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company January 1, 2002. Under SFAS 142, goodwill is no longer amortized to earnings, but instead reviewed for impairment on at least an annual basis. The Company adopted SFAS 142 on January 1, 2002 and ceased the amortization of goodwill against earnings. The adoption of SFAS 142 reduced amortization expense for the three and nine months ended September 30, 2002, by $0.2 million and $0.6 million, respectively. On an annual basis through 2007, the Company expects the impact of SFAS 142 to reduce amortization expense by $0.8 million.

     Net income and earnings per share for each of the three months ended March 31, 2001, June 30, 2001 and September 30, 2001 and the nine months ended September 30, 2001, adjusted to eliminate the historical amortization of goodwill, is as follows (in thousands except per share data):

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                     --------------------------------------- -----------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                        2001        2001           2001            2001
                                     -----------  ----------  --------------   --------------
Net income (loss):
   As reported. . . . . . . . . . .  $   (9,802)  $ (18,481)  $        1,172  $      (27,111)
   Goodwill amortization. . . . . .         440         311              242             993
                                     -----------  ----------  --------------  ---------------
        Adjusted net income (loss).  $   (9,362)  $ (18,170)  $        1,414  $      (26,118)
                                     ===========  ==========  ==============  ===============
Income (loss) per share - basic:
   As reported. . . . . . . . . . .  $    (0.45)  $   (0.85)  $         0.06  $        (1.24)
   Goodwill amortization. . . . . .        0.02        0.02             0.01            0.05
                                     -----------  ----------  --------------  ---------------
        Adjusted basic. . . . . . .  $    (0.43)  $   (0.83)  $         0.07  $        (1.19)
                                     ===========  ==========  ==============  ===============
Income (loss) per share - diluted:
   As reported. . . . . . . . . . .  $    (0.45)  $   (0.85)  $         0.06  $        (1.24)
   Goodwill amortization. . . . . .        0.02        0.02             0.01            0.05
                                     -----------  ----------  --------------  ---------------
        Adjusted diluted. . . . . .  $    (0.43)  $   (0.83)  $         0.07  $        (1.19)
                                     ===========  ==========  ==============  ===============

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

     On October 1, 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution. The Company anticipates that the adoption of SFAS 147 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------

     The Company's other comprehensive income (loss) includes foreign currency translation adjustments. The Company's comprehensive income (loss) was as follows:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                         -----------------    ------------------
                                           2002     2001       2002      2001
                                         --------  -------    -------  ---------
                                                     (IN THOUSANDS)

Net income (loss) . . . . . . . . . . .  $  7,375  $1,172     $17,887  $(27,111)
Foreign currency translation adjustments.            (100)          -      (258)
                                         --------  -------    -------  ---------
Comprehensive income (loss) . . . . . . .$  7,375  $1,072     $17,887  $(27,369)
                                         ========  =======    =======  =========

NOTE 6 - INVESTMENT IN CHOICEPARTS
----------------------------------

     On May 4, 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. and The Reynolds and Reynolds Company. ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts. In February 2002, the Company funded an additional $0.3 million to ChoiceParts. Approximately $1.7 million of the original $5.5 million commitment was still outstanding as of September 30, 2002 and there are no specific plans to fund this commitment at this time. The Company applies the equity method of accounting for its investment in ChoiceParts and recorded a benefit of $0.1 million and a charge of $(0.3) million related to the Company's share of the income (losses) in ChoiceParts for the three months and nine months ended September 30, 2002, respectively. Based on the nature of the Company's investment, the Company has recorded a related income tax benefit on its share of the losses.

     Summary financial information for ChoiceParts for the three and nine month periods ended September 30, 2002 and 2001 was as follows:

                                           THREE MONTHS         NINE MONTHS
                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                        -----------------    ------------------

                                          2002     2001        2002      2001
                                        -------  --------    -------- ---------
                                                     (IN THOUSANDS)
Revenues . . . . . . . . . . .          $ 3,518  $ 3,777     $10,786   $11,244
                                        =======  ========    ========  ========
Income (loss) from operations.          $   211  $(1,782)    $(1,087)  $(7,998)
                                        =======  ========    ========  ========
Net income (loss). . . . . . .          $   221  $(1,752)    $(1,065)  $(7,827)
                                        =======  ========    ========  ========

NOTE 7 - RESTRUCTURING CHARGES
------------------------------

     In June 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. During the three and nine months ended September 30, 2002, the Company paid $0.1 and $0.5 million, respectively, for the remaining severance and outplacement costs.

     During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of expected future sublease income, to write-off excess office space in Chicago. During the third quarter of 2002, the Company recorded an additional charge of $0.9 million to revise the original expected future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company has not sublet the office space by September 30, 2003, it will need to reevaluate the amount recorded, at that time. The lease for this office space expires March 31, 2006.

NOTE 8 - DISCONTINUED OPERATIONS
--------------------------------

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

     During the fourth quarter of 2001, the Company and Superior Insurance Group, Inc. ("Superior") reached an agreement to settle litigation for a payment to the Company by Superior in the amount of $0.2 million. During the third quarter of 2002 the Company recorded the benefit of $0.2 million, which was fully reserved for. In September 2002, the Company also reviewed its remaining obligations related to the disposal of this segment, and as a result, recorded a favorable adjustment of $0.4 million from the prior estimates.

     Revenues  and  income  (loss) from discontinued operations were as follows:

                                                   THREE MONTHS             NINE MONTHS
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                -------------------     --------------------
                                                  2002        2001        2002          2001
                                                -------------------     --------------------
                                                   (In thousands)          (In thousands)

Revenues. . . . . . . . . . . . . . . . . .     $   -      $   -        $    -       $ 4,587
                                                ========   ========     ========    =========
Income (loss) before income taxes . . . . .     $   -      $   -        $    -       $(1,920)
Income tax (provision) benefit. . . . . . .         -          -             -           931
                                                --------   --------     --------    ---------
Income (loss) from operations . . . . . . .         -          -             -          (989)
                                                --------   --------     --------    ---------
Gain (loss) on disposal . . . . . . . . . .          566       -             566      (7,700)
Income tax (provision) benefit. . . . . . .         (212)      -            (212)      1,707
                                                --------   --------     --------    ---------
Net gain (loss) on disposal . . . . . . . .          354       -             354      (5,993)
                                                --------   --------     --------    ---------
Income (loss) from discontinued operations,
   net of tax . . . . . . . . . . . . . . .     $    354   $   -        $    354     $(6,982)
                                                ========   ========     ========    =========

     The net assets (liabilities) of discontinued operations as of September 30, 2002 and December 31, 2001 consisted of the following:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2002             2001
                                                     --------------  --------------
                                                              (IN THOUSANDS)
Accounts receivable . . . . . . . . . . . . . . . .  $          220   $         114
Accounts payable and accruals . . . . . . . . . . .            (200)           (650)
                                                     ---------------  --------------
Net assets (liabilities) of discontinued operations  $           20   $        (536)
                                                     ===============  ==============

NOTE 9 - LONG TERM DEBT
-----------------------

     On November 30, 2001, CCC entered into a $30 million credit facility agreement ("Credit Facility") with two lenders from the previous credit facility. The Credit Facility matures on November 30, 2004. All advances under the Credit Facility bear interest, at CCC's election, at the London Interbank Offered Rate plus a variable spread based on our leverage ratio, or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Credit Facility. As of September 30, 2002 the Company has no advances under the Credit Facility.


NOTE 10 - CCC CAPITAL TRUST
---------------------------

     On February 23, 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which are presented on the consolidated interim balance sheet as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company- guaranteed debentures", ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $6.875 per share, revised from the original exercise price of $10.00 per share, to Capricorn Investors III, L.P. ("Capricorn"), one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities.

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

     The Increasing Rate Note is subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrue at a rate of
(i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities are mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities may be called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions is equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company has paid $0.4 million and $1.1 million for the three months and nine months ended September 30, 2002, respectively, for interest payments.


     On October 21, 2002, the Company agreed to purchase the outstanding Trust Preferred Securities from Capricorn. The purchase price of $16.3 million represents the par value of all Trust Preferred Securities outstanding plus accrued but unpaid distributions. During the fourth quarter of 2002, the Company will record a $2.5 million pre-tax charge, or $(0.06) per share, resulting from the difference between the par value and the accreted value and accrued but unpaid distributions on the Trust Preferred Securities on October 21, 2002.

NOTE 11 - INCOME TAXES
----------------------

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002             2001
                                                  ---------------  -------------
                                                           (IN THOUSANDS)
Income tax receivable. . . . . . . . . . . . . .  $        1,617   $           -
Current portion of deferred income taxes . . . .               -           5,322
                                                  ---------------  -------------
Total current income tax assets. . . . . . . . .  $        1,617   $       5,322
Deferred income tax assets . . . . . . . . . . .  $       24,189   $      30,076
Valuation allowance. . . . . . . . . . . . . . .         (11,599)        (11,489)
                                                  ---------------  --------------
Total deferred income tax asset. . . . . . . . .          12,590          18,587
                                                  ---------------  --------------
Total income tax assets, current and non-current  $       14,207   $      23,909
                                                  ===============  ==============
Total current income taxes payable . . . . . . .  $        4,505   $           -
                                                  ===============  ==============


     During the second quarter of 2002, the Company recorded $13.1 million as a current income tax asset partially attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. The total amount represented the expected refund of taxes paid in 1996, 1997, 1998 and 1999 when operating losses incurred in 2001 were carried back to those years. During the third quarter of 2002, the Company received this $13.1 million refund.

     During the third quarter of 2002, the Company filed amended returns to claim research and tax credits. The Company recorded a credit, to income tax expense, of $2.0 million of taxes paid for the years 1998, 1999 and 2000. Included in income taxes receivable is a refund of $1.1 million of the expected credit. Current income taxes payable is also net of $0.9 million in research tax credits being carried forward. The remaining balance of $0.5 million in income taxes receivable represents expected state tax refunds.

NOTE 12 - LEGAL PROCEEDINGS
---------------------------

     The Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's Total Loss valuation service by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as well as the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002 and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

     In  BEARDEN  v.  CCC  INFORMATION SERVICES INC., Civil Action No. 01CV22114
(Superior Court of Floyd County, Georgia) (filed May 21, 2001), on August 28, 2002, the court granted CCC's motion to dismiss plaintiff's amended complaint.

     In BARBER v. STATE AUTO INSURANCE CO., SONNY J. SMITH, EVERS AND ASSOCIATES, INC., BRIAN SIGMON, CCC INFORMATION SERVICES INC., and TIM GAINER, Case No. CV-02-B-0531-X (United States District Court for the Northern District of Alabama) (filed February 28, 2002), the plaintiff has filed an appeal from the district court's April 26, 2002, order dismissing plaintiff's claims against CCC with prejudice. Plaintiff's appeal is fully briefed and pending before the United States Court of Appeals for the Eleventh Circuit.

     In STEPHENS v. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (Circuit Court of Cook County, Illinois) (filed October 28, 1999), the plaintiff filed a notice of appeal from the circuit court's June 28, 2002, order dismissing the plaintiff's claims with prejudice. Plaintiff's appeal is pending before the Illinois Appellate Court for the First District.

     In ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (Circuit Court of Cook County, Illinois) (filed October 19, 1999), on October 3, 2002, the plaintiff filed a second amended complaint. The plaintiff's first amended complaint had been dismissed on June 28, 2002, for failure to state a claim for relief.

     In WHITWORTH v. NATIONWIDE MUTUAL INS. CO. and CCC INFORMATION SERVICES INC., Case No. CVH-0806980 (Court of Common Pleas, Franklin County, Ohio) (filed August 2, 2000), on November 1, 2002, the court granted final approval of the class action settlement described in the Company's Report on Form 10-K for the period ended December 31, 2001. Pursuant to the settlement, the claims asserted in WHITWORTH have been dismissed.

     In CCC INFORMATION SERVICES INC. v. SUPERIOR INSURANCE GROUP, INC., Case No. 01L6337 (Circuit Court of Cook County, Illinois) (filed May 30, 2001), the settlement described in the Company's Report on Form 10-K for the period ended December 31, 2001 has been finalized, and the action was dismissed in its entirety on October 22, 2002.

     CCC intends to vigorously defend its interests in all of the above-described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward an anticipated settlement of certain of the claims relating to CCC's Total Loss valuation service. As of September 30, 2002, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, CCC will continue to assess their potential impact.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our products and services include PATHWAYS collision estimating and appraisal solution products, TOTAL LOSS valuation services, information services products and workflow products.

PATHWAYS  COLLISION  ESTIMATING  AND  PATHWAYS  APPRAISAL  SOLUTION  PRODUCTS

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

     COMMERCIAL AND RECREATIONAL VEHICLE Valuation Services ("CRV") is the Company's TOTAL LOSS valuation service for commercial and recreational vehicles. CRV determines the most accurate values on specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

     We sell TOTAL LOSS and CRV to our customers, including those who are PATHWAYS collision estimating customers, on a per transaction basis. Customers are billed in the month following the transaction.

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

WORKFLOW PRODUCTS

     EZNET COMMUNICATIONS NETWORK. Our EZNET communications network is a central communications hub and repository for automobile insurance companies. The network allows customers to electronically communicate claim information, including assignments, work files, estimates, images and auditable estimate data, internally and among appraisers, collision repair facilities, reinspectors and other parties involved in the automobile claims process. EZNET, one of the industry's largest and most robust claims networks, allows customers to share information and review claims, regardless of the location. EZNET provides customers with an electronic library to catalog, organize and store completed claims files.

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

     CCC AUTOVERSE CLAIM MANAGEMENT. During the third quarter of 2002 we launched CCC AUTOVERSE CLAIM MANAGEMENT, which is a web-based workflow solution that allows the exchange of claims information derived from using our PATHWAYS collision estimating software and PATHWAYS APPRAISAL QUALITY SOLUTION products and our competitors' collision estimating systems. In addition to our PATHWAYS customer base, CCC AUTOVERSE CLAIM MANAGEMENT allows us to process transactions generated from users of competitors' systems and provide these non-PATHWAYS users access to our management tools.

     The CCC AUTOVERSE CLAIM MANAGEMENT product is sold to our customers on a per transaction basis. Customers are billed in the month following the transaction.

OTHER PRODUCTS AND SERVICES

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

PRO FORMA FINANCIAL RESULTS

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the shut down and sale of certain business segments, the amortization of deferred financing costs, impairment of notes receivable and equity investments and restructuring, lease abandonment and litigation costs. We urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

PREPARATION OF FINANCIAL INFORMATION

     The company believes that the application of accounting standards are as important as a company's reported financial position, results of operations and cash flows. The company believes that its accounting policies are prudent and provide a clear view of the company's financial performance. The company has formed a disclosure committee, composed of senior management, including senior financial and legal personnel, to help ensure the completeness and accuracy of the company's financial results and disclosures. In addition, prior to the release of the company's financial results, the company's key management reviews the company's annual and quarterly results, along with key accounting policies and estimates, with its audit committee.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     The Company reported net income of $7.4 million, or $0.27 per share on a diluted basis, for the three months ended September 30, 2002, versus net income of $1.2 million, or $0.05 per share on a diluted basis, for the same quarter last year. Income from continuing operations was $7.0 million, or $0.26 per share on a diluted basis, for the third quarter of 2002, versus income from continuing operations of $1.2 million, or $0.05 per share on a diluted basis, for the same quarter last year. Included in net income is a $2.0 million benefit related to research and development tax credits associated with prior years. Also included in net income is a pre-tax charge of $0.9 million reflecting a delay in subletting excess office space.

     OPERATING INCOME. Operating income increased quarter over quarter by $4.4 million, to $8.3 million, due to a decrease in expenses of $3.2 million and an increase in revenues of $1.2 million. Our operating margin, (operating income as a percentage of revenue) increased to 17.3% for the quarter ended September 30, 2002 compared to 8.3% in 2001. The increase in operating income and margin for the third quarter of 2002 was due primarily to a continued improvement in profitability resulting from our restructuring, which occurred in June 2001. As a result of the restructuring, the number of full-time employees has decreased by approximately 30% in 2002 over the prior year. Operating income for the third quarter last year also included an operating loss of $(0.3) million for CCC International, which was shut down in June 2001.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). The Company evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and amortization of intangible assets (''EBITDA''). The Company considers EBITDA an important indicator of the operational strength and performance of its business. The term EBITDA does not have a standardized meaning prescribed by generally accepted accounting principles and therefore may not be comparable to similarly titled measures presented by other publicly traded companies.

     As a result of the factors mentioned above, in "Operating Income", consolidated earnings before interest, taxes, depreciation and amortization increased to $10.6 million for the third quarter of 2002 compared to an adjusted EBITDA of $7.0 million for the same quarter of 2001, excluding CCC
International. Excluding the office space charge, the adjusted EBITDA for the third quarter of 2002 was $11.5 million.

     The reconciliation of GAAP financial information to EBITDA and adjusted EBITDA is as follows:

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                ---------------

                                                 2002     2001
                                                ------- -------
Operating income per GAAP financial statements  $ 8,287  $3,851
Add: Depreciation and amortization . . . . . .    2,295   2,895
                                                ------- -------
EBITDA . . . . . . . . . . . . . . . . . . . .   10,582   6,746
Add: Exited International Segment loss . . . .        -     284
Add: Office space charge . . . . . . . . . . .      869       -
                                                ------- -------
Adjusted EBITDA. . . . . . . . . . . . . . . .  $11,451  $7,030
                                                ======= =======

     REVENUES. Revenues for the third quarter of 2002 were $47.8 million versus $46.6 million for the same quarter last year. Excluding revenues of $0.3 million from CCC International for the quarter ended September 30, 2001, revenues from our U.S. business in the third quarter 2002 increased $1.5 million, or 3.2%, compared to the same quarter last year.

     Revenues  by  major  product  groups  in  the  U.S.  include:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               ----------------
                                                                2002     2001
                                                               -------  -------
PATHWAYS Collision Estimating and Appraisal Solution Products  $29,419  $27,741
TOTAL LOSS Valuation Services . . . . . . . . . . . . . . . .   11,262   11,947
Information Services Products . . . . . . . . . . . . . . . .      288      130
Workflow Products . . . . . . . . . . . . . . . . . . . . . .    5,332    4,578
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,496    1,932
                                                               -------  -------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $47,797  $46,328
                                                               =======  =======

     Revenues from our PATHWAYS collision estimating products increased in the third quarter of 2002 by $1.7 million or 6.0% compared to the third quarter last year. This was led by an increase in the number of new automotive collision repair customers, an increase in units from existing insurance company customers and an increase in the number of PATHWAYS DIGITAL IMAGING product units used by our automotive collision repair customers.

     Revenues from our TOTAL LOSS valuation services decreased by $0.7 million or 5.7% from the third quarter of 2001 to the third quarter of 2002 due to lower transaction volumes.

     Revenues from our workflow products, which includes our EZNET communications network, our PATHWAYS APPRAISAL QUALITY SOLUTION and our CCC AUTOVERSE CLAIM MANAGEMENT solution, increased in the third quarter of 2002 by $0.8 million or 16.4% compared to the third quarter of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNET communications network.

     The decrease in revenues from our other products and services, including our Computerized Automobile Rental System and the leasing and selling of computer hardware, was due to a decrease in transaction volume, a decrease in the number of units leased and a reduced price negotiated for a customer leasing hardware.

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses decreased by 7.2% from $7.2 million for the three months ended September 30, 2001, or 15.5% of revenues, to $6.7 million, or 14.0% of revenues. These expenses decreased by $0.2 million as a result of our shut down of CCC
International and $0.3 million due to renegotiated reduced rates for telecommunication, service bureau and network costs.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses expenses increased by 9.4% from $2.5 million for the three months ended September 30, 2001, or 5.4% of revenues, to $2.8 million, or 5.8% of revenues compared to the third quarter of 2002. These expenses increased as a result of new agreements with a vendor to provide us with enhanced recycled parts data for our RECYCLED PARTS SERVICES product.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 15.1% from $23.1 million, or 49.6% of revenues, for the three months ended September 30, 2001, to $19.6 million, or 41.1% of revenues, for the three months ended September 30, 2002. These expenses decreased primarily as a result of the benefits of the restructuring and profit improvement initiatives in 2001. Other contributing factors were lower communication expenses, lower web-hosting fees and reduced conferences held in 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 20.1% from $2.9 million, or 6.2% of revenues, for the three months ended September 30, 2001, to $2.3 million, or 4.8% of revenues, for the three months ended September 30, 2002. Depreciation and amortization decreased as a result of fewer investments in software and customer leased computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill.

     PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses increased by 3.9% from $7.0 million, or 15.0% of revenues, for the three months ended September 30, 2001, to $7.2 million, or 15.2% of revenues, for the three months ended September 30, 2002. The increase was due primarily to additional staff being hired and additional consulting work for increased product development efforts.

     RESTRUCTURING CHARGES. During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of expected future sublease income, to write-off excess office space in Chicago. During the third quarter of 2002, the Company recorded an additional $0.9 million to revise the estimated future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company has not sublet the office space by September 30, 2003, it will need to reevaluate the amount recorded, at that time. The lease for this office space expires March 31, 2006.

     INTEREST EXPENSE. Interest expense decreased from $1.1 million for the three months ended September 30, 2001 to $0.2 million for the three months ended September 30, 2002 driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to the cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and have had no borrowings since that time.

     MINORITY INTEREST EXPENSE. We recorded minority interest expense of $0.5 million for the three months ended September 30, 2002 versus $0.4 million for the same quarter last year. The interest is associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represents Capricorn's share of CCC Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result will not have any interest expense relating to these securities beyond October 2002. The Company expects the impact of the purchase of the outstanding Trust Preferred Securities to reduce interest expense as follows:

                                     REMAINING
                             TOTAL      2002      2003     2004     2005    2006

Interest expense savings   $ 7,989       382     2,107    2,392    2,695     413

     EQUITY IN INCOME (LOSSES) OF CHOICEPARTS. We recorded income of $0.1 million for the three months ended September 30, 2002 related to our 27.5% share of the income (losses) in ChoiceParts compared to a charge of $(0.5) million for the same period last year.

     INCOME TAXES. Income taxes decreased from a provision of $0.9 million, or 50.9% of income from continuing operations before income taxes for the three months ended September 30, 2001, to an income tax provision of $0.8 million, or 9.7% of income from continuing operations before income taxes for the same period this year. The decrease in the effective tax rate is primarily due to research tax credits of $2.0 million, or 26.1% of income from continuing operations before income taxes, applied for in the third quarter of 2002.

     EQUITY IN NET INCOME (LOSSES) OF AFFILIATE. In conjunction with our decision to shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand Limited ("Enterstand"), a joint venture established in 1998 between Hearst Communications and CCC International. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     The Company reported net income of $17.9 million, or $0.66 per share on a diluted basis, for the nine months ended September 30, 2002, versus a net loss of $(27.1) million, or $(1.24) per share on a diluted basis, for the same period last year. Included in the current year net income is the income from discontinued operations of $0.4 million, net of income taxes, or $0.01 per share. Included in the prior year net loss was the loss from discontinued operations from the former CCC Consumer Services segment of $(7.0) million, net of income taxes, or $(0.32) per share, the loss from the write-off of the investment in ChannelPoint of $(27.6) million, or $(1.27) per share and the restructuring charge of $(6.2) million, or $(0.28) per share.

     OPERATING INCOME. Operating income increased period over period by $28.0 million, to $26.7 million, due to a decrease in expenses of $24.7 million and an increase in revenues of $3.3 million. Our operating margin, (operating income
(loss) as a percentage of revenue), increased to 18.6% for the period ended September 30, 2002 compared to (1.0%) in 2001. The increase in operating income and margin for the nine months ended 2002 was due primarily to a continued improvement in profitability resulting from our restructuring, which occurred in June 2001. As a result of the restructuring, the number of full-time employees has decreased by approximately 30% in 2002 over the prior year. Operating income for the nine months ended September 30, 2001 included a restructuring charge of $(6.2) million and an operating loss of $(3.6) million for CCC International, which was shut down in June 2001.

     EARNINGS BEFORE INTEREST ,TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). The Company evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and amortization of intangible assets (''EBITDA''). The Company considers EBITDA an important indicator of the operational strength and performance of its business. The term EBITDA does not have a standardized meaning prescribed by generally accepted accounting principles and therefore may not be comparable to similarly titled measures presented by other publicly traded companies.

     As a result of the factors mentioned above, in "Operating Income", consolidated earnings before interest, taxes, depreciation and amortization increased to $33.8 million for the nine months ended September 30, 2002 compared to an adjusted EBITDA of $11.4 million for the same period of 2001, excluding CCC International. Excluding the office space charge of $0.9 million, adjusted EBITDA for the third quarter of 2002 is $34.7 million.

     The reconciliation of GAAP financial information to EBITDA and adjusted EBITDA is as follows:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                       ----------------
                                                        2002      2001
                                                       ------- --------
Operating income (loss) per GAAP financial statements  $26,697  $(1,347)
Add: Depreciation and amortization. . . . . . . . . .    7,147    9,133
                                                       ------- --------
EBITDA. . . . . . . . . . . . . . . . . . . . . . . .   33,844    7,786
Add: Exited International Segment loss. . . . . . . .        -    3,638
Add: Office space charge. . . . . . . . . . . . . . .      869        -
                                                       ------- --------
Adjusted EBITDA . . . . . . . . . . . . . . . . . . .  $34,713  $11,424
                                                       ======= ========

     REVENUES. Revenues for the nine months ended 2002 were $143.5 million versus $140.1 million for the same period last year. Excluding revenues of $1.6 million from CCC International for the period ended September 30, 2001, revenues from our U.S. business in the nine months ended September 30, 2002 increased
$5.0  million,  or  3.6%,  compared  to  the  same  period  last  year.

     Revenue  by  major  product  groups  in  the  U.S.  include:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               ------------------
                                                                 2002      2001
                                                               --------  --------
PATHWAYS Collision Estimating and Appraisal Solution Products  $ 87,131  $ 81,689
TOTAL LOSS Valuation Services . . . . . . . . . . . . . . . .    34,099    36,281
Information Services Products . . . . . . . . . . . . . . . .       858       377
Workflow Products . . . . . . . . . . . . . . . . . . . . . .    16,337    13,914
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,050     6,222
                                                               --------  --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $143,475  $138,483
                                                               ========  ========

     Revenues from our PATHWAYS collision estimating products increased in the nine months ended September 30, 2002 by $5.4 million or 6.7% compared to the same period of 2001. This was led by an increase in the number of new automotive collision repair customers, an increase in units from existing insurance company customers and an increase in the number of PATHWAYS DIGITAL IMAGING product units used by our automotive collision repair customers.

     Revenues from our TOTAL LOSS valuation services decreased by $2.2 million or 6.0% from the nine months ended September 30, 2001 compared to the same period of 2002 due to lower transaction volumes.

     Revenues from our workflow products, which includes our EZNET communications network, our PATHWAYS APPRAISAL QUALITY SOLUTION and our CCC
AUTOVERSE CLAIM MANAGEMENT solution, increased in the nine months ended September 30, 2002 by $2.4 million or 17.4% compared to the same period of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNET communications network.

     The decrease in revenues from our other products, including the Computerized Automobile Rental System and the leasing of computer hardware, was due to a decrease in transactions volume, a decrease in the number of units leased and a reduced price negotiated for a customer leasing hardware.

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses decreased by 14.9% from $25.2 million for the nine months ended September 30, 2001, or 18.0% of revenues, to $21.4 million, or 14.9% of revenues. These expenses decreased by $1.7 million as a result of our shut down of CCC International, $1.3 million due to lower headcount and associated costs related to improved efficiency in the customer support area, including the consolidation of certain customer support functions, $0.4 million from the DriveLogic support department eliminated in June 2001 as part of restructuring and $0.3 million due to renegotiated reduced rates for telecommunication, service bureau and network costs.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses expenses increased by 2.9% from $7.5 million for the nine months ended September 30, 2001, or 5.4% of revenues, to $7.8 million, or 5.4% of revenues compared to the same period of 2002. These expenses increased as a result of new agreements with a vendor to provide us with enhanced recycled parts data for our RECYCLED PARTS SERVICES product.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 15.9% from $69.4 million, or 49.5% of revenues, for the nine months ended September 30, 2001, to $58.4 million, or 40.7%, of revenues for the nine months ended September 30, 2002. These expenses decreased primarily as a result of the benefits of the restructuring and profit improvement initiatives in 2001. Other contributing factors were lower communication expenses, lower web-hosting fees and reduced conferences held in 2002.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 21.7% from $9.1 million, or 6.5% of revenues, for the nine months ended September 30, 2001, to $7.1 million, or 5.0% of revenues, for the nine months ended September 30, 2002. Depreciation and amortization decreased as a result of fewer investments in software and customer leased computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill.

     PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses decreased by 11.7% from $24.0 million, or 17.2% of revenues, for the nine months ended September 30, 2001, to $21.2 million, or 14.8% of revenues, for the nine months ended September 30, 2002.The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic business unit and the associated reduction-in-force partially offset by hiring additional staff and additional consulting work for increased product development efforts.

     RESTRUCTURING CHARGES. In June 2001, we announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, we recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. In addition, we recorded a charge of $3.4 million in June 2001 related to our decision to shut down CCC International in order to focus on U.S. market opportunities. This charge consisted of a write-off of goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of expected future sublease income, to write-off excess office space in Chicago. During the third quarter of 2002, the Company recorded an additional $0.9 million to revise the estimated future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company has not sublet the office space by September 30, 2003, it will need to reevaluate the amount recorded, at that time. The lease for this office space expires March 31, 2006.

     INTEREST EXPENSE. Interest expense decreased from $3.6 million for the nine months ended September 30, 2001 to $0.6 million for the nine months ended September 30, 2002 driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to the cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and have had no borrowings since that time.

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

     MINORITY INTEREST EXPENSE. We recorded minority interest expense of $1.4 million for the nine months ended September 30, 2002 versus $0.9 million for the same period last year. The interest is associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represents Capricorn's share of CCC Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result will not have any interest expense relating to these securities beyond October 2002. The Company expects the impact of the purchase of the outstanding Trust Preferred Securities to reduce interest expense as follows:

                                   REMAINING
                             TOTAL    2002     2003     2004     2005     2006

Interest expense savings   $ 7,989     382    2,107    2,392    2,695      413

     EQUITY IN INCOME (LOSSES) OF CHOICEPARTS. We recorded a charge of $(0.3) million for the nine months ended September 30, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $(2.2) million for the same period last year.

     INCOME TAXES. Income taxes increased from an income tax benefit of $17.1 million, or 49.1% of the loss from continuing operations before income taxes for the nine months ended September 30, 2001, to an income tax provision of $7.2 million, or 29.2% of income from continuing operations before taxes for the same period this year. The dollar increase was mainly attributable to higher pretax income partially offset by research tax credits of $2.0 million applied for in the third quarter of 2002.

     EQUITY IN NET INCOME (LOSSES) OF AFFILIATE. In conjunction with our decision to shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand Limited ("Enterstand"), a joint venture established in 1998 between Hearst Communications and CCC International. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

OUTLOOK

     Revenue for the fourth quarter should grow in the 1-2% range, as we work closely with our customers to promote adoption of our new products. Revenue growth from Pathways Collision Estimating is expected to be in the 3-4% range over prior year. Revenues from Total Loss Valuation Services are expected to decline approximately 2% for the fourth quarter versus prior year. Revenue from our workflow products are expected to remain stable in the fourth quarter of 2002 compared to prior year, as a result of increased conversion and volume increases from certain customers in the fourth quarter of 2001. Information service revenue is also expected to remain stable for the fourth quarter of 2002 compared to the third quarter of 2002. Operating performance in the fourth quarter should approximate the underlying performance during the third quarter. For the full year 2002, operating income target range is $35-$36 million and depreciation and amortization is expected to be approximately $9 million. The adjusted EBITDA target range, excluding the office space charge of $0.9 million (described under "Restructuring Charges"), is $45-$46 million for the full year 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2002, net cash provided by operating activities was $35.6 million, proceeds received from the exercise of stock options was $1.3 million, and proceeds from the employee stock purchase plan was $0.3 million. The Company used $6.5 million, net, for repayment of CCC's Credit Facility, $5.0 million for the purchase of equipment and software, $1.1 million for interest payments on a CCC Capital Trust note, $0.9 million for repayment on a short-term note and capital lease obligations, and $0.3 million for an investment in ChoiceParts. As of September 30, 2002, the Company is committed to fund an additional $1.7 million to ChoiceParts. There are no specific plans to fund this commitment at this time. On October 21, 2002, the Company also purchased the Trust Preferred Securities for $16.3 million.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and potential funding requirements for our ChoiceParts investment. Management believes that cash flows from operations and borrowings available under the Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations under capital and operating leases are as follows:

                          REMAINING
                  TOTAL     2002     2003   2004   2005   2006   THEREAFTER
                 -------  --------  ------ ------ ------ ------ -----------
Capital lease
    obligations  $   757     111      488    158      -      -       -
Operating
    leases. . .  $28,231   2,613    8,605  6,108  3,342   2,668    4,895

     The Company has an agreement with Hearst Communications Inc. ("Hearst") to acquire the assets or common stock of a third party software provider before January 5, 2003. The decision whether or not to acquire the target company is dependent upon the completion of due diligence work and other analysis factors. If the Company decides to acquire the target, the business combination would be accounted for by the purchase method and recorded at cost. If a decision not to complete the acquisition is reached, and all terms of the agreement have complied with, a one-time payment of $0.5 million is due to Hearst and the related charge will be recorded at that time.

RISKS  RELATING  TO  OUR  BUSINESS

     The additional risk factors identified this quarter should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

     The Company relies on specific third party vendors for access to data that is used in certain of our products and services. While the Company is not experiencing any difficulty obtaining this data, the profitability and financial position of the Company may be adversely affected by any changes in its relationships with these vendors. To ensure continued access to the data used in our products and services, we are currently investigating other sources for this data. We believe that current providers will continue to supply data or that we will obtain access to alternative sources that provide comparable information, however, there can be no assurance that the current data suppliers will continue to supply data.

FORWARD-LOOKING STATEMENTS

     In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995. Additional factors that could affect the Company's financial condition and results of operations are included in the Company's Annual Report on Form 10-K filed on March 26, 2002.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the shut down of our operations in the United Kingdom, we no longer believe our financial results will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information provided in Note 12 to the financial statements contained in Part I, Note 12 of this Form 10-Q are incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11  Statement  Re:  Computation  of  Per  Share  Earnings

     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated August 14, 2002, on August 14, 2002, to file the certification of the Chief Executive Officer and the certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1850, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002      CCC Information Services Group Inc. (Registrant)


                              By:     /s/Githesh  Ramamurthy
                                      ----------------------
                              Name:     Githesh  Ramamurthy
                              Title:     Chairman  and  Chief  Executive Officer


                              By:     /s/Reid  E.  Simpson
                                      --------------------
                              Name:     Reid  E.  Simpson
                              Title:     Executive  Vice  President
                                        and  Chief  Financial  Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

 I, Githesh Ramamurthy, Chairman and Chief Executive Officer of CCC Information Services Group Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCC Information Services Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  November  14,  2002               By:     /s/Githesh  Ramamurthy
                                                      ----------------------
                                              Name:    Githesh  Ramamurthy
                                              Title:   Chairman  and
                                                        Chief  Executive Officer



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Githesh Ramamurthy, Chairman and Chief Executive Officer of CCC Information Services Group Inc. (the "COMPANY"), hereby certify that, to my knowledge:

     1. The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         Date:  November  14,  2002           By:     /s/Githesh  Ramamurthy
                                                      ----------------------
                                              Name:    Githesh  Ramamurthy
                                              Title:   Chairman  and
                                                        Chief  Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Reid E. Simpson, Executive Vice President and Chief Financial Officer of CCC Information Services Group Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCC Information Services Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





     Date:  November  14,  2002          By:       /s/Reid  E.  Simpson
                                                   --------------------
                                         Name:     Reid E. Simpson
                                         Title:    Executive Vice President
                                                    and Chief Financial Officer





                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Reid E. Simpson, Executive Vice President and Chief Financial Officer of CCC Information Services Group Inc. (the "COMPANY"), hereby certify that, to my knowledge:

     1. The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Date:  November  14,  2002      By:       /s/Reid  E.  Simpson
                                                   --------------------
                                         Name:     Reid E. Simpson
                                         Title:    Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  Number          Exhibit  Description
---------------          --------------------

     11                  Statement  Re:  Computation  of  Per  Share  Earnings