Form 10-K
period 2002-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2003-03-07
CIK 1017917

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number: 000-28600

                       CCC INFORMATION SERVICES GROUP INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               54-1242469
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

                           WORLD TRADE CENTER CHICAGO
                 444 MERCHANDISE MART, CHICAGO, ILLINOIS  60654
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of June 28, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $117,379,626, based upon the closing sales price of the registrant's common stock on NASDAQ on such date. For purposes of this calculation, all directors, executive officers and holders of more than 5% of the registrant's outstanding common stock as of such date were deemed to be "affiliates" of the registrant.

     As of March 7, 2003, 26,202,116 shares of the registrant's common stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2003 Annual Meeting of Stockholders and Proxy Statement.

================================================================================

              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             1
          Organization                                                        1
          Products and Services                                               2
          Sales and Marketing                                                 5
          Training and Support                                                5
          Customers                                                           5
          ChoiceParts Joint Venture                                           6
          Intellectual Property and Licenses                                  6
          Competition                                                         7
          Regulation                                                          7
          Research and Development                                            8
          Certain Risks Related to our Business                               8
Item 2.  Properties                                                          11
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission Matters to a Vote of Security Holders                    11

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters                                                        11
Item 6.  Selected Financial Data                                             12
Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          13
Item 7A. Quantitative and Qualitative Disclosure About Market Risk           25
Item 8.  Financial Statements and Supplementary Data                         25
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                           25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  25
Item 11. Executive Compensation                                              25
Item 12. Security Ownership of Certain Beneficial Owners and Management      26
Item 13. Certain Relationships and Related Transactions                      26
Item 14. Controls and Procedures                                             26

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     27

Signatures                                                                   63

Certifications                                                               64

Directors and Executive Officers                                             68

Corporate Information                                                        69

FORWARD-LOOKING STATEMENTS

     In addition to historical facts or statements of current conditions, this Annual Report on Form 10-K for the year ended December 31, 2002 ("Form 10-K") contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects of our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology industry as well as more specific risks and uncertainties such as those set forth elsewhere in the Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. BUSINESS
                                  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC" and together with CCCG, collectively referred to as the "Company" or "we"). As a result of consolidating, divesting and winding down certain operations, the Company now operates in one business segment. We employed 834 full-time employees at December 31, 2002, compared to 862 at the end of 2001. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers to manage the automobile claim and vehicle restoration process.

     Our principal products and services are Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software and Total Loss valuation services. Revenues from our Pathways collision estimating software represented 60.6%, 58.3% and 55.6% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues from our Total Loss valuation services represented 23.7%, 25.5% and 26.7% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     As of December 31, 2002, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

     Our principal executive office is located at World Trade Center Chicago, 444 Merchandise Mart, Chicago, Illinois, 60654. Our telephone number is (312) 222-4636 and our Internet home page is located at www.cccis.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, are available free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the "SEC").

                              PRODUCTS AND SERVICES
OVERVIEW

     Our products and services include Pathways collision estimating software and appraisal solution products, and Total Loss valuation services, workflow products and information services products. CCC has long been a leader and innovator in the automotive claims and collision repair market. Our Total Loss product is an established market leader. The Pathways collision estimating product today has over 25,600 insurance and repair-facility installations in the U.S. We have also pioneered value-added network communications between industries involved in claims settlement and today our EZNet network handles an average of over 1 million claims-related transactions each business day. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

PATHWAYS

     Pathways collision estimating software, now referred to as Pathways Appraisal Solution (for insurance customers), Pathways Estimating Solution (for repair facility customers), and Pathways Independent Appraiser Solution (for independent appraisers) helps automobile insurance companies, collision repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The Pathways platform allows customers to integrate our other services, including our Digital Imaging product, Recycled Parts Services and Total Loss valuation services, in order to organize individual claim information in electronic workfiles, which can be stored on our EZNet communications network, described in greater detail later in this section under "Workflow Products." We have received three United States patents for our Pathways line. Pathways collision estimating software can be used on laptops or desktop computers.

     Pathways gives customers access to the MOTOR Crash Estimating Guide, a comprehensive estimating guide, prepared by Motor Information Systems, a unit of Hearst Business Publishing, Inc. ("Hearst"), which provides pricing, labor and refinishing information for original equipment manufactured parts and recycled assemblies. We use this guide to create a database of parts, price and labor time for various repairs. An exclusive license from Hearst permits us to publish this guide electronically, which is an integral component of Pathways. In March 2002, we extended the term of this exclusive license with Hearst until June 30, 2021. For more information about this license, please see the description under "Intellectual Property and Licenses."

     Customers also use Pathways to access databases of information gathered from various vendors. The databases included in Pathways include one database, which compiles data from over 850 sources, on local part availability and price information on aftermarket and reconditioned parts, and another database, which includes information on pricing and availability of over 12,000 tire models from 26 different manufacturers. Customers using Pathways with Recycled Parts Services also have access to a database that provides local part availability and price information on over 15 million available recycled or salvage parts. For example, a customer may access the database of recycled or salvage parts to determine if a specific recycled part is available from an identified vendor in his region and to ascertain the price of that part. If the customer selects that part for use in the repair process, Pathways integrates that choice into the estimate workfile.

     Recycled Parts Services is sold to our customers on a subscription and/or per transaction basis under multi-year agreements.

     We update the MOTOR Crash Estimating Guide and the other integrated databases used by Pathways for our customers monthly via a CD-ROM except for the Recycled Parts database, which the vendor updates electronically.

     We sell Pathways to automobile insurance companies, collision repair facilities and independent appraisers under multi-year contracts and bill customers on a monthly subscription basis one month in advance.

     PATHWAYS DIGITAL IMAGING. Imaging integration allows automobile insurance companies, collision repair facilities and independent appraisers to digitally photograph and transmit images of damaged vehicles to the Pathways estimate workfile. These electronic images can be accessed by an authorized participant in the automobile claim process at any time and from any location that is web-enabled. For example, an adjuster in the field in California may add a digital image of a damaged vehicle to the Pathways estimate workfile using the integrated imaging function. The estimate can then be stored on our EZNet communications network, which allows an insurance company representative in New York to access the same workfile and digital image, review the estimate and approve the claim. Our EZNet communications network is described in greater detail later in this section under "Workflow Products." Pathways Digital Imaging reduces the need for onsite inspections and eliminates film, photo processing, travel and overnight delivery costs.

     We sell Digital Imaging to our customers under multi-year contracts and bill our customers on a monthly subscription basis one month in advance.

TOTAL LOSS VALUATION SERVICES

     TOTAL LOSS. Our Total Loss valuation service, effective February 23, 2003 referred to as CCC VALUESCOPE CLAIM SERVICES, is used primarily by automobile insurance companies in processing claims involving vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer with the local market value of the vehicle to assist the insurer in processing the claim. Our values are based on local market data that identifies the specific location and price of comparable vehicles. To compile this data, CCC representatives survey over 3,950 car dealerships in more than 250 markets at least twice each month to obtain detailed information on the vehicles on the dealers' used car lots. In addition, we subscribe to more than 1,800 local newspapers and other publications and cull information from the classified advertisements to provide additional information on vehicle availability and pricing. We believe our Total Loss database is among the most current and comprehensive vehicle databases in North America. Each Total Loss valuation also includes a vehicle identification search under VINguard, which matches a current vehicle claim against our database of previously totaled or stolen vehicles to identify potential duplication or possible fraud.

     Customers of Total Loss who are also customers of Pathways may access the Total Loss program electronically using Pathways software. Customers may also obtain Total Loss valuations from us by telephone, email or facsimile. Our TL2000 Solution allows customers to submit Total Loss valuation requests and retrieve Total Loss valuation reports through the Internet via secured access. In addition, our customers' insureds and claimants can access their own vehicle valuation reports via the Internet. Customers may store Total Loss valuations on our EZNet communications network as part of a claims workfile.

     TOTAL LOSS ADVANTAGE. Total Loss Advantage permits customers who are not users of our Pathways collision estimating software to submit Total Loss valuation requests electronically to us. Our Total Loss valuation service can also be accessed through Pathways, Total Loss Advantage telephone, facsimile or the Internet.

     COMMERCIAL AND RECREATIONAL VEHICLE VALUATION SERVICES ("CRV"). CRV is the Company's Total Loss valuation service for commercial and recreational vehicles. CRV provides valuations for specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

     We sell Total Loss and CRV to our customers, including those who are Pathways customers, on a per transaction basis under multi-year contracts. Customers are billed in the month following the transaction.

WORKFLOW PRODUCTS

     EZNET COMMUNICATIONS NETWORK. Our EZNet communications network is a secure network that allows clients to communicate estimates and claim information electronically. Our customers can access EZNet in various ways, including dedicated data lines and/or telephone lines via modems. We offer various services such as dispatch of assignment information, estimate and supplement retrieval and electronic review of automobile appraisals to our customers that are provided over our EZNet communications network, all of which comprise our Electronic Direct Repair services. The network allows customers to electronically communicate claim information, including assignments, work files, estimates, images and auditable estimate data, internally and among appraisers, collision repair facilities, reinspectors and other parties involved in the automobile claims process. EZNet allows customers to share information and review claims, regardless of the location. EZNet provides customers with an electronic library to catalog, organize and store completed claims files.

     When a customer completes an estimate, the customer may store the estimate information on our EZNet communications network in the electronic library. For example, a remote claims adjuster in New York may prepare an estimate using
Pathways collision estimating software and store the completed estimate on EZNet. EZNet then allows the adjuster's supervisor and other members of his company's automobile claim team in California to access the estimate on a confidential basis using a claim reference number.

     We sell EZNet services to our customers under multi-year contracts and bill customers on a per transaction basis. Customers are billed at the beginning of the month following the transactions.

     PATHWAYS APPRAISAL QUALITY SOLUTION. Pathways Appraisal Quality Solution (QAAR Plus) allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, Pathways
Appraisal Quality Solution allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, Pathways Appraisal Quality Solution allows an insurance company to establish certain criteria for reviewing the preparation of estimates, which allows the insurance company to determine if an appraiser prepared an accurate estimate.

     We sell Pathways Appraisal Quality Solution to our customers on a per transaction basis under multi-year agreements. Customers are billed at the beginning of the month following the transactions.

     CCC AUTOVERSE. During the third quarter of 2002, we launched CCC Autoverse Claim Management (for insurance customers) and CCC Autoverse Repair Management (for multiple location repair facilities), both of which are web-based open workflow solutions that allow for the exchange of claims information derived from using Pathways products as well as established collision estimating systems that meet the Collision Industry Electronic Commerce Association EMS standard. In January 2003, we released version 2.1 of CCC Autoverse. CCC Autoverse permits the free-flow of communication between those who write damage estimates and insurers, who process claims.

     We sell CCC Autoverse products to our customers on a per transaction basis. Customers are billed at the beginning of the month following the transactions.

INFORMATION SERVICES PRODUCTS

     CLAIMSCOPE NAVIGATOR. ClaimScope Navigator is our on-line, web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using Pathways and Total Loss data. ClaimScope Navigator permits our customers to conduct in-depth analyses of claim information by parts and labor usage, cycle time measurements and vehicle type and condition. In January 2002, we released ClaimScope Navigator 2.0, which introduced significant enhancements and added Total Loss data.

     We sell our ClaimScope Navigator service on a subscription basis under multi-year agreements, which are billed to customers one month in advance.

OTHER PRODUCTS AND SERVICES

     PATHWAYS ENTERPRISE SOLUTION AND PATHWAYS PROFESSIONAL ADVANTAGE. Pathways Enterprise Solution is an automotive repair shop management software system for multiple location collision repair facilities that allows them to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a shop management software system for a single store location.

     We sell Pathways Professional Advantage and Pathways Enterprise Solution to our customers under multi-year contracts and bill customers on a monthly subscription basis one month in advance.

                               SALES AND MARKETING

     All of our services are currently sold throughout the United States. Our sales and marketing strategy is to strengthen our relationships with existing customers and to expand our current customer base by providing efficient, integrated and value-added services in the automobile claims industry. We utilize approximately 186 sales and service professionals to market and implement our services.

                              TRAINING AND SUPPORT

     Our training and support staff, which consists of approximately 96 employees, provides basic training in the field, advanced training courses, telephonic technical support and implementation services. Our training and support staff consists of individuals with technical knowledge relating not only to CCC software and services, operating systems and network communications, but also to new and used automobile markets and collision repair. We routinely analyze customer calls to modify services or training and, whenever necessary, will dispatch a field representative to a customer's location.

                                    CUSTOMERS

     We provide our services primarily to automobile insurance companies and collision repair facilities. Our insurance company customers include most of the largest U.S. automobile insurance companies and small to medium size automobile insurance companies serving regional or local markets. Our automotive collision repair customers include approximately 15,300 collision repair facilities, located in all 50 states, including most major metropolitan markets. In 2002, our insurance customer base consisted of approximately 666 Total Loss services customers and 658 Pathways customers, as well as 138 customers for both Pathways Enterprise Solution and Pathways Professional Advantage. We charge fees for our services based on either a monthly subscription or a per transaction basis. No single customer accounted for more than 6.4% of our total revenues in any of the last three fiscal years.

                            CHOICEPARTS JOINT VENTURE

     On May 4, 2000, we formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company ("Reynolds"). ChoiceParts develops and operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. We have a 27.5% equity interest in ChoiceParts. See Note 5, "Investment in ChoiceParts, LLC" for additional information.

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

     We have trademarked virtually all of our products and services, which we use in the advertising and marketing of our products and services. Pathways and CCC are well-known marks within the automobile insurance and collision repair industries. We have patents for our collision estimating service pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. In 1999, we received a patent for the Pathways method for managing insurance claim processing. Although we do not have a patent for the Total Loss calculation process, the processes involved in this program are our trade secrets and are essential to our Total Loss business. Despite these precautions, we believe that existing laws provide only limited protection for our technology. A third party may misappropriate our technology or independently develop similar technology. Additionally, it is possible other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us.

     We license certain data used in our services from third parties to whom we pay royalties. With the exception of the MOTOR Crash Estimating Guide that we license from a division of Hearst, we do not believe that our services are significantly dependent upon licensed data that cannot be obtained from other vendors. Although we have licensed the estimating guide from Hearst through June 30, 2021, we do not have access to an alternative database that would provide comparable information in the event the license is terminated. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement;
(2)  we  do  not comply with the material terms and conditions of the agreement;
(3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

     Any interruption of our access to the MOTOR Crash Estimating Guide provided by a division of Hearst could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we license data used in the Recycled Parts database, and in June 2002, we entered into a data supply agreement with a new provider of recycled parts data, Car-Part.com. Any interruption of our access to the data contained in the Recycled Parts database could have a material adverse effect on our business.

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

                                   COMPETITION

     The industry in which we participate is highly competitive. We compete by offering value added products and services that we believe are unique and by providing superior customer service for these solutions. Historically, our principal competitors have included the Claims Services Group of ADP and Mitchell International Inc. ("Mitchell"). The Claims Services Group of ADP offers a collision estimating, digital imaging system and a vehicle valuation service to the automobile insurance industry and a collision estimating and digital imaging system and a shop management system to the collision repair industry. Mitchell publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. In addition, over the past few years we have faced competition from several new companies, many of which focus on the delivery of services over the Internet. Over the past few years, we have experienced steady competitive price pressure.

     We intend to address competitive price pressures by providing higher quality value-added solutions and services that offer more advanced features to our clients. We also intend to continue to develop unified, user-friendly claim services that incorporate our comprehensive proprietary inventory of data. We expect that Pathways will continue to provide a unique service for our insurance and collision repair customers and allow us to effectively address competitive price pressures.

     At times, insurance companies have entered into agreements with companies (including ADP, Mitchell and CCC) that provide that the insurance company will either use the product or service of that company exclusively or designate the company as its preferred provider of that product or service. If the agreement is exclusive, the insurance company requires that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the company is simply a preferred provider, the collision repair facilities, independent appraisers and regional offices are encouraged to use one of the approved products, but may choose any other vendor's product or service. Being included on the approved list of an insurance company or having a product that is endorsed by the insurance company provides certain benefits, including immediate customer availability and an advantage over competitors who may not have such approval. To the extent an insurance company has endorsed ADP or Mitchell, but not us, we will experience a competitive disadvantage.

                                   REGULATION

     The Company's insurance company customers are subject to laws and regulation by individual state insurance regulatory agencies. In many states, those agencies have promulgated regulations governing the settlement of total loss insurance claims, and the Company monitors these regulations and their impact on our Total Loss valuation service. A large portion of the revenue from our Total Loss valuation service during the year ended December 31, 2002 came from those states with the largest number of registered vehicles, such as California, Florida, Illinois, New York, Pennsylvania, Ohio, New Jersey, Georgia and Texas, with no specific state accounting for more than approximately 17.5% of the Company's volume for Total Loss.

     The Company's Total Loss valuation service has been expressly approved for use by regulators in several states. In most states, there is no formal approval process for total loss valuation products, but the Company's Total Loss product is indirectly affected by the actions of insurance regulators because the Company's customers are subject to regulation.

     Periodically, the Company or its customers receive inquiries from state insurance regulators regarding various aspects of the Company's Total Loss valuation service. Most such inquiries are of a routine nature and are addressed in the ordinary course. However, from time to time, individual state Departments Of Insurance have taken positions as to whether the use of the Total Loss service produces valuations is in compliance with a state's claim handling regulations.

     The Company recently learned that the California Department of Insurance has advised some of the Company's customers (which management estimates to be approximately 10.5% of that product's total revenue earned in 2002) that their use of our Total Loss valuation product has not been in compliance with applicable California insurance regulations with respect to a particular component of the product's methodology. The Company believes the product is, and has been, in compliance with the current California regulations. In addition, the California Department of Insurance has proposed new regulations, which, if enacted, would require the Company to change its methodology for computing Total Loss valuations in California. Nevertheless, the Company believes that the methodology employed by its Total Loss product can be revised to meet any methodology or deadlines imposed by the new California regulations.

                            RESEARCH AND DEVELOPMENT

     For the years 2002, 2001 and 2000 we incurred research and development costs of $7.6 million, $13.0 million and $11.1 million, respectively.

                      CERTAIN RISKS RELATED TO OUR BUSINESS

     Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     The markets in which we compete are increasingly characterized by technological change. The introduction of competing products and services incorporating new technologies could render some or all of our products and services unmarketable. We believe that our future success depends on our ability to enhance our current products and services and to develop new products and services that address the increasingly sophisticated needs of our customers. As a result, we have in the past and intend to continue to commit substantial resources to product development and programming. The development of new products and services may result in unanticipated expenditures and capital costs, which may not be recovered in the event one or more of our products is unsuccessful. Our failure to develop and introduce new or enhanced products and services in a timely and cost-effective manner in response to changing technologies or customer requirements would have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO PROVIDE COLLISION ESTIMATING SERVICES TO OUR CUSTOMERS COULD BE SEVERELY LIMITED IF OUR ACCESS TO DATA IS INTERRUPTED.

     A substantial portion of the data utilized in our collision estimating products is derived from the MOTOR Crash Estimating Guide, a publication of a subsidiary of The Hearst Corporation. We have a license to use the MOTOR Crash Estimating Guide data under an agreement with Hearst, which expires on June 30, 2021. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

     There can be no assurance that we will be able to renew the Hearst license on economic terms that are beneficial to us or at all. We do not believe that we have access to an alternative database that would provide comparable information. Any interruption of our access to the MOTOR Crash Estimating Guide data could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding our license with Hearst, see "Business - Intellectual Property and Licenses" of this section.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS AND PROPRIETARY INFORMATION, OUR ABILITY TO COMPETE EFFECTIVELY COULD BE ADVERSELY IMPACTED.

     We regard the technology underlying our products and services as proprietary. We rely primarily on a combination of intellectual property laws, patents, trademarks, confidentiality agreements and contractual provisions to protect our proprietary rights. We have registered certain of our trademarks. Our Total Loss calculation process is not patented; however, the underlying methodology and processes are trade secrets and are essential to our Total Loss business. Existing trade secrets and copyright laws afford us limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult. There can be no assurance that the obligations to maintain the confidentiality of our trade secrets and proprietary information will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information, or that our trade secrets or proprietary information will not be independently developed by our competitors. There can be no assurance that our trade secrets or proprietary information will provide competitive advantages or will not be challenged or circumvented by its competitors. We may be required to litigate to defend against claims of infringement, to protect our intellectual property rights and could result in substantial cost to, and diversion of efforts by, us. There can be no assurance that we would prevail in any such litigation. If we are unable to protect our proprietary rights in our intellectual property, it could have a material adverse effect on our business, financial condition and results of operations.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT, IF ADVERSELY ADJUDICATED OR SETTLED, COULD MATERIALLY IMPACT OUR FINANCIAL CONDITION.

     We are currently involved in several legal proceedings that may result in substantial payments by the Company. We currently are defendants in 12 class action suits regarding our Total Loss service. If we were to face a full court trial and be held liable in any of the actions (or otherwise determine that it is in our best interests to settle any of them), we could incur significant legal expenses and be required to pay monetary damages (or settlement payments) that may have a significant negative impact on our financial condition. See Note 23, "Legal Proceedings" for further discussion.

WE HAVE A HISTORY OF OPERATING LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, WHICH MAY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

     We have an accumulated net deficit from inception of approximately $62.9 million through December 31, 2002. Additionally, we failed to generate a profit for the years 2001 and 2000 and prior to 2002 had a persistent decrease in cash flow in each year, from 1998 to 2001. Losses had resulted principally from costs incurred in product acquisition and development, from servicing of debt and from general and administrative costs. The costs exceeded our revenues in most years prior to 2002. Although we increased our revenue in each of the years ended December 31, 2002, 2001 and 2000 and generated operating income of $37.3 million in 2002, there can be no assurance that we will be able to sustain this revenue growth or achieve or maintain profitability in the future.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR OBLIGATIONS OR FIND ALTERNATIVE FINANCING SOURCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Our ability to make payments on our obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $30 million Credit Facility, depends on our satisfying various covenants, which require us to maintain certain levels of operating cash flow, debt coverage and net worth and limits our ability to make certain investments. As of December 31, 2002, we were in compliance with all of these covenants and had no advances under the Credit Facility.

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

VARIOUS STATE LAWS AND REGULATIONS GOVERN THE USE OF OUR TOTAL LOSS SERVICE BY INSURANCE COMPANIES.

     Changes in the content or interpretation of those laws or regulations in a way that restricts the use of this service by insurance companies may have a material adverse effect on our business, financial condition and results of operations.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN LIABILITY INSURANCE.

     We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and, when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.


TERRORIST ACTS AND ACTS OF WAR MAY SERIOUSLY HARM OUR BUSINESS AND REVENUE, COSTS AND EXPENSES AND FINANCIAL CONDITION.

     Terrorist acts or acts of war may cause damage or disruption to CCC, our employees, facilities, suppliers, or customers, which could significantly impact our revenue, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted.

ITEM  2.  PROPERTIES

     Our corporate office is located in Chicago, Illinois, where we lease two spaces of a multi-tenant facility, one for approximately 104,000 square feet, which expires in November 2008 and the second for approximately 37,000 square feet, which expires in January 2004. In Glendora, California, we lease approximately 42,000 square feet of a facility under a lease expiring in June 2012, where a satellite development center and distribution center are housed. We own a 50,000 square foot facility in Sioux Falls, South Dakota used primarily for certain customer service and claims processing operations. During 2001, we vacated approximately 34,000 feet of a multi-tenant facility in Chicago previously occupied by our discontinued DriveLogic segment under a lease expiring in March 2006. We are currently attempting to sublease these premises. In addition, we vacated facilities previously occupied by CCC Consumer Services and CCC International, both of which were shut down in 2001, and we are currently subleasing 9,329 square feet of our Sioux Falls facility. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The information provided in Note 23 of the financial statements contained in Item 15(a) 1 of this Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CCCG." The following table sets forth the high and low closing sales prices per share of our common stock for the fiscal periods indicated:

                                       2002                  2001
                                  --------------        --------------
                                   HIGH     LOW          HIGH    LOW
                                  ------  ------        ------  ------
                 First Quarter    $ 9.42  $ 6.60        $ 9.88   $6.75
                 Second Quarter   $14.29  $ 9.41        $10.35   $5.94
                 Third Quarter    $13.99  $ 9.79        $ 7.47   $4.95
                 Fourth Quarter   $20.35  $13.52        $ 8.15   $5.37

     Our policy has been to retain cash to fund future growth. Accordingly, since our initial public offering of common stock in August of 1996, we have not paid any dividends. As of March 7, 2003, there were 26,202,116 shares of common stock outstanding. There were 70 stockholders of record on March 7, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     Below are the Company's condensed consolidated statements of operations and selected balance sheet information for the five years ended December 31, 2002. This information should be read in conjunction with the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.


                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                     2002      2001       2000       1999       1998
                                                  -----------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues . . . . . . . . . . . . . . . . . . . .  $ 191,860  $ 187,941  $ 184,641  $ 179,021  $ 168,811
Expenses:
  Operating expenses . . . . . . . . . . . . . .    153,688    175,768    181,018    160,751    145,045
  Restructuring charges. . . . . . . . . . . . .        869     10,499      6,017      2,242      1,707
  Litigation settlements . . . . . . . . . . . .          -      4,250      2,375          -      1,650
                                                  -----------------------------------------------------
Operating income (loss). . . . . . . . . . . . .     37,303     (2,576)    (4,769)    16,028     24,409

Interest expense . . . . . . . . . . . . . . . .       (708)    (5,680)    (3,135)    (1,358)      (252)
Other income (expense), net. . . . . . . . . . .        455       (248)     5,101        412        697
Gain on exchange of investment securities, net .          -          -     18,437          -          -
Loss on investment securities and notes. . . . .          -    (28,267)         -          -          -
CCC Capital Trust minority interest expense. . .     (3,984)    (1,371)         -          -          -
Equity in net losses of ChoiceParts investment .       (291)    (2,486)    (2,071)         -          -
                                                  -----------------------------------------------------
Income (loss) from continuing operations before
  income taxes . . . . . . . . . . . . . . . . .     32,775    (40,628)    13,563     15,082     20,854
Income tax (provision) benefit . . . . . . . . .    (10,420)    18,329     (3,452)    (7,352)    (8,997)
                                                  -----------------------------------------------------
Income (loss) from continuing operations before
  equity losses. . . . . . . . . . . . . . . . .     22,355    (22,299)    10,111      7,730     11,857
Equity in net losses of affiliates . . . . . . .          -     (2,354)   (15,650)    (6,645)   (11,658)
                                                  -----------------------------------------------------
Income (loss) from continuing operations . . . .     22,355    (24,653)    (5,539)     1,085        199
Income (loss) from discontinued operations, net
  of income taxes. . . . . . . . . . . . . . . .        354     (5,972)    (3,704)      (333)      (280)
                                                  -----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .     22,709    (30,625)    (9,243)       752        (81)
Dividends and accretion on mandatorily
  redeemable preferred stock . . . . . . . . . .          -          -          -         (2)        43
                                                  -----------------------------------------------------
Net income (loss) applicable to common stock . .  $  22,709  $ (30,625) $  (9,243) $     750  $     (38)
                                                  =====================================================

INCOME (LOSS) PER COMMON SHARE-BASIC
  Income (loss) from continuing operations . . .  $    0.86  $   (1.12) $   (0.25) $    0.05  $    0.01
  Income (loss) from discontinued operations . .       0.01      (0.27)     (0.17)     (0.02)     (0.01)
                                                  -----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .  $    0.87  $   (1.39) $   (0.42) $    0.03  $       -
                                                  =====================================================

INCOME (LOSS) PER COMMON SHARE-DILUTED
  Income (loss) from continuing operations . . .  $    0.83  $   (1.12) $   (0.25) $    0.05  $    0.01
  Income (loss) from discontinued operations . .       0.01      (0.27)     (0.17)     (0.02)     (0.01)
                                                  -----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .  $    0.84  $   (1.39) $   (0.42) $    0.03  $       -
                                                  =====================================================


Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . .     25,850     21,967     21,851     22,856     24,616
  Diluted. . . . . . . . . . . . . . . . . . . .     26,904     21,967     21,851     23,162     25,188



                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                     2002      2001       2000       1999       1998
                                                  -----------------------------------------------------
                                                                     (in thousands)
SELECTED CONSOLIDATED BALANCE SHEET DATA:
 Cash and marketable securities. . . . . . . . .  $  20,200   $    766   $    912   $  1,378   $  1,526
 Working capital . . . . . . . . . . . . . . . .     (4,444)   (20,256)   (24,886)    (3,868)     3,281
 Total assets. . . . . . . . . . . . . . . . . .     67,843     62,194     94,688     84,549     79,018
 Long-term debt, excluding current maturities. .          -      7,145     42,000     24,685     11,000
 Mandatorily redeemable preferred stock. . . . .          -     13,370          -          -        688
 Stockholders' equity (deficit). . . . . . . . .  $  21,184   $ (6,811)  $  2,118   $ 15,261   $ 35,303

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Company's consolidated financial statements and notes thereto, appearing elsewhere in this Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Item 1, "Business - Certain Risks Related to our Business."

CRITICAL  ACCOUNTING  POLICIES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We review the accounting policies, including those described in Note 2, "Significant Accounting Policies," we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, net, income taxes, goodwill, software development costs, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee and Disclosure Committee. (See, "Preparation of Financial Information" in this section, for further discussion of the Disclosure Committee.)

     We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

     ACCOUNTS  RECEIVABLE,  NET.     Accounts  receivable  as  presented  in the
accompanying consolidated balance sheet are net of reserves for customer allowances and doubtful accounts. We determine allowances for accounts receivable based on specific identification of customer accounts requiring allowances and the application of a predetermined percentage to the remaining accounts receivable balances. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, the recoverability of amounts due could be adversely affected.

     INCOME TAXES. Deferred income taxes are provided for timing differences in recognizing certain income and expense items for financial reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income. During 2001 we recorded a net loss of $27.1 million on the write-off of the ChannelPoint investment and note receivable, including accrued interest. For tax purposes, $20.8 million of this loss was considered a capital loss, which can only be offset with net capital gains. We believe that it is more likely than not that the capital loss will not be realized; therefore, a valuation allowance has been established for this item. We also have foreign net operating losses from prior years related to our former CCC International operations. We have established a valuation allowance for the full amount of these foreign net operating losses because realization of these assets is not more likely than not.

     We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for valuation allowances. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowances would be reversed.

     During the third quarter of 2002, the Company filed amended income tax returns to claim research and experimentation tax credits applicable to the years 1998, 1999 and 2000 and recorded a credit to income tax expense of $2 million, which is the Company's best estimate of the amount of tax credits to be realized. The Company also recorded research and experimentation credits of $0.4 million for 2002. We believe that our approach in determining the amount of credits is reasonable, however this could ultimately result in changes, once they are reviewed by taxing authorities.

     GOODWILL. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company January 1, 2002. Under SFAS 142, goodwill is no longer amortized to earnings, but instead is reviewed for impairment on at least an annual basis. The Company completed the required transitional impairment analysis on June 30, 2002 and determined that there was no impairment in the value of goodwill. In addition, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. As of December 31, 2002, no such events or changes in circumstances have occurred since our impairment analysis was performed in June 2002.

     The unamortized goodwill balance as of December 31, 2002 was $4.9 million. This goodwill originated from a 1988 acquisition that included the Total Loss service. We currently generate approximately 24% of our total revenue from Total Loss and related services. In the future, net cash flows from the Total Loss service will be utilized in determining if the goodwill is impaired. At December 31, 2002, no such impairment existed.

     SOFTWARE DEVELOPMENT COSTS. The Company expenses research and development costs as they are incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its software products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's software products is generally not established until the development of the software product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. Should our development process change significantly the Company would reevaluate the impact of SFAS No. 86.

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

     COMMITMENTS AND CONTINGENCIES. Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties such as regulators. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

     In 2001, we recorded a charge of $4.3 million to write off excess office space in Chicago, formerly occupied by DriveLogic. This charge was recorded after a complete review of our short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million. During 2002, the Company recorded an additional $0.9 million charge to revise the estimated future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company has not sublet the office space by September 30, 2003, we will reevaluate the amount recorded, at that time. However, if events or circumstances change prior to September 30, 2003, the Company will reevaluate the charge at that time. The lease for this office space expires March 31, 2006. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the charge recorded.

     We recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in 2001 as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our Total Loss valuation service. This charge was based on Statement of Financial Accounting Standards No. 5 "Accounting For Contingencies" that establishes standards of financial accounting and reporting for loss contingencies. We anticipate that the settlement would eliminate the viability of class claims in 7 of the 12 class action suits pending against the Company related to the Total Loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. As of December 31, 2002, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, we will continue to assess their potential impact.

                      PREPARATION OF FINANCIAL INFORMATION

      We believe that the application of accounting standards is as important as the underlying financial data in reporting our financial position, results of operations and cash flows. The Company believes that its accounting policies are prudent and provide a clear view of the Company's financial performance. The
Company has formed a Disclosure Committee, composed of senior management, including senior financial and legal personnel, to help ensure the completeness and accuracy of the Company's financial results and disclosures. In addition, prior to the release of the Company's financial results, the Company's key management reviews the Company's annual and quarterly results, along with key accounting policies and estimates, with the audit committee of our Board of Directors.

                             2002 COMPARED WITH 2001

     OPERATING INCOME. Operating income increased year over year by $39.9 million, to $37.3 million, in 2002, due to a decrease in expenses of $36.0 million and an increase in revenues of $3.9 million. Our operating margins (operating income (loss) as a percentage of revenue), increased to 19.4% for the year ended 2002 compared to (1.4%) in 2001. The increase in operating income and margin for the year ended 2002 was due primarily to a continued improvement in profitability resulting from our restructuring, which occurred in June 2001. Operating loss for the year ended 2001 included a restructuring charge of $(10.5) million, an estimated charge for settlement of a lawsuit related to our Total Loss valuation service of $(4.3) million and an operating loss of $(3.4) million for CCC International, which was shut down in June 2001.

     REVENUES. Revenues for the year ended December 31, 2002 of $191.9 million were $3.9 million, or 2.1%, higher than the same period last year. Revenues from our U.S. business increased $5.6 million, or 3.0% in 2002, compared to the same period last year.

Revenue  by  major  product  and  service  groups  are  as  follows:

                                                  2002       2001       2000
                                               -------------------------------
Pathways. . . . . . . . . . . . . . . . . . .  $ 116,231  $ 109,568  $ 102,585
Total Loss Valuation Services . . . . . . . .     45,463     47,977     49,332
Workflow Products . . . . . . . . . . . . . .     22,602     19,706     14,054
Information Services Products . . . . . . . .      1,134        828        487
Other Products and Services . . . . . . . . .      6,430      8,180     10,431
                                                ------------------------------
  Total Revenue from U.S.Operations . . . . .    191,860    186,259    176,889
  Total Revenue from International Operations          -      1,682      7,752
                                               -------------------------------
    Total Revenue . . . . . . . . . . . . . .  $ 191,860  $ 187,941  $ 184,641
                                               ===============================

     Revenues from our Pathways' products increased for the year ended 2002 by $6.7 million, or 6.1%, compared to the same period of 2001. This was primarily led by an increase in the number of new automotive collision repair customers, an increase in units from existing collision repair facilities and an increase in the number of Pathways Digital Imaging product units used by our automotive collision repair customers.

     Revenues from our Total Loss valuation services decreased by $2.5 million, or 5.2%, from the year ended December 31, 2001 compared to the same period of 2002 as a result of lower transaction volumes due primarily to a customer switching to an in-house solution.

     Revenues from our workflow products, including our EZNet communications network, our Pathways Appraisal Quality Solution and our CCC Autoverse Claim Management solution, increased in 2002 by $2.9 million, or 14.7%, compared to the same period of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNet communications network.

     Revenue from information services increased $0.3 million, or 37.0%, due to an insurance customer adopting ClaimScope Navigator in 2002.

     Revenues from our other products and services, which include the Computerized Automobile Rental System ("CARS") and the leasing of computer hardware, decreased by $1.8 million, or 21.4%. The decrease was mainly attributable to a decrease in transaction volume related to our CARS service, a decrease in the number of units leased and a renegotiated price for a customer leasing hardware.

     OPERATING EXPENSES. Operating expenses as a percentage of revenues are summarized as follows:

                                                 2002               2001               2000
                                         ------------------------------------------------------
Revenues. . . . . . . . . . . . . . . .  $ 191,860  100.0%  $ 187,941  100.0%  $ 184,641  100.0%
Production and Customer Support . . . .     28,376   14.8      32,498   17.3      41,449   22.4
Commissions, Royalties and Licenses . .     10,411    5.4      10,129    5.4      13,512    7.3
Selling, General and Administrative . .     77,449   40.4      90,892   48.4      86,663   46.9
Depreciation and Amortization . . . . .      9,069    4.7      11,820    6.3      11,499    6.2
Product Development and Programming . .     28,383   14.8      30,429   16.2      27,895   15.1
Restructuring Charges . . . . . . . . .        869    0.5      10,499    5.6       6,017    3.3
Settlements . . . . . . . . . . . . . .          -      -       4,250    2.3       2,375    1.3

Total Operating Expenses. . . . . . . .    154,557   80.6     190,517  101.4     189,410  102.6

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support decreased from $ 32.5 million, or 17.3% of revenue, to $28.4 million, or 14.8% of revenue. The year-over-year decrease was due to a decrease of $1.5 million as a result of our shut down of CCC International, $1.3 million due to lower headcount and associated costs related to improved efficiency in the customer support area, including the consolidation of certain customer support functions and $0.9 million due to renegotiated reduced rates for telecommunication, service bureau and network costs.

     COMMISSIONS, ROYALTIES AND LICENSES. Commissions, royalties and licenses increased from $10.1 million, or 5.4% of revenues, to $10.4 million, or 5.4% of revenues. These expenses remained relatively stable year-over-year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative decreased from $90.9 million, or 48.4% of revenues, to $77.4 million, or 40.4% of revenues. These expenses decreased primarily as a result of the benefits of the restructuring in 2001 and profit improvement initiatives in 2002. Other contributing factors were lower communication expenses, lower web hosting fees and reduced conferences held in 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $11.8 million, or 6.3% of revenues, to $9.1 million, or 4.7% of revenues. Depreciation and amortization decreased as a result of fewer investments in internal use software and customer leased computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill.

     PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming decreased from $30.4 million, or 16.2% of revenue, to $28.4 million, or 14.8% of revenue. The decrease was due to lower development expenses, resulting from the consolidation of our DriveLogic business unit and the associated reduction-in-force partially offset by hiring additional staff and additional consulting work for increased product development efforts.

     RESTRUCTURING CHARGES. In June 2001, we announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, we recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees.

     In addition, we recorded a charge of $3.4 million in June 2001 related to our decision to shut down CCC International in order to focus on U.S. market opportunities. This charge consisted of a write-off of goodwill of $1.1 million, contractual commitments (including office space) of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million.

     During 2001, we also recorded a charge of $4.3 million to write off excess office space in Chicago, formerly occupied by DriveLogic. This charge was recorded after a complete review of our short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million. In 2002, the Company recorded an additional $0.9 million charge to revise the estimated future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company does not sublet the office space by September 30, 2003, it will need to reevaluate the amount recorded, at that time. The lease for this office space expires March 31, 2006. See Note 7, "Restructuring Charges."

     LITIGATION SETTLEMENTS. We recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in 2001 as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our Total Loss valuation service. This charge was based on Statement of Financial Accounting Standards No. 5 "Accounting For Contingencies" that establishes standards of financial accounting and reporting for loss contingencies. We anticipate that the settlement would eliminate the viability of class claims in 7 of the 12 class action suits pending against the Company related to the Total Loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. As of December 31, 2002, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, we will continue to assess their potential impact.

     INTEREST EXPENSE. Interest expense decreased from $5.7 million in 2001 to $0.7 million in 2002. The decrease from 2001 was driven by a lower level of borrowings, a decrease in interest rates charged and lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to the cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and have had no borrowings since that time.

     LOSS ON INVESTMENT SECURITIES AND NOTES. We recorded a loss in the second quarter of 2001 of approximately $27.1 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. See Note 3, "Investment in InsurQuote/ChannelPoint." In addition, we recorded a loss in 2001 of approximately $1.1 million for the write-off of our investment in Info4cars.com Inc., a provider of vehicle history reports and other products ("Info4cars"), including a $0.8 million allowance related to notes receivable plus accrued interest. This charge was based on a review of Info4cars' financial statements and representations from Info4cars' management. Both notes were settled and are no longer outstanding as of December 31, 2002.

     MINORITY INTEREST EXPENSE. We recorded minority interest expense of $4.0 million for the year ended 2002 versus $1.4 million for the same period last year. The minority interest expense is associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P and represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result will not have any interest expense relating to these securities starting in November 2002. See Note 14, "CCC Capital Trust." Assuming the Trust Preferred Securities had not been repurchased early, the following is the Company's estimate of the amount of minority interest expense that would have been incurred in the year's 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006.

                                         TOTAL    2003    2004    2005    2006
                                        --------------------------------------
     Minority interest expense savings  $7,607  $2,107  $2,392  $2,695  $  413
                                        ======================================

     EQUITY IN NET LOSSES OF CHOICEPARTS. We recorded a charge of $0.3 million for the year ended December 31, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $2.5 million for the same period in 2001. ChoiceParts was established in May 2000. See Note 5, "Investment in ChoiceParts, LLC."

     INCOME TAXES. Income taxes increased from a benefit of $18.3 million, or 45.1% of losses from continuing operations before taxes, in 2001, to a tax provision of $10.4 million, or 31.8% of income from continuing operations before taxes, in 2002. The tax benefit of $18.3 million in 2001, reflects the tax effect of the shut down of CCC International of $13.9 million, the ChannelPoint allowance recorded of $2.4 million and other pre-tax losses of $2.0 million. The 2002 increase was mainly attributable to pretax income partially offset by research tax credits of $2.4 million.

     EQUITY IN NET LOSSES OF AFFILIATES. In conjunction with our decision to reduce investments in and shut down CCC International, in May 2001 we ceased funding the operating losses of Enterstand. As a result, the operations of Enterstand ceased.

     DISCONTINUED OPERATIONS. Income from discontinued operations, the former CCC Consumer Services segment, net of income taxes increased from a loss of $6.0 million in 2001 to income of $0.4 million in 2002. See Note 8, "Discontinued Operations."

                             2001 COMPARED WITH 2000

     For the year ended December 31, 2001, we reported a net loss of $(30.6) million, or $(1.39) per share on a diluted basis, versus a net loss applicable to common stock of $(9.2) million, or $(0.42) per share on a diluted basis, for the same period in 2000. For the year ended December 31, 2001, we had an operating loss of $(2.6) million compared to an operating loss of $(4.8) million in 2000. The decrease in operating losses of $2.2 million from 2000 was principally the result of an increase in revenues of $3.3 million, or 1.8% being offset, in part, by an increase in operating expenses of $1.1 million, or 0.58%.

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

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative increased from $86.7 million, or 46.9% of revenues, to $90.9 million, or 48.4% of revenues. This increase is primarily attributable to the investments of $3.0 million made in the first half of 2001 in DriveLogic, when DriveLogic was operated as a separate business unit. In addition, CCC U.S. recorded a fourth quarter 2000 gain of $4.3 million related to the final resolution of previously accrued expenses associated with a vendor agreement focused on technology testing and rollout of certain products and services. Other contributing factors in the increase of expenses, was the conversion of independent sales representatives to salaried employees and higher outside legal fees.

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

     RESTRUCTURING CHARGES. In June 2001, we announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, we recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. During the fourth quarter of 2001, we recorded a charge of $4.3 million to write off excess office space in Chicago, formerly occupied by DriveLogic. This charge was recorded after a complete review of our short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million. See Note 7, "Restructuring Charges."

     In addition, we recorded a charge of $3.4 million in June 2001 related to our decision to shut down CCC International in order to focus on U.S. market opportunities. This charge consisted of a write-off of goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. In December 2000, we decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a charge of $6.0 million in the fourth quarter of 2000 to write-off the goodwill, severance and related costs to terminate approximately 86 employees, write-down the fixed assets to net realizable value and contractual commitments. See Note 7, "Restructuring Charges."

     LITIGATION SETTLEMENTS. We recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in the fourth quarter of 2001 as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our Total Loss valuation service. This charge was based on Statement of Financial Accounting Standards No. 5 "Accounting For Contingencies" that establishes standards of financial accounting and reporting for loss contingencies. It requires accrual by a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. CCC anticipates that the settlement would eliminate the viability of class claims in 14 of the 21 class action suits pending against the Company related to the Total Loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement.

     In 2000, we recorded a charge of $1.4 million related to settlement costs of an arbitration proceeding before the American Arbitration Association captioned Autobody Software Solutions, Inc. v. CCC Information Services Inc. In addition, we recorded a charge of $1.0 million in the fourth quarter of 2000 related to settlement costs of a litigation matter with American Salvage Pool Association. See Note 9, "Litigation Settlements."

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

     OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased from $5.1 million in 2000 to $(0.2) million in 2001. The decrease from prior year was principally due to a $4.1 million gain recorded in the first quarter of 2000 on the termination of the sales and marketing agreement between InsurQuote Systems, Inc. and CCC. See Note 3, "Investment in InsurQuote/ChannelPoint."

     GAIN ON EXCHANGE OF INVESTMENT SECURITIES, NET. We recorded a gain in the second quarter of 2000 of approximately $18.4 million in connection with the exchange of our equity investment in InsurQuote securities for ChannelPoint common stock. Net of income taxes, the gain was approximately $17.7 million. See
Note  3,  "Investment  in  InsurQuote/ChannelPoint."

     LOSS ON INVESTMENT SECURITIES AND NOTES. We recorded a loss in the second quarter of 2001 of approximately $27.1 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. See Note 3, "Investment in InsurQuote/ChannelPoint". In addition, we recorded a loss in the fourth quarter of 2001 of approximately $1.1 million for the write-off of our investment in Info4cars.com Inc., a provider of vehicle history reports and other products ("Info4cars"), including a $0.8 million allowance related to notes receivable plus accrued interest. This charge was based on a review of Info4cars' financial statements and representations from Info4cars' management.

     MINORITY INTEREST EXPENSE. We recorded minority interest expense of $1.4 million associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P. The minority interest expense represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income.

     EQUITY IN NET LOSSES OF CHOICEPARTS. We recorded a charge of $2.5 million for the year ended December 31, 2001 related to our share of the losses in ChoiceParts compared to a charge of $2.1 million for the period May 4, 2000 through December 31, 2000. ChoiceParts was established in May 2000. See Note 5, "Investment in ChoiceParts, LLC."

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

     EQUITY IN NET LOSSES OF AFFILIATES. Equity in net losses of affiliates decreased from $15.7 million in 2000 to $2.4 million in 2001. The Enterstand losses during the year ended December 31, 2000 reflect the change in percentage of losses recognized from 19.9% to 85% for the period April 1, 2000 through September 30, 2000, which corresponded to the level of funding we provided Enterstand during that period. During the fourth quarter of 2000 and the first quarter of 2001, we funded 100% of the operating losses of Enterstand and recorded 100% of Enterstand's operating losses. In conjunction with our decision to reduce investments in and shut down CCC International, in May 2001, we ceased funding the operating losses of Enterstand. As a result, the operations of Enterstand ceased and we stopped recording the losses of Enterstand.

     DISCONTINUED OPERATIONS. Loss from discontinued operations, the former CCC Consumer Services segment, net of income taxes, increased from $3.7 million in 2000 to $6.0 million in 2001.

       QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION

     The following table sets forth unaudited condensed consolidated statements of operations for the quarters in 2002 and 2001. These condensed quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

                                                                       Three-Month Period Ended
                                       -----------------------------------------------------------------------------------------
                                        MAR.31,    JUNE 30,    SEPT.30,    DEC.31,    MAR.31,    JUNE 30,    SEPT.30,    DEC.31,
                                         2001        2001        2001       2001       2002        2002        2002       2002
                                       -----------------------------------------------------------------------------------------
Revenues. . . . . . . . . . . . . . .  $ 47,390   $  46,128   $  46,592   $ 47,831   $ 47,500   $  48,178   $  47,797   $ 48,385
Operating expenses. . . . . . . . . .   (45,632)    (46,885)    (42,741)   (40,510)   (38,290)    (38,978)    (38,641)   (37,779)
Restructuring charges . . . . . . . .         -      (6,199)          -     (4,300)         -           -        (869)         -
Litigation settlements. . . . . . . .         -           -           -     (4,250)         -           -           -          -
                                       -----------------------------------------------------------------------------------------
Operating income (loss) . . . . . . .     1,758      (6,956)      3,851     (1,229)     9,210       9,200       8,287     10,606
Interest expense. . . . . . . . . . .    (1,251)     (1,188)     (1,145)    (2,096)      (228)       (168)       (160)      (152)
Other income (expense), net . . . . .       286         401          44       (979)       217          (7)         76        169
CCC Capital Trust minority interest
   expense. . . . . . . . . . . . . .      (150)       (384)       (410)      (427)      (448)       (461)       (475)    (2,600)
Loss on investment securities and
   notes. . . . . . . . . . . . . . .         -     (27,595)          -       (672)         -           -           -          -
Equity in income (loss) of
   ChoiceParts. . . . . . . . . . . .      (876)       (795)       (481)      (334)      (292)        (50)         47          4
                                       -----------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes . .      (233)    (36,517)      1,859     (5,737)     8,459       8,514       7,775      8,027
Income tax benefit (provision). . . .       105      17,957        (946)     1,213     (3,243)     (3,218)       (754)    (3,205)
                                       -----------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before equity losses. .      (128)    (18,560)        913     (4,524)     5,216       5,296       7,021      4,822
Equity in net income (losses) of
   affiliates . . . . . . . . . . . .    (2,692)         79         259          -          -           -           -          -
                                       -----------------------------------------------------------------------------------------
Income (loss) from continuing
   operations . . . . . . . . . . . .    (2,820)    (18,481)      1,172     (4,524)     5,216       5,296       7,021      4,822
Income (loss) from discontinued
   operations, net of income taxes. .    (6,982)          -           -      1,010          -           -         354          -
                                       -----------------------------------------------------------------------------------------
Net income (loss) . . . . . . . . . .  $ (9,802)  $ (18,481)  $   1,172  $  (3,514) $   5,216   $   5,296   $   7,375  $   4,822
                                       =========================================================================================

PER SHARE DATA:
 Income (loss) per common share-
   basic. . . . . . . . . . . . . . .  $  (0.45)  $   (0.85)  $    0.05  $   (0.16) $    0.20   $    0.21   $    0.28  $    0.19
                                       =========================================================================================

 Income (loss) per common share-
   diluted. . . . . . . . . . . . . .  $  (0.45)  $   (0.85)  $    0.05  $   (0.16) $    0.20   $    0.20   $    0.27  $    0.17
                                       =========================================================================================

Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . .    21,768      21,794      21,821     22,480     25,699      25,826      25,873     26,000
 Diluted. . . . . . . . . . . . . . .    21,768      21,794      21,895     22,480     26,138      26,767      26,904     27,574

                                OUTLOOK FOR 2003

     As part of the Company's fourth quarter earnings release, the Company provided initial guidance for 2003 results.

     Revenue is expected to increase in the low to mid-single digit range, with growth accelerating in the second half of the year. Operating income is expected to be in the $40 to $43 million range. We expect income and operating margin growth to also accelerate in the second half of the year as our new product releases are expected to add meaningfully to the baseline. Our EPS target range is $0.92 to $0.96 cents per share, using a fully diluted base of 27.7 million shares in our calculation.

                         LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2002, net cash provided by operating activities was $45.6 million and proceeds received from the exercise of stock options was $3.1 million. The Company used $13.4 million to purchase the Trust Preferred Securities, $8.6 million for the purchase of equipment and software and $6.5 million, net, for the repayment of our Credit Facility. Included in the $45.6 million net cash provided by operating activities is interest expense of $4.0 million related to the Trust Preferred Securities.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and potential funding requirements for our ChoiceParts investment and other business development activities. We have the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's Pathways' services. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues. In addition, management believes that cash flows from operations and our available Credit Facility will be sufficient to meet our liquidity needs for the year ending December 31, 2003. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

                         OFF-BALANCE SHEET ARRANGEMENTS

     We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

         EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     On February 23, 2001, CCC Capital Trust issued 15,000 Trust Preferred Securities and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $10.00 per share, which was later reduced to $6.875 per share, to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Capital Trust received an aggregate purchase price of $15.0 million from the sale of these securities. The proceeds from the sale were used for general corporate purposes. During the fourth quarter of 2002, the Company purchased the outstanding Trust Preferred Securities from Capricorn for $16.3 million and recorded a $2.5 million pre-tax charge. See Note 14, "CCC Capital Trust."

     Three of our largest institutional stockholders and warrant holders, White River Ventures, Inc., Capricorn Investors II L.P. and Capricorn Investors III L.P., agreed to purchase their pro-rata share of the Rights Offering, as well as all of the shares not subscribed for by our other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, we issued these stockholders a total of 293,000 warrants, in December 2001, to purchase shares of our common stock at a price of $5.50 per share. The closing of the New Credit Facility prior to the Rights Offering required the utilization of an interim loan provided by White River Ventures Inc., Capricorn Investors II L.P. and Capricorn Investors III L.P. as part of their agreement to purchase all those shares not subscribed for by our other stockholders or warrant holders. In consideration for this, we issued White River Ventures Inc., Capricorn Investors II L.P. and Capricorn Investors III L.P., a total of 99,612 warrants to purchase shares of our common stock at a price of $5.50 per share. This interim loan was repaid upon the closing of the Rights Offering on December 31, 2001. See Note 15, "Rights Offering."

     In January 2002, we received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million for the purchase of 192,000 treasury shares at a price of $6.25 per share. This promissory note accrues interest, payable on a quarterly basis beginning March 1, 2003, at 6.75% and matures in January 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations under capital leases and operating leases are as follows:

                            TOTAL     2003     2004    2005    2006    2007    THEREAFTER
                           --------------------------------------------------------------
Capital lease obligations  $   646      487      158       -       -       -            -
Operating leases. . . . .  $39,919   11,994   11,020   9,342   2,668   2,529        2,366
                           --------------------------------------------------------------
Total . . . . . . . . . .  $40,565  $12,481  $11,178  $9,342  $2,668  $2,529   $    2,366
                           ==============================================================

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Due to the shut down of our operations in the United Kingdom, in 2001, we no longer believe our financial results will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) and 15(a)(2) included elsewhere in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements and Schedules

     1. Consolidated Financial Statements
                                                                            PAGE

          Report of Independent Accountants                                   28
          Consolidated  Financial  Statements:
            Consolidated Statements of Operations                             29
            Consolidated Balance Sheets                                       30
            Consolidated Statements of Cash Flows                             31
            Consolidated Statements of Stockholders' Equity (Deficit)         33
            Notes to Consolidated Financial Statements                        34

     2. Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts                         59

        All   other   schedules   have   been   omitted  because   the
        required information is included in the financial statements or notes thereto or because they are not required.

     3. Exhibits

        The exhibits  required by this item are set forth on the  exhibit
        index attached hereto                                                 60

     (b) Reports  on  Form  8-K

         A report on Form 8-K, dated October 21, 2002, was filed on October 28, 2002, disclosing information related to the purchase of the Trust Preferred Securities issued by CCC Capital Trust to Capricorn Investors III, L.P., one of the Company's major stockholders.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS  LLP

Chicago,  Illinois
January  30,  2003

                    CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    2002       2001       2000
                                                                  -------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $191,860   $187,941   $184,641
Expenses:
 Production and customer support . . . . . . . . . . . . . . . .    28,376     32,498     41,449
 Commissions, royalties and licenses . . . . . . . . . . . . . .    10,411     10,129     13,512
 Selling, general and administrative . . . . . . . . . . . . . .    77,449     90,892     86,663
 Depreciation and amortization . . . . . . . . . . . . . . . . .     9,069     11,820     11,499
 Product development and programming . . . . . . . . . . . . . .    28,383     30,429     27,895
 Restructuring charges . . . . . . . . . . . . . . . . . . . . .       869     10,499      6,017
 Litigation settlements. . . . . . . . . . . . . . . . . . . . .         -      4,250      2,375
                                                                  -------------------------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . .    37,303     (2,576)    (4,769)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .      (708)    (5,680)    (3,135)
Other income (expense), net. . . . . . . . . . . . . . . . . . .       455       (248)     5,101
Gain on exchange of investment securities, net . . . . . . . . .         -          -     18,437
Loss on investment securities and notes. . . . . . . . . . . . .         -    (28,267)         -
CCC Capital Trust minority interest expense. . . . . . . . . . .    (3,984)    (1,371)         -
Equity in losses of ChoiceParts investment . . . . . . . . . . .      (291)    (2,486)    (2,071)
                                                                  -------------------------------
Income (loss) from continuing operations before income taxes . .     32,775    (40,628)   13,563
Income tax (provision) benefit . . . . . . . . . . . . . . . . .    (10,420)    18,329    (3,452)
                                                                  -------------------------------
Income (loss) from continuing operations before equity losses. .     22,355    (22,299)   10,111
Equity in net losses of affiliates . . . . . . . . . . . . . . .          -     (2,354)  (15,650)
                                                                  -------------------------------
Income (loss) from continuing operations . . . . . . . . . . . .     22,355    (24,653)   (5,539)
Income (loss) from discontinued operations, net of income taxes.        354     (5,972)   (3,704)
                                                                  -------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $  22,709   $(30,625)  $(9,243)
                                                                  ===============================

PER SHARE DATA:
Income (loss) per common share - basic from:
 Income (loss) from continuing operations. . . . . . . . . . . .  $    0.86   $  (1.12)  $ (0.25)
 Income (loss) from discontinued operations. . . . . . . . . . .       0.01      (0.27)    (0.17)
                                                                  -------------------------------
 Income (loss) per common share-basic. . . . . . . . . . . . . .  $    0.87   $  (1.39)  $ (0.42)
                                                                  ===============================

Income (loss) per common share - diluted from:
 Income (loss) from continuing operations. . . . . . . . . . . .  $    0.83   $  (1.12)  $ (0.25)
 Loss from discontinued operations . . . . . . . . . . . . . . .       0.01      (0.27)    (0.17)
                                                                  -------------------------------
 Income (loss) per common share-diluted. . . . . . . . . . . . .  $    0.84   $  (1.39)  $ (0.42)
                                                                  ===============================
Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,850     21,967     21,851
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,904     21,967     21,851

              The accompanying notes are an integral part of these
                       consolidated financial Statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                -------------------------
                                                                                      2002        2001
                                                                                -------------------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    20,200   $       766
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,281        11,346
Current portion deferred income taxes. . . . . . . . . . . . . . . . . . . . .            -         5,322
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,499         6,461
                                                                                -------------------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,980        23,895

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .       12,407        13,487
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,896         4,896
Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . .       10,454        18,587
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          479           302
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          627         1,027
                                                                                -------------------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    67,843   $    62,194
                                                                                =========================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Book overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $     1,205
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,424         7,658
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,441        28,570
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,568             -
Current portion of deferred revenues . . . . . . . . . . . . . . . . . . . . .        6,503         6,297
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          488           421
                                                                                -------------------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       43,424        44,151

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         7,145
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13            66
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,222         3,737
Net liabilities of discontinued operations . . . . . . . . . . . . . . . . . .            -           536
                                                                                -------------------------

 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,659        55,635
                                                                                -------------------------
Commitments and contingencies (Notes 21 and 23)

Company obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely company-guaranteed debentures. . . . . . . . . . . . .            -        13,370
                                                                                -------------------------

Common stock ($0.10 par value, 40,000,000 shares authorized, 26,074,889 and
   25,503,567 shares outstanding at December 31, 2002 and 2001, respectively).        3,005         2,967
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .      128,766       124,188
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (62,878)      (85,587)
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . .            -           (10)
Notes receivable from officer. . . . . . . . . . . . . . . . . . . . . . . . .        1,506)            -
Treasury stock, at cost (4,094,665 and 4,286,665 common shares in treasury at
   December 31, 2002 and December 31, 2001, respectively). . . . . . . . . . .      (46,203)      (48,369)
                                                                                -------------------------

 Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . .       21,184        (6,811)
                                                                                -------------------------
 Total liabilities and stockholders' equity (deficit). . . . . . . . . . . . .  $    67,843   $    62,194
                                                                                =========================

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                           ---------------------------------
                                                                                2002       2001       2000
                                                                           ---------------------------------
Operating Activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    22,709   $(30,625)  $ (9,243)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
 (Income) loss from discontinued operations, net of income taxes. . . . .         (354)     5,972      3,704
 Equity in net losses of affiliates . . . . . . . . . . . . . . . . . . .            -      2,354     15,650
 Equity in net losses of ChoiceParts. . . . . . . . . . . . . . . . . . .          291      2,486      2,071
 Depreciation and amortization of property and equipment. . . . . . . . .        9,069     10,574      9,698
 Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . .            -      1,247      2,173
 Deferred income tax provision (benefit). . . . . . . . . . . . . . . . .       13,456    (17,331)    (1,254)
 Loss on investment securities and notes receivable . . . . . . . . . . .            -     28,267          -
 Gain on exchange of investment securities, net . . . . . . . . . . . . .            -          -    (18,437)
 Gain on settlement of marketing agreement. . . . . . . . . . . . . . . .            -          -     (3,644)
 Restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . .          869     10,499      6,017
 CCC Capital Trust minority interest expense. . . . . . . . . . . . . . .            -      1,371          -
 Interest on notes receivable from officer. . . . . . . . . . . . . . . .         (106)         -          -
 Write-off of internally developed software . . . . . . . . . . . . . . .            -          -      2,906
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          191        326        (86)
 Changes in:
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        1,065      5,521      1,824
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       (1,649)    (1,331)     1,619
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          400      1,689      1,439
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         (437)    (9,649)    (1,818)
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,021)     4,518      2,629
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .        3,459      3,533      1,101
   Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .          153      2,198        895
   Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,543)       112        (22)
                                                                           ---------------------------------
 Net cash provided by operating activities:
   Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . .       45,552     21,731     17,222
   Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . .           30     (3,485)    (4,783)
                                                                           ---------------------------------
 Net cash provided by operating activities. . . . . . . . . . . . . . . .       45,582     18,246     12,439
                                                                           ---------------------------------
Investing Activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,609)    (2,889)   (17,508)
 Capitalized acquisition costs. . . . . . . . . . . . . . . . . . . . . .         (193)         -          -
 Investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . .         (275)    (5,163)   (13,691)
 Issuance of warrants to Hearst . . . . . . . . . . . . . . . . . . . . .          318        475          -
 Purchase of InsurQuote securities. . . . . . . . . . . . . . . . . . . .            -          -       (527)
 Settlement of ChannelPoint note receivable . . . . . . . . . . . . . . .            -        460          -
 Proceeds from sale of discontinued businesses. . . . . . . . . . . . . .            -        657          -
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        120        (75)
                                                                           ---------------------------------
 Net cash used for investing activities . . . . . . . . . . . . . . . . .       (8,759)    (6,340)   (31,801)
                                                                           ---------------------------------

Financing Activities:
 Book overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -     (7,477)     7,052
 Principal repayments on long-term debt . . . . . . . . . . . . . . . . .      (28,500)   (88,875)   (35,811)
 Proceeds from borrowings on long-term debt . . . . . . . . . . . . . . .       22,000     53,375     53,000
 Proceeds from Rights Offering. . . . . . . . . . . . . . . . . . . . . .            -     20,000          -
 Payment of Trust Preferred, Credit Facility and Rights Offering costs. .            -     (4,342)         -
 Proceeds from issuance of Trust Preferred Securities and warrants. . . .            -     15,206          -
 Purchase of Trust Preferred Securities . . . . . . . . . . . . . . . . .      (13,369)         -          -
 Proceeds from exercise of stock options. . . . . . . . . . . . . . . . .        3,112        109      2,498
 Proceeds from employee stock purchase plan . . . . . . . . . . . . . . .          377        530        632
 Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . .            -          -     (8,235)
 Principal repayments of capital lease obligations. . . . . . . . . . . .         (421)      (578)         -
 Principal repayments on short term note. . . . . . . . . . . . . . . . .         (588)         -          -
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          -        (51)
                                                                           ---------------------------------
 Net cash provided by (used for) financing activities . . . . . . . . . .      (17,389)   (12,052)    19,085
                                                                           ---------------------------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .       19,434       (146)      (277)
Cash and cash equivalents
Beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .          766        912      1,189
                                                                           ---------------------------------
End of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    20,200   $    766   $    912
                                                                           =================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                OUTSTANDING
                                                                COMMON STOCK                                 ACCUMULATED
                                                            ------------------- ADDITIONAL                      OTHER
                                                             NUMBER OF    PAR     PAID-IN    ACCUMULATED    COMPREHENSIVE
                                                              SHARES     VALUE    CAPITAL      DEFICIT      LOSS (INCOME)
                                                            --------------------------------------------------------------
December 31, 1999. . . . . . . . . . . . . . . . . . . . .  21,991,826   $2,549  $ 98,799   $    (45,719)  $          (65)
  Stock options exercised including income tax benefit . .     358,267       36     3,856              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      77,736        8       624              -                -
  Treasury stock purchases . . . . . . . . . . . . . . . .    (683,550)       -         -              -                -
  Translation adjustment . . . . . . . . . . . . . . . . .           -        -         -              -             (358)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      15,000        -         -              -                -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -        -         -         (9,243)               -
                                                            --------------------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .           -        -         -         (9,243)            (358)
                                                            --------------------------------------------------------------
December 31, 2000. . . . . . . . . . . . . . . . . . . . .  21,759,279   $2,593  $103,279   $    (54,962)  $         (423)
                                                            --------------------------------------------------------------

  Rights Offering proceeds, net of offering costs. . . . .   3,636,364      363    18,108              -                -
  Issuance of warrants in connection with interim loan . .           -        -       206              -                -
  Warrants issued in connection with Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .           -        -     3,000              -                -
  Issuance costs of Trust Preferred Securities . . . . . .           -        -    (1,039)             -                -
  Stock options exercised including income tax benefit . .      14,600        1       114              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      93,324       10       520              -                -
  Translation adjustment . . . . . . . . . . . . . . . . .           -        -         -              -              413
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -        -         -        (30,625)               -
                                                            --------------------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .           -        -         -        (30,625)             413
                                                            --------------------------------------------------------------
December 31, 2001. . . . . . . . . . . . . . . . . . . . .  25,503,567   $2,967  $124,188   $    (85,587)  $          (10)
                                                            --------------------------------------------------------------
  Issuance of warrants to Hearst . . . . . . . . . . . . .           -        -       793              -                -
  Treasury stock purchases . . . . . . . . . . . . . . . .     192,000        -      (966)             -                -
  Interest on  notes receivable from officer . . . . . . .           -        -         -              -                -
  Stock options exercised including income tax benefit . .     334,402       35     3,781              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      44,920        3       374              -                -
  Tax benefit related to issuance costs of Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .           -        -       399              -                -
  Translation adjustment . . . . . . . . . . . . . . . . .           -        -         -              -               10
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           -        -       197              -                -
  Net income . . . . . . . . . . . . . . . . . . . . . . .           -        -         -         22,709                -
                                                            --------------------------------------------------------------
December 31, 2002. . . . . . . . . . . . . . . . . . . . .  26,074,889   $3,005  $128,766   $    (62,878)  $            -
                                                            ==============================================================

                                                              NOTES       TREASURY STOCK
                                                           RECEIVABLE  ---------------------       TOTAL
                                                              FROM     NUMBER OF                STOCKHOLDERS'
                                                             OFFICER     SHARES      COST     EQUITY (DEFICIT)
                                                            ---------------------------------------------------
December 31, 1999. . . . . . . . . . . . . . . . . . . . .  $      -   3,618,115   $(40,303)  $         15,261
  Stock options exercised including income tax benefit . .         -           -          -              3,892
  Employee stock purchase plan . . . . . . . . . . . . . .         -           -          -                632
  Treasury stock purchases . . . . . . . . . . . . . . . .         -     683,550     (8,235)            (8,235)
  Translation adjustment . . . . . . . . . . . . . . . . .         -           -          -               (358)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .         -     (15,000)       169                169
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .         -           -          -             (9,243)
                                                            ---------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .         -           -          -             (9,601)
                                                            ---------------------------------------------------
December 31, 2000. . . . . . . . . . . . . . . . . . . . .  $      -   4,286,665   $(48,369)  $          2,118
                                                            ---------------------------------------------------
  Rights Offering proceeds, net of offering costs. . . . .         -           -          -             18,471
  Issuance of warrants in connection with interim loan . .         -           -          -                206
  Warrants issued in connection with Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .         -           -          -              3,000
  Issuance costs of Trust Preferred Securities . . . . . .         -           -          -             (1,039)
  Stock options exercised including income tax benefit . .         -           -          -                115
  Employee stock purchase plan . . . . . . . . . . . . . .         -           -          -                530
  Translation adjustment . . . . . . . . . . . . . . . . .         -           -          -                413
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .         -           -          -            (30,625)
                                                            ---------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .         -           -          -            (30,212)
                                                            ---------------------------------------------------
December 31, 2001. . . . . . . . . . . . . . . . . . . . .  $      -   4,286,665   $(48,369)  $         (6,811)
                                                            ---------------------------------------------------
  Issuance of warrants to Hearst . . . . . . . . . . . . .         -           -          -                793
  Treasury stock purchases . . . . . . . . . . . . . . . .    (1,200)   (192,000)     2,166                  -
  Interest on  notes receivable from officer . . . . . . .      (106)          -          -               (106)
  Stock options exercised including income tax benefit . .         -           -          -              3,816
  Employee stock purchase plan . . . . . . . . . . . . . .         -           -          -                377
  Tax benefit related to issuance costs of Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .         -           -          -                399
  Translation adjustment . . . . . . . . . . . . . . . . .         -           -          -                 10
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      (200)          -          -                 (3)
  Net income . . . . . . . . . . . . . . . . . . . . . . .         -           -          -             22,709
                                                            ---------------------------------------------------
December 31, 2002. . . . . . . . . . . . . . . . . . . . .  $ (1,506)  4,094,665   $(46,203)  $         21,184
                                                            ===================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESSES AND ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC" and together with CCCG, collectively referred to as the "Company" or "we"), which operates as one business segment. As of December 31, 2002 we employed 834 full-time employees, compared to 862 at the end of 2001. We automate the process of evaluating and settling automobile claims. Our products and services allow our customers to integrate estimate information, including labor time and cost and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers to manage the automobile claims and vehicle restoration process. Our principal products and services are Total Loss valuation services and Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software.

     As of December 31, 2002, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Any realized gains or losses are shown in the accompanying consolidated statements of operations in other income or expense.

REVENUE RECOGNITION

     Revenues are recognized after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. Revenue is deferred until all of the above-mentioned criteria are met. Revenues are reflected net of customer allowances, which are based on the application of a predetermined percentage. During the years ended December 31, 2002, 2001 and 2000, 57%, 60% and 62%, respectively, of consolidated  revenues  were  derived  from  insurance  companies.

ACCOUNTS RECEIVABLE, NET

     Accounts receivable as presented in the accompanying consolidated balance sheets are net of reserves for customer allowances and doubtful accounts. The Company determines allowances for accounts receivable based on specific identification of customer accounts requiring allowances and the application of a predetermined percentage to the remaining accounts receivable balances. As of both, December 31, 2002 and 2001, $2.3 million has been applied as a reduction of accounts receivable. Of total accounts receivable, net of reserves, at December 31, 2002 and 2001, $9.5 million and $10.4 million, respectively, were due from insurance companies.

     Activity  in  the  allowance  for  doubtful  account  is  as  follows:

                                            BALANCE AT     CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                           BEGINNING OF     COSTS AND     OTHER        NET OF       END OF
DESCRIPTION                                   PERIOD        EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
----------------------------------------  ------------------------------------------------------------------

2000 Allowance for Doubtful Accounts (a)    $     3,914       4,172          97        (4,912)  $    3,271
2001 Allowance for Doubtful Accounts (a)    $     3,271       1,920          83        (2,986)  $    2,288
2002 Allowance for Doubtful Accounts        $     2,288       1,755          26        (1,756)  $    2,313

     (a) The allowance for doubtful accounts for 2000 and 2001 have been restated to exclude balances related to discontinued operations.

SOFTWARE DEVELOPMENT COSTS

     The Company expenses research and development costs as they are incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. For the years 2002, 2001 and 2000, research and development costs of approximately $7.6 million, $13.0 million and $11.1 million, respectively, are reflected in the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives. The Company uses a 2-3 year life for computer equipment; 2-3 year life for purchased software, licenses and databases; 5 year life for furniture and other equipment; the term of the lease, ranging from 3 to 15 years for leasehold improvements; the term of the lease for capital leases and 20 year life for buildings.

GOODWILL

     The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and reviewed for impairment on at least an annual basis. In addition, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. As of December 31, 2002, no such impairment existed. The goodwill balance as of December 31, 2002 was $4.9 million. This goodwill originated from a 1988 acquisition that included the Total Loss service. We currently generate approximately 24% of our total revenue from Total Loss and related services. In the future, net cash flows from the Total Loss service will be utilized in determining if the goodwill is impaired.

     See Note 7, "Restructuring Charges" for discussion of the write-off of goodwill in 2000 and 2001 related to the shut down of CCC International.

     The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for fiscal 2001 and 2000 (in thousands, except per-share amounts):

                                                        2002      2001      2000
                                                      ----------------------------

Net income (loss) - as reported . . . . . . . . . .   $22,709  $(30,625)  $(9,243)
Amortization of goodwill. . . . . . . . . . . . . .         -     1,247     2,173
                                                      ----------------------------
Net income (loss) - as adjusted . . . . . . . . . .   $22,709  $(29,378)  $(7,070)
                                                      ============================
Basic net income (loss) per share - as reported . .   $  0.87  $  (1.39)  $ (0.42)
                                                      ============================
Basic net income (loss) per share - as adjusted . .   $  0.87  $  (1.34)  $ (0.32)
                                                      ============================
Diluted net income (loss) per share - as reported .   $  0.84  $  (1.39)  $ (0.42)
                                                      ============================
Diluted net income (loss) per share - as adjusted .   $  0.84  $  (1.34)  $ (0.32)
                                                      ============================

DEFERRED FINANCING COSTS

     Deferred financing costs are capitalized and amortized over the life of the underlying financing agreement. As of December 31, 2002 and 2001, deferred financing costs, net of accumulated amortization, of $0.6 million and $0.9 million, respectively, were included in other assets in the Company's consolidated balance sheet.

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

INCOME TAXES

     Deferred income taxes are provided for timing differences in recognizing certain income and expense items for financial reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. The Company establishes a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments approximates its estimated fair value based upon market prices for the same or similar type of financial instruments. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of these investments and notes receivable may not be recoverable. Factors the Company considers important, which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and a going concern risk. See Note 3, "Investment in InsurQuote/ChannelPoint" and Note 6, "Dispositions."

STOCK BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123.

PER SHARE INFORMATION

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 20, "Earnings Per Share."

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. The adoption of FIN 45 did not have a significant effect on the Company's results of operations or its financial position.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. CCC is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the new disclosure requirements, as required in the quarterly report on Form 10-Q for the quarterly period ended March 31, 2003. The Company anticipates that the adoption of SFAS 148 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

NOTE 3 - INVESTMENT IN INSURQUOTE/CHANNELPOINT

     In 1998, the Company invested $20.0 million in InsurQuote Systems, Inc. ("InsurQuote"). InsurQuote, formed in 1989, was a provider of insurance rating information and software used to manage that information. The Company's $20.0 million investment included 19.9% of InsurQuote common stock, an $8.9 million subordinated note, warrants, shares of Series C redeemable convertible preferred stock and Series D convertible preferred stock.

     Also in 1998, the Company and InsurQuote entered into a sales and marketing agreement that gave the Company certain rights to market and sell InsurQuote products to the automobile insurance carrier market. This agreement was subsequently amended in March 1999. In March 2000, the Company and InsurQuote agreed to terminate the sales and marketing agreement. As part of the termination agreement, the Company received $5.0 million, of which $4.5 million was paid in the form of an unsecured, subordinated promissory note maturing in September 2002 and bearing interest at 7.5%, and was paid $0.5 million in cash. As a result of the termination agreement, the Company recorded a gain on the settlement of this agreement of approximately $4.1 million, which was included in other income in the consolidated statement of operations for the year ended December 31, 2000.

     In 2001, the Company evaluated the collectibility of the $4.5 million note receivable from ChannelPoint, which had since acquired InsurQuote. Based on the evaluation, the Company provided an allowance of $4.9 million for the note receivable and accrued interest through June 30, 2001. A deferred tax benefit of $1.8 million was recorded as a result of this allowance. This determination was based on ChannelPoint's financial performance, cash balances and a going concern risk. Subsequently, the Company received $460,000 from ChannelPoint in full settlement of the loan obligations outstanding.

     In 2000, ChannelPoint, Inc., an e-commerce exchange services and technology platform provider for insurance and benefits companies, acquired InsurQuote. Under the terms of the transaction, the Company exercised its warrant for InsurQuote common stock in exchange for surrendering its $8.9 million subordinated note from InsurQuote. In addition, the Company invested $0.5 million in cash and converted $0.3 million in interest receivables associated with the $8.9 million subordinated note for additional common stock. Subsequent to these transactions being completed, the Company's securities in InsurQuote were then exchanged for common stock in the combined entity, ChannelPoint, Inc. ("ChannelPoint"). As a result of this transaction, the Company now owns 5,036,635 shares, representing approximately 5.8%, on a fully diluted basis, of ChannelPoint's common stock.

     As a result of the Company exchanging its equity investment in InsurQuote securities for ChannelPoint's common stock, the Company's investment was recorded at its fair market value, and as a result, a gain was reflected in the consolidated statement of operations for the year ended December 31, 2000. Prior to the end of the second quarter of 2000, the Company reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in market value of these securities. This determination was based on market conditions for like companies, restrictions on the stock holding, delay in the initial public offering of ChannelPoint's common stock and the limited liquidity of a private security. The resulting charge related to this change in carrying value has been included in the net gain on the exchange of securities of $18.4 million reflected in the consolidated statement of operations for the year ended December 31, 2000. The Company accounted for its investment in ChannelPoint as a cost based investment. The impact on the Company's tax provision resulting from this gain on exchange of investment securities was minimal, since for tax purposes it primarily represented a reversal of prior equity losses for which no tax benefit was recorded. As such, the tax impact of $0.7 million related to the increase from the original cost of the investment of $20.8 million to the carrying value of $22.7 million.

     In 2001, the Company again reviewed its carrying value of the ChannelPoint common stock. Based on this review, the Company determined that there had been an other than temporary decline in fair market value of these securities. This determination was based on market conditions, valuations for similar companies, financial performance and a going concern risk. As a result, the Company recorded a charge of $22.7 million, representing the remaining carrying value of its investment in ChannelPoint, which is reflected in the consolidated statement of operations for the year ended December 31, 2001.

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

NOTE 4 - ENTERSTAND JOINT VENTURE

     In 1998, the Company and Hearst Communications, Inc. ("Hearst Communications") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. Under the provision of the Subscription and Stockholders Agreement relating to the formation of Enterstand ("Subscription Agreement"), the Company invested $2.0 million for a 19.9% equity interest in Enterstand. The Subscription Agreement also provided the Company with an option to purchase 85% of Hearst Communication's shares of Enterstand at an agreed upon purchase price. The option was exercisable by the Company beginning one year after the date of the Subscription Agreement.

     In 2000, the Company and Hearst Communications agreed to terms for an amendment to the Subscription Agreement. Under the terms of the amendment, both parties contributed additional funds to Enterstand to provide additional working capital. The Company funded $0.5 million and Hearst Communications funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. The Company's option was adjusted to include a right to purchase 78% of the shares issued to Hearst Communications in connection with this transaction and would give the Company an 84.5% ownership in the joint venture if exercised. In addition, the Company and Hearst Communications loaned Enterstand $8.5 million and $1.5 million, respectively, which were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5.0 million of receivables from Enterstand were converted into the note receivable. These promissory notes were to mature in March 2005 and beared interest at 9.0%.

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

     In addition, at December 31, 2000, the Company recorded a charge of $3.7 million as a result of review of the Company's net investments in and receivables from Enterstand. This write-off was based on Enterstand's recent level of losses and future projections for cash flow and profits of this business. The Company's equity in net losses of Enterstand totaled $4.3 million and $15.7 million for the years ended December 31, 2001 and 2000, respectively. The Company has not recorded any income tax benefit on the equity in Enterstand's losses recorded since inception.

     During 1998, CCC and Enterstand entered into an agreement whereby CCC developed, for the benefit of Enterstand, certain claims processing software and databases. During 2001 and 2000, CCC charged Enterstand $0.7 million and $4.4 million, respectively, for development work performed. In addition, CCC International and Enterstand entered into an agreement whereby CCC International provided Enterstand with certain administrative and operating services and office space. For the years ended December 31, 2001 and 2000, CCC International charged Enterstand $2.4 million and $8.9 million, respectively, for these services. These reimbursements from Enterstand are shown as reductions of the Company's operating expenses in the consolidated statement of operations.

      The operations of Enterstand were discontinued in 2001. In 2002, CCC International and Hearst Communications terminated their joint venture agreement, CCC International purchased Hearst Communications' interest in the venture for a nominal sum, and CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for $12 per share. The Company recorded a charge of $0.5 million for these warrants in 2001.

NOTE 5 - INVESTMENT IN CHOICEPARTS, LLC

     In 2000, the Company formed a new independent company, ChoiceParts, LLC ("ChoiceParts") with ADP and The Reynolds and Reynolds Company. ChoiceParts operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. The Company has a 27.5% equity interest in ChoiceParts, which the Company accounts for by applying the equity method. The Company recorded its share of equity losses of $0.3 million, $2.5 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $1.7 million of the original $5.5 million commitment was still outstanding as of December 31, 2002 and there are no specific plans to fund this commitment at this time. Based on the nature of the Company's investment, the Company has recorded a deferred income tax benefit on its share of the losses.

NOTE 6 - DISPOSITIONS

     In 1999, the Company sold certain net assets related to its dealer services products to Info4cars.com Inc. ("Info4cars") in exchange for a note receivable of $0.6 million and common stock representing a 9.0% interest in Info4cars. Info4cars provides vehicle history reports and other products, such as custom auto buying programs, warranties, and competitive finance/lease programs. In addition, the Company invested approximately $0.3 million for an additional 7.5% interest in Info4cars.

     During 2000, Info4cars failed to make interest payments due and payable to the Company under the terms of the note. The Company and Info4cars agreed to amend the principal amount and terms of repayment of the note receivable ("Amended Note"). The Amended Note includes the past due interest payments owed to the Company on the original note, matures in May 2003 and bears interest at the prime rate. In addition, the Company converted its common stock into shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). As holders of the Series A Preferred Stock, the Company is entitled to receive, when and as declared by the board of directors of Info4cars, cash dividends at the rate of 8.0% of the original issue price per annum on each outstanding share of Series A Preferred Stock.

     Based on a review of Info4cars' financial statements and representations from Info4cars' management, the Company determined that Info4cars would not have the ability to satisfy its obligations to the Company. In 2001, the Company recorded a loss of approximately $1.1 million in connection with the write-off of our investment in Info4cars, including a $0.8 million bad debt provision related to the notes receivable plus accrued interest. In 2002, the Company received $0.5 million from Info4cars in full settlement of the loan obligations outstanding. In addition, the Company converted its 174 shares of Series A Convertible Preferred Stock to 43 shares of common stock representing 8% of the common stock outstanding. The carrying value of these shares of common stock on the Company's balance sheet is zero.

     See discussion in Note 7, "Restructuring Charges" concerning the Company's decision to shut down the D.W. Norris business in 2000 and International in 2001 and Note 8, "Discontinued Operations" concerning the Company's decision to discontinue the operations of its CCC Consumer Services segment in 2001.

NOTE 7 - RESTRUCTURING CHARGES

     In 2000, the Company decided to shutdown the D.W. Norris outsourcing business due to the significant losses incurred since the acquisition in 1999, the continued deterioration of the overall business and the poor long-term assessment of the business. As a result, the Company recorded a related charge of $6.0 million. This charge included a write-off of the remaining goodwill of $4.3 million, contractual commitments, including the office lease, of $0.8 million, severance and related costs to terminate approximately 86 employees of $0.5 million and a write-down of the fixed assets to net realizable value of $0.4 million.

     In 2001, the Company announced a set of strategic decisions as part of a company-wide effort to improve profitability. As a result, the Company recorded a restructuring charge of $2.8 million, which consisted primarily of severance and outplacement costs related to the termination of 130 employees. In December 2001, the Company decreased the original restructuring charge by $0.3 million based on a review of final severance and outplacement.

     In addition, the Company recorded a charge of $3.4 million related to the shut down of CCC International's operations. This charge included a write-off of the remaining goodwill of $1.1 million, contractual commitments, including office space, of $0.5 million and severance and related costs to terminate 39 employees of $1.8 million. In connection with this shut down, CCC repurchased the shares of CCC International's president and minority shareholder for a nominal sum and sold the claims consulting business of CCC International back to the president.

     Also in 2001, the Company recorded a charge of $4.3 million to write-off excess office space in Chicago, formerly occupied by its DriveLogic business. This charge was recorded after a complete review of the Company's short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write-off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million.

     During 2002, the Company recorded an additional charge of $0.9 million to revise the original expected future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. If the Company has not sublet the office space by September 30, 2003, it will need to reevaluate the amount recorded, at that time. However, if events or circumstances change, the Company will reevaluate the charge earlier. The lease for this office space expires March 31, 2006.

     The  following  summarizes  the  activity  in  the  restructuring  accrual:

                     BALANCE AT     ADDITIONAL        CASH        BALANCE AT
                    DECEMBER 31,   CHARGES FOR    PAYMENTS AND    DECEMBER 31,
                        2001           2002        WRITE-OFFS        2002
                    ----------------------------------------------------------
Excess Facilities   $       2,400  $       869    $    (1,290)    $      1,979
Asset impairments             325            -           (325)               -
Reduction-in-Force            540            -           (540)               -
                    ----------------------------------------------------------
Total               $       3,265  $       869    $    (2,155)    $      1,979
                    ==========================================================

NOTE 8 - DISCONTINUED OPERATIONS

     In 2001, the Company discontinued the operations of its CCC Consumer Services segment. The Company's plan included the sale of certain assets and the closure of the remaining Consumer Services segment business. Proceeds from the sale of the related assets, as discussed below, were $0.7 million. As a result of this decision, the Company recorded a loss from discontinued operations of $7.0 million, net of an income tax benefit of $2.6 million. This original loss was comprised of operating losses of $1.0 million, net of tax, prior to the measurement date, and estimated loss on disposal, net of tax, of $6.0 million. Included in the loss on disposal are severance costs related to the termination of 365 employees, loss on the disposal of the assets of this business and operating losses after the measurement date through the completion of the wind-down of operations in December 2001. In December 2001, the Company reviewed its remaining obligations related to the disposal of this segment, and as result, recorded a favorable adjustment of $1.0 million from the original estimate. This adjustment consisted of a reduction to the loss on disposal of $0.6 million and an increase to the tax benefit associated with the full loss on discontinued operations of $0.4 million. As of December 31, 2001, accrued charges of $0.7 million for severance costs and other contractual commitments were included in the consolidated balance sheet.

     In 2001, the Company completed the sale of the assets of its subsidiary, CCC Consumer Services Southeast, Inc., ("CCC SE") to Fleming and Hall Administrators. Net proceeds from the sale were approximately $0.6 million. The Company purchased this claims administration business from Fleming and Hall Administrators in 1999. In addition, the Company also completed the sale Of Professional Claims Services, Inc. ("PCSI") and received cash proceeds of approximately $0.1 million. PCSI was sold to a company affiliated with certain of the individuals from whom PCSI was purchased in 1998. The losses on disposal of CCC SE and PCSI were $0.8 million and $2.6 million, respectively.

     In 2001, the Company completed the sale of its policy services and loss reporting operation, based in Sioux Falls, South Dakota and its remaining claims administration operation, based in Battle Creek, Michigan. Proceeds from each sale were minimal.

     Revenues  and  income  (loss) from discontinued operations were as follows:

                                                         2002      2001      2000
                                                        -------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . .  $   -   $ 4,587   $25,139
                                                        =========================
Income (loss) before income taxes. . . . . . . . . . .  $   -   $(1,920)  $(5,590)
Income tax benefit . . . . . . . . . . . . . . . . . .      -       931     1,886
                                                        -------------------------
Income (loss) from operations. . . . . . . . . . . . .      -      (989)   (3,704)
                                                        -------------------------
Gain (loss) on disposal. . . . . . . . . . . . . . . .    566    (7,105)        -
Income tax (provision) benefit . . . . . . . . . . . .   (212)    2,122         -
                                                        -------------------------
Net gain (loss) on disposal. . . . . . . . . . . . . .    354    (4,983)        -
                                                        -------------------------
Income (loss) from discontinued operations, net of tax  $ 354   $(5,972)  $(3,704)
                                                        =========================

     During 2002, the Company recorded a benefit of $0.2 million, from the cash receipt of a disputed receivable that was fully reserved. The Company also reviewed its remaining obligations related to the disposal of this segment, and as a result, recorded a favorable adjustment of $0.4 million.

     The net liabilities of discontinued operations as of December 31, 2001 consisted of the following:

                Accounts receivable. . . . . . . . . . . .  $ 114
                Accounts payable and accruals. . . . . . .  $(650)
                                                            ------
                Net liabilities of discontinued operations  $(536)
                                                            ======

NOTE 9 - LITIGATION SETTLEMENTS

     CCC was a defendant in an arbitration proceeding before the AMERICAN ARBITRATION ASSOCIATION CAPTIONED AUTOBODY SOFTWARE SOLUTIONS, INC. v. CCC INFORMATION SERVICES INC. The plaintiff had demanded damages in excess of $23.0 million in that proceeding. The parties settled this action by execution of a Release and Settlement Agreement ("Settlement Agreement") as of October 12, 2000, pursuant to which CCC paid the plaintiff $0.3 million and conveyed 15,000 shares of the Company's common stock. The Company will also make a total of four additional annual payments in the amount of $0.2 million each, commencing six months after the date of the Settlement Agreement. The Company has made all required payments due through December 31, 2002. The plaintiff has released CCC from all claims and has stipulated to the dismissal of its action with prejudice. In connection with this settlement, the Company recorded and included a charge of $1.4 million in the consolidated statement of operations for the year ended December 31, 2000.

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

     In December 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount we will contribute towards the potential settlement of the largest of the class action lawsuits related to our Total Loss valuation service. CCC anticipates that the settlement would eliminate the viability of class claims in 7 of the 12 class action suits pending against the Company related to the Total Loss service. Upon completion, the anticipated settlement would resolve potential claims arising out of approximately 30% of the Company's total transaction volume during the time period covered by the lawsuit. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. See discussion in Note 23, "Legal Proceedings."

NOTE 10 - INCOME TAXES

     Income taxes applicable to income (loss) from continuing operations before equity losses consisted of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                   2002      2001      2000
                                                  ---------------------------
                                                     (IN THOUSANDS)
Current (provision) benefit:
 Federal . . . . . . . . . . . . . . . . . .    $ (6,540)  $12,005   $(4,270)
 State . . . . . . . . . . . . . . . . . . .      (1,037)    1,418      (434)
 Foreign . . . . . . . . . . . . . . . . . .           3        (8)       (4)
                                                  ---------------------------
 Total current (provision) benefit   . . . .      (7,574)   13,415    (4,708)
                                                  ---------------------------

Deferred (provision) benefit:
 Federal . . . . . . . . . . . . . . . . . .      (3,471)    4,558     1,132
 State . . . . . . . . . . . . . . . . . . .         625       356       186
 Foreign . . . . . . . . . . . . . . . . . .           -         -       (62)
                                                  ---------------------------
 Total deferred (provision) benefit. . . . .      (2,846)    4,914     1,256
                                                  ---------------------------
 Total income tax (provision) benefit. . . .    $(10,420)  $18,329   $(3,452)
                                                  ===========================

     The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                          2002               2001              2000
                                                  --------------------------------------------------------
                                                              (In thousands, except percentages)
Federal income tax (provision) benefit
at statutory rate. . . . . . . . . . . . . . . .  $(11,471)  (35.0)%   $14,219    35.0%  $(4,747)  (35.0)%
State and local taxes, net of federal income tax
   effect and before valuation allowances. . . .    (1,073)   (3.3)      1,152     2.8     ( 161)    (1.2)
Foreign taxes. . . . . . . . . . . . . . . . . .         -       -           -       -      (448)    (3.3)
Goodwill amortization. . . . . . . . . . . . . .         -       -        (334)   (0.6)     (971)    (7.2)
Change in valuation allowance. . . . . . . . . .      (110)   (0.4)     (8,663)  (21.3)   (2,826)   (20.8)
Nondeductible expenses . . . . . . . . . . . . .      (140)   (0.4)       (140)   (0.4)     (255)    (1.9)
InsurQuote . . . . . . . . . . . . . . . . . . .         -       -           -       -     5,800     42.8
Write-off of foreign investments . . . . . . . .       132     0.4      12,101    29.7         -        -
Research and experimentation credits . . . . . .     2,383     7.3           -       -         -        -
Other, net . . . . . . . . . . . . . . . . . . .      (141)   (0.4)         (6)   (0.1)      156      1.2
                                                  --------------------------------------------------------
Income tax (provision) benefit . . . . . . . . .  $(10,420)  (31.8)%   $18,329    45.1%  $(3,452)  (25.4)%
                                                  ========================================================

     See Note 3, "Investment in InsurQuote/ChannelPoint" for discussion of income taxes as it relates to our investment in InsurQuote.

     During 2002, the Company received a refund of $13.1 million, of which $7.8 million was attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. The total amount represented the refund of taxes paid in 1996, 1997, 1998 and 1999 when net operating losses incurred in 2001 were carried back to those years. The Company also made income tax payments, net of refunds, of $7.9 million in 2002.

     During 2002, the Company filed amended returns to claim research and experimentation tax credits applicable to the years 1998, 1999 and 2000 and recorded a credit to income tax expense of $2.0 million. Included in income taxes receivable is a refund of $1.1 million of the expected credit. Current income taxes payable as of December 31, 2002, is also net of $0.9 million in research tax credits being carried forward. The remaining balance of $0.5 million in income taxes receivable, as of December 31, 2002, represents expected state tax refunds. The Company also recorded research and experimentation credits of $0.4 million for 2002.

     During 2001, the Company received net refunds of $4.5 million, of which $2.5 million related to the carryback to 1998 of net operating losses incurred in 2000 and $2.0 million related to refunded tax payments previously made in 2000. During 2000, the Company made income tax payments, net of refunds, of $1.6 million.

     In conjunction with the exercise of certain stock options, the Company has Reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. For the years 2002, 2001 and 2000, these tax benefits totaled $0.7 million, $0.6 million and $1.4 million, respectively.

     The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows:

                                       DECEMBER 31,
                                  ----------------------
                                      2002       2001
                                  ----------------------
                                         (IN THOUSANDS)
Deferred income tax assets:
 Capital loss carryforward . . .  $    7,390   $  7,280
 Foreign net operating losses. .       4,209      4,209
 Litigation settlement . . . . .       2,050      1,995
 State research credits. . . . .       1,584          -
 Lease termination . . . . . . .       1,542      1,692
 Depreciation and amortization .       1,084      1,948
 Intangible amortization . . . .         973      1,055
 Bad debt expense. . . . . . . .         865        856
 Rent. . . . . . . . . . . . . .         840        846
 Accrued compensation. . . . . .         296        467
 Deferred revenue. . . . . . . .          25      1,998
 Net operating loss. . . . . . .           -     11,252
 Other, net. . . . . . . . . . .       1,195      1,800
                                  ----------------------
Subtotal . . . . . . . . . . . .      22,053     35,398
Valuation allowance. . . . . . .     (11,599)   (11,489)
                                  ----------------------
Total deferred income tax assets  $   10,454   $ 23,909
                                  ======================

     During 2001 the Company recorded a net loss of $27.1 million on the write-off of the ChannelPoint investment and note receivable, including accrued interest. For tax purposes, $20.8 million of this loss was considered a capital loss, which can only be offset with net capital gains and expire in 2006. The Company believes that it is more likely than not that the capital loss will not be realized; therefore, a valuation allowance was established for this item.

     The Company also has foreign net operating losses, which have an indefinite carry-forward period, related to its former CCC International operations. The Company has established a valuation allowance for the full amount of these foreign net operating losses because realization of these assets is not more likely than not.

NOTE 11 - OTHER CURRENT ASSETS

     Other current assets consisted of the following:

                                                                   DECEMBER 31,
                                                                 ----------------
                                                                   2002    2001
                                                                 ----------------
                                                                  (IN THOUSANDS)

Insurance reimbursement for litigation settlement. . . . . . .   $ 2,000  $2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . . .     1,966   1,854
Income tax receivable - research and experimentation credits .     1,125       -
Prepaid equipment maintenance. . . . . . . . . . . . . . . . .       911     783
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . . .       673     536
Income tax receivable - State. . . . . . . . . . . . . . . . .       549     347
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,275     941
                                                                 ----------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 8,499  $6,461
                                                                 ================

     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement. See Note 23, "Legal Proceedings" for discussion of the charge.

NOTE 12 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                  DECEMBER 31,
                                               ------------------
                                                  2002    2001
                                               ------------------
                                                 (IN THOUSANDS)

Computer equipment . . . . . . . . . . . . .   $ 11,660  $  9,163
Purchased software, licenses and databases .     17,164    16,364
Furniture and other equipment. . . . . . . .      5,021     5,027
Leasehold improvements . . . . . . . . . . .      6,581     6,513
Building and land. . . . . . . . . . . . . .      1,796     1,796
                                               ------------------
 Total gross . . . . . . . . . . . . . . . .     42,222    38,863
Less accumulated depreciation. . . . . . . .    (29,815)  (25,376)
                                               ------------------
 Total net . . . . . . . . . . . . . . . . .   $ 12,407  $ 13,487
                                               ==================

     As a result of a review of the Company's computer equipment and software in 2002 and 2001, the Company wrote-off out-of-service fully depreciated assets totaling $4.6 million and $8.6 million, respectively.

     As of December 31, 2002 and 2001, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $0.5 million and $0.2 million, respectively, is included in computer equipment. Future minimum rentals under non-cancelable customer leases aggregate approximately $0.7 million and $0.3 million in 2003 and 2004, respectively.

     In 2001, the Company recorded a charge of $4.3 million, net of expected sublease income, to write-off excess office space in Chicago. This charge included $2.1 million of leasehold improvements.

     In 2001, the Company entered into two separate agreements to lease software licenses. These leases, which are for 36 months expiring in early 2004, are classified as capital leases. The Company made payments of $0.6 million and $0.4 million in 2002 and 2001, respectively. Included in the payments for both years was interest of $0.1 million. Future minimum lease payments under these capital lease obligations aggregate approximately $0.6 million and $0.2 million in 2003 and 2004, respectively.

NOTE 13 - ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                     DECEMBER 31,
                                   ----------------
                                     2002    2001
                                   ----------------
                                    (IN THOUSANDS)
Compensation . . . . . . . . . .   $10,781  $10,249
Litigation settlements . . . . .     7,074    7,404
Professional fees. . . . . . . .     1,389    2,806
Restructuring charges. . . . . .     1,159    1,131
Sales tax. . . . . . . . . . . .     1,103    1,434
Health insurance . . . . . . . .     1,041    1,075
Office space expenses. . . . . .       693    1,183
Conferences. . . . . . . . . . .       422      573
Commissions. . . . . . . . . . .       379      132
Web hosting. . . . . . . . . . .         -    1,181
Other, net . . . . . . . . . . .     1,400    1,402
                                   ----------------
Total. . . . . . . . . . . . . .   $25,441  $28,570
                                   ================

NOTE 14 - CCC CAPITAL TRUST

     On February 23, 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which were presented on the consolidated balance sheet as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures", ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $6.875 per share, revised from the original exercise price of $10.00 per share, to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities.

     In connection with the issuance of the Trust Preferred Securities by CCC Trust and the related purchase by the Company of all of the common securities of CCC Trust, the Company issued an Increasing Rate Note Due 2006 in the principal amount of approximately $15.5 million, due February 23, 2006 ("Increasing Rate
Note") to CCC Trust. The sole asset of CCC Trust was the Increasing Rate Note and any interest accrued thereon. The interest payment dates on the Increasing Rate Note corresponded to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities were to mature simultaneously with the Increasing Rate Note. The Company had unconditionally guaranteed all of the Trust Preferred Securities to the extent of the assets of CCC Trust.

     The Increasing Rate Note was subordinated to the Company's bank debt. Cumulative distributions on the Trust Preferred Securities accrued at a rate of
(i) 9% per annum, payable in cash or in kind at the Company's option, for the first three years from February 23, 2001 and (ii) 11% per annum, payable in cash, thereafter. The Trust Preferred Securities were mandatorily redeemable on February 23, 2006. In addition, all or any portion of the outstanding Trust Preferred Securities could have been called for redemption at the option of the Company at any time on or after February 23, 2004. The redemption price for both the mandatory and the optional redemptions was equal to the liquidation amount of the Trust Preferred Securities plus accrued but unpaid distributions. The Company issued payment-in-kind notes for quarterly interest payments due in 2001 for a total of $1.3 million.

     On November 30, 2001, the Indenture relating to the Trust Preferred Securities was amended to permit the Company to conduct a rights offering and enter into a new bank credit facility. In addition, the 1,200,000 warrants issued to Capricorn Investors III, L.P. were amended to change the exercise price to $6.875, revised from the original exercise price of $10.00, in consideration for certain waivers and amendments that allowed the Company to conduct a rights offering and execute a new credit facility. Using the Black-Scholes pricing model, the fair value of this amended pricing was estimated to be $0.7 million. See discussion in Note 15, "Rights Offering" and Note 16, "Long Term Debt."

     On October 21, 2002, the Company agreed to purchase the outstanding Trust Preferred Securities from Capricorn Investors III, L.P. The purchase price of $16.3 million represented the par value of all Trust Preferred Securities outstanding plus accrued but unpaid distributions. The Company also recorded a $2.5 million pre-tax charge, resulting from the difference between the par value and the accreted value and $0.4 million of accrued but unpaid distributions on the Trust Preferred Securities on October 21, 2002. Following the closing of the purchase, CCC Capital Trust was dissolved.

NOTE 15 - RIGHTS OFFERING

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

     Three of the Company's largest institutional stockholders, White River Ventures, Inc. and Capricorn Investors II and III L.P., agreed to purchase their pro-rata share of the Rights Offering, as well as all of the shares not subscribed for by the Company's other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, the Company issued these stockholders 293,000 warrants to purchase shares of its common stock at a price of $5.50 per share.

NOTE 16 - LONG-TERM DEBT

     On November 30, 2001, in conjunction with the Rights Offering, CCC entered into a $30 million credit facility agreement (the " Credit Facility") with two lenders. The Credit Facility contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures. In addition, the Credit Facility has certain covenants that require CCC to maintain specified levels of quarterly operating cash flow, debt coverage, fixed-charge coverage and net worth. CCC is also required to provide the bank group with monthly, quarterly and annual financial reporting. The Credit Facility matures on November 30, 2004. The Credit Facility is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. All advances under the Credit Facility bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Credit Facility. As of December 31, 2002, the Company has no advances under the Credit Facility.

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

     During the years ended December 31, 2002, 2001 and 2000, the weighted average interest rates were 6.5%, 7.8% and 7.6 %, respectively. CCC made cash interest payments of $0.2 million, $3.5 million and $2.6 million, during the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, CCC had net repayments under the line of credit of $6.5 million, resulting from draws under the credit facility of $22.0 million and repayments of $28.5 million. During 2001, CCC had net repayments under the line of credit of $35.5 million, resulting from draws under the credit facility of $53.4 million and repayments of $88.9 million.

NOTE 17 - TREASURY STOCK

      During 1999 and 1998, the Board of Directors authorized the Company to purchase 4.1 million common shares at a price not to exceed $15 per share. In 2000, the Board of Directors authorized the Company to purchase an additional
2.0 million common shares. The Company repurchased, in 2000, approximately 0.7 million shares with a cash outlay of $8.2 million.

     As part of the legal settlement between CCC and Autobody Software Solutions, Inc ("Autobody") (See Note 9, "Litigation Settlements"), the Company issued 15,000 common shares at a cost of $0.2 million to Autobody.

     In 2002, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million for the purchase of 192,000 treasury shares at a price of $6.25 per share, which was the fair value of the Company's stock at that date. This promissory note accrues interest, payable on an annual basis beginning March 1, 2003, at 6.75% and matures in January 2007.

NOTE 18 - EMPLOYEE BENEFIT PLANS

Defined Contribution Savings and Investment Plan

     The Company sponsors a tax-qualified defined contribution savings and investment plan ("Savings Plan"). Participation in the Savings Plan is voluntary, with substantially all employees eligible to participate. Expenses related to the Savings Plan consist primarily of Company contributions that are based on percentages of certain employees' contributions. Defined contribution expense for the years ended December 31, 2002, 2001 and 2000 was $1.7 million, $1.2 million and $1.1 million, respectively. Included in the 2002 defined contribution expense is an additional discretionary contribution of $0.6 million made by the Company in February 2003, into the Savings Plan of all eligible employees, for the purchase of Company stock.

Employee Stock Purchase Plan

     In 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the employee stock purchase plan, 500,000 shares have been authorized for issuance and 261,445 are available for issuance at December 31, 2002. During 2002, 2001 and 2000, the Company issued 44,917, 93,324 and 77,736 shares pursuant to the employee stock purchase plan at prices ranging from $5.10 to $15.60, $4.64 to $7.23 and $5.63 to $14.13, respectively. See Note 19, "Stock Option Plan" for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS 123.

NOTE 19 - STOCK OPTION PLAN

     In 1988, the Company's Board of Directors adopted a nonqualified stock option plan ("1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation and Nominating Committee of the Board of Directors ("Committee"). At December 31, 2001, no additional options can be granted and 154,860 options were outstanding under the 1988 Plan, which expire in 2004.

     During 1997, the Company's Board of Directors adopted a new stock option plan ("1997 Plan") that provided for the granting of 675,800 options to purchase the Company's common stock. Options were generally exercisable within five years from the date of grant. In 1998, the 1997 Plan was amended to increase the number of shares available to be granted to 1,500,000 shares. In addition, the term of the option was extended from 5 years to 10 years on new stock option grants. The 1997 Plan was amended in 1999 to increase the number of shares available to be granted up to 2,500,000.

     In 2000, the Company's shareholders approved a new stock incentive plan ("2000 Plan") as an amendment and restatement of the 1997 Plan. The terms of the 2000 Plan were applied to all outstanding options under the 1997 Plan. No additional awards will be granted under the 1997 Plan. The 2000 Plan provides that the aggregate number of shares of the Company's common stock that may be issued under the 2000 Plan, including shares authorized but not issued or reserved under the 1997 Plan, shall not exceed 3,900,000. In the event of a lapse, expiration, termination, forfeiture or cancellation of any option granted under the 2000 Plan or the 1997 Plan without the issuance of shares or payment of cash, the common stock subject to or reserved for such incentive may be used again. At December 31, 2002, additional options of 687,254 are available to be granted under the 2000 Plan.

     Option  activity  during  2002,  2001  and  2000  is  summarized  below:

                                              2002                    2001                   2000
                                    --------------------------------------------------------------------
                                                WEIGHTED                WEIGHTED               WEIGHTED
                                                AVERAGE                 AVERAGE                AVERAGE
                                                EXERCISE                EXERCISE               EXERCISE
                                    SHARES      PRICE      SHARES       PRICE      SHARES      PRICE
                                    --------------------------------------------------------------------
Options Outstanding:
 Beginning of year . . . . . . . .  3,005,452   $    9.31   3,190,013   $   10.57  2,210,136   $    6.48
 Granted . . . . . . . . . . . . .    547,500   $    9.75     998,524   $    7.32  1,911,671   $   10.45
 Exercised . . . . . . . . . . . .   (334,402)  $    9.26     (14,600)  $    7.50   (358,267)  $    6.95
   Forfeited and Expired . . . . .   (296,280)  $   11.97  (1,168,485)  $   11.38   (573,527)  $   12.83
                                    --------------------------------------------------------------------
   End of year . . . . . . . . . .  2,922,270   $    9.12   3,005,452   $    9.31  3,190,013   $   10.57
                                    ====================================================================

Options exercisable at year-end. .  1,316,658   $    9.08   1,211,629   $    9.61    788,665   $   10.29
                                    ====================================================================
Weighted  average  grant date fair
   value of options granted during
   the year. . . . . . . . . . . .   $   6.40               $    3.22              $    4.72
                                    =========              ==========             ==========

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:


                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                           -------------------------------------  ---------------------
                                          WEIGHTED
                                          AVERAGE      WEIGHTED                 WEIGHTED
                                         REMAINING     AVERAGE                  AVERAGE
                                        CONTRACTUAL    EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICES      SHARES       LIFE         PRICE        SHARES      PRICE
-------------------------  -------------------------------------- ---------------------
$1.38 to $6.88. . . . . .     546,204      6.48        $   4.88      284,551   $   3.60
$7.50 to $8.50. . . . . .     361,975      7.88        $   7.58       86,312   $   7.52
$8.69 to $8.69. . . . . .     384,860      7.93        $   8.69      192,421   $   8.69
$8.80 to $9.88. . . . . .     658,975      8.64        $   8.93      177,150   $   9.16
$10.63 to $11.13. . . . .     439,944      7.31        $  10.76      234,385   $  10.80
$12.13 to $18.71. . . . .     530,312      6.83        $  13.75      341,839   $  13.03
                           ----------                              ---------

$1.38 to $18.71 . . . . .   2,922,270      7.52        $   9.12    1,316,658   $   9.08
                           ==========                              =========

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 74%, 43% and 41% for 2002, 2001 and 2000, respectively; and a risk-free interest rate of 4.1%, 4.6% and 5.9% for 2002, 2001 and 2000, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2002, 2001 and 2000. No dividend yield was assumed for all years.

     The Company applies APB No. 25 in accounting for its fixed stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS 123, the Company's net income (loss) applicable to common stock and related per share amounts would have been impacted as indicated below:

                                                   2002      2001       2000
                                                -----------------------------
                                                   (In Thousands, Except Per
                                                          Share Data)
Net income (loss):
 As reported . . . . . . . . . . . . . . . . .  $22,709  $(30,625)  $ (9,243)
 Pro forma . . . . . . . . . . . . . . . . . .  $20,638  $(32,704)  $(11,051)

Per share net income (loss) assuming dilution:
 As reported . . . . . . . . . . . . . . . . .  $  0.84  $  (1.39)  $  (0.42)
 Pro forma . . . . . . . . . . . . . . . . . .  $  0.77  $  (1.49)  $  (0.51)

     The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 2002, 2001 and 2000. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 20 - EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, is presented below (in thousands, except per share data):

                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                 2002      2001      2000
                                              ----------------------------
Net income (loss). . . . . . . . . . . . . .  $22,709  $(30,625)  $(9,243)
                                              ============================

Weighted average common shares . . . . . . .   25,850    21,967    21,851
Effect of common stock options . . . . . . .    1,054         -         -
                                              ----------------------------
Weighted average diluted shares. . . . . . .   26,904    21,967    21,851
                                              ============================

Income (loss) per common share -basic:
   Income (loss) from continuing operations.  $  0.86  $  (1.12)  $ (0.25)
   Loss from discontinued operations . . . .     0.01     (0.27)    (0.17)
                                              ----------------------------
Income per common share-basic. . . . . . . .  $  0.87  $  (1.39)  $ (0.42)
                                              ============================


Income (loss) per common share -diluted:
   Income (loss) from continuing operations.  $  0.83  $  (1.12)  $ (0.25)
   Loss from discontinued operations . . . .     0.01     (0.27)    (0.17)
                                              ----------------------------
Income per common share-diluted. . . . . . .  $  0.84  $  (1.39)  $ (0.42)
                                              ============================

     Options and warrants to purchase a weighted average number of 365,602 shares, 4,070,040 shares and 820,178 shares of common stock for 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The price of these options and warrants ranged from $8.00 to $18.71 per share. Since the Company had net losses for the years ended December 31, 2001 and December 31, 2000, options to purchase a weighted average of 93,687 and 228,849 shares, respectively, were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

     The Company leases facilities, computers, telecommunications and office equipment under non-cancelable operating lease agreements that expire at various dates through 2008. As of December 31, 2002, future minimum cash lease payments were as follows:

                      TOTAL     2003    2004    2005    2006    2007  THEREAFTER
                     -----------------------------------------------------------

Operating leases. .  $39,919  11,994  11,020   9,342   2,668   2,529     2,366
                     ===========================================================

     During 2002, 2001 and 2000, operating lease rental expense was $6.3 million, $8.1 million and $7.6 million, respectively. The Company also has a $0.5 million letter of credit available until July 2003 for office space in Chicago.

NOTE 22 - BUSINESS SEGMENTS

     We currently operate our business as one segment. Our products and services facilitate the processing of automobile physical damage claims and help to improve decision-making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile claims process. See discussion in Note 7, "Restructuring Charges" concerning the Company's decision to shut down CCC International, previously reported as a segment. DriveLogic, formed in 1999 and previously reported as a segment, developed products and services that served the automobile claims industry supply chain through the Internet. As part of a restructuring at the end of June 2001, the Company consolidated the operations of DriveLogic with the CCC U.S. segment. In addition, the Company previously reported CCC Consumer Services as a segment. See discussion in Note 8, "Discontinued Operations" concerning the Company's decision to shut down the Consumer Services business. Shared services, tasked with facilitating the performance of the revenue producing divisions, now supports the one reported segment.

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

                                                 2002      2001      2000
                                               ----------------------------
Pathways. . . . . . . . . . . . . . . . . . .  $116,231  $109,568  $102,585
Total Loss Valuation Services . . . . . . . .    45,463    47,977    49,332
Workflow Products . . . . . . . . . . . . . .    22,602    19,706    14,054
Information Services Products . . . . . . . .     1,134       828       487
Other . . . . . . . . . . . . . . . . . . . .     6,430     8,180    10,431
                                               ----------------------------
  Total Revenue from U.S.Operations . . . . .   191,860   186,259   176,889
  Total Revenue from International Operations         -     1,682     7,752
                                               ----------------------------
    Total Revenue . . . . . . . . . . . . . .  $191,860  $187,941  $184,641
                                               ============================

NOTE 23 - LEGAL PROCEEDINGS

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

     During January and February of 2001, the group of plaintiffs' lawyers who filed the COOK lawsuit filed ten (10) additional putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Madison County, Illinois. The plaintiffs in eight (8) of those cases subsequently dismissed their claims against CCC without prejudice. The remaining two cases are captioned as follows: LANCEY v. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, and CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); TRAVIS v. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE and CCC INFORMATION SERVICES INC., Case No. 01 L 290 (filed February 16, 2001). The allegations and claims asserted in these cases are substantially similar to those in the COOK case, as is the relief sought. Each plaintiff seeks to represent a nationwide class of the customers of the insurance company that is the defendant in that case who, during the period from January 28, 1989, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. The LANCEY case seeks certification of a defendant class, as does the COOK case.

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

     Between October of 1999 and July of 2000, a separate group of plaintiffs' attorneys filed a series of putative class action lawsuits against CCC and several of its insurance company customers in the Circuit Court of Cook County, Illinois. The cases (excluding cases that have since been dismissed and have not been appealed) are captioned as follows: ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (filed October 19, 1999); GIBSON v. ORIONAUTO, GUARANTY NATIONAL INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15082 (filed October 20, 1999); STEPHENS v. THE PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October28, 1999). The same group of plaintiffs' attorneys filed an additional case in the Circuit Court of Cook County on or about May 16, 2001. That case is captioned SCALES v. GEICO GENERAL INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., NO. 01 CH 8198 (filed May16, 2001). These cases contain allegations and claims that are substantially similar to the cases pending in Madison County, Illinois described above.

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

     In 2001, one of the plaintiffs' attorneys who filed the McGOWAN, DASHER AND WALKER cases discussed above filed additional complaints against CCC and certain of its insurance company customers. Those cases are HECKLER v. PROGRESSIVE
EXPRESS INSURANCE COMPANY, PROGRESSIVE AMERICAN INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 00003573 (filed against CCC on November 5, 2001 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida); and ROMERO v. VESTA FIRE INSURANCE CORPORATION and CCC INFORMATION SERVICES INC., Case No. 367282 (filed November 19, 2001 in the Superior Court of the State of California, County of Riverside). The plaintiffs in these cases allege that the insurer, using a valuation provided by CCC, offered them an inadequate amount for their automobile. The plaintiffs also allege that CCC's Total Loss valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiffs assert various claims against CCC and seek an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs. The plaintiff in ROMERO also seeks injunctive and declaratory relief. The HECKLER cases is pled as an individual action, while the plaintiff in ROMERO seeks to represent a class of certain California residents insured under a Vesta California policy whose total loss claims were adjusted using a CCC valuation.

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

     On or about November 12, 2002, a complaint was filed in the Circuit Court of Barbour County, Alabama against CCC and one of its insurance company customers. The case is captioned WILLIAMS v. NATIONWIDE MUTUAL INSURANCE COMPANY, NATIONWIDE MUTUAL FIRE INSURANCE COMPANY, NATIONWIDE PROPERTY AND CASUALTY INSURANCE COMPANY, and CCC INFORMATION SERVICES INC., Civil Action No. CV-2002-094 (filed November 12, 2002). The plaintiff in the WILLIAMS case alleges that her insurer, using a valuation provided by CCC, offered her an inadequate amount for their automobile. The plaintiff also alleges that CCC's Total Loss valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. On that basis, the plaintiff asserts various claims against CCC and seeks an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs, although plaintiff alleges that her compensatory and punitive damages, exclusive of interest and fees, do not exceed $75,000.

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

     In addition to the foregoing, two cases previously disclosed by CCC during 2002 were resolved during the last quarter of 2002. In BARBER v. STATE AUTO INSURANCE CO., SONNY J. SMITH, EVERS AND ASSOCIATES, INC., BRIAN SIGMON, CCC INFORMATION SERVICES INC., and TIM GAINER, Case No. CV-02-B-0531-X (United States District Court for the Northern District of Alabama) (filed February 28,
2002), the United States Court of Appeals for the Eleventh Circuit issued an order on January 10, 2003, affirming the district court's order dismissing plaintiff's claims against CCC with prejudice.

In ANDERSON v. CALIFORNIA STATE AUTOMOBILE ASS'N, CCC INFORMATION SERVICES INC., and DOES 1-100, Case Action No. 2002056932 (Superior Court for the State of California, County of Alameda) (filed July 5, 2002), the plaintiffs dismissed their claim against CCC without prejudice.

NOTE 24 - SUBSEQUENT EVENT (UNAUDITED)

     On February 26, 2003, we acquired substantially all of the assets of Comp-Est, Inc. ("Comp-Est") from the Motor Information Systems Division of Hearst Business Publishing, Inc. ("Hearst"), for approximately $13.0 million, in cash. The purchase price was determined according to a revenue-based formula included in our Option Agreement, dated July, 1998, with Hearst. We funded the purchase price of the Comp-Est assets out of working capital. Comp-Est, based in Columbus, Ohio, provides automotive estimating software applications to single-location repair facilities. Immediately prior to our acquisition of the assets of Comp-Est from Hearst, Hearst acquired the assets from Comp-Est pursuant to an Option and Acquisition Agreement, dated February 6, 1998, by and among Hearst, Comp-Est and the Comp-Est stockholders named therein.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT     CHARGED TO   CHARGED TO                   BALANCE
                                               BEGINNING OF     COSTS AND    OTHER         ADDITIONS/    AT END
DESCRIPTION                                       PERIOD        EXPENSES    ACCOUNTS       DEDUCTIONS   OF PERIOD
---------------------------------------------  --------------------------------------------------------------------

2000 Allowance for Doubtful Accounts (b). . .  $       3,914       4,172       97          (4,912)(a)  $    3,271
2001 Allowance for Doubtful Accounts (b). . .  $       3,271       1,920       83          (2,986)(a)  $    2,288
2002 Allowance for Doubtful Accounts s. . . .  $       2,288       1,755       26          (1,756)(a)  $    2,313

2000 Deferred Income Tax Valuation Allowance.  $           -           -        -            2,826(c)  $    2,826
2001 Deferred Income Tax Valuation Allowance.  $       2,826           -        -            8,663(d)  $   11,489
2002 Deferred Income Tax Valuation Allowance.  $      11,489           -        -              110(e)  $   11,599

     (a)  Accounts  receivable  write-offs,  net  of  recoveries.

     (b) The allowance for doubtful accounts for 2000 and 2001 have been restated to exclude balances related to discontinued operations.

     (c) Increase in deferred income tax valuation allowance for foreign net operating losses.

     (d) Increase in deferred income tax valuation allowance for foreign net operating losses and ChannelPoint capital loss carryforward.

     (e) Additional valuation allowance for capital loss on sale of CCC Southeast assets (goodwill)

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

10.8 Amended and Restated Domestic Subsidiary Guaranty, dated as of November 30, 2001, between CCC Information Services Inc.'s Subsidiaries and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)

10.9 Amended  and  Restated  Pledge  Agreement,  dated  as of November 30, 2001, between CCC Information Services Group Inc. and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)

10.10 Amended and Restated Guaranty, dated as of November 30, 2001,between CCC Information Services Group Inc. and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)

10.11 Subordination Agreement, dated as of November 30, 2001, by and among LaSalle Bank National Association, White River Ventures, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 4, 2001)

10.12 Securities Purchase Agreement dated as of February 23, 2001 Among CCC Information Services Group Inc., CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.14 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.13 Registration Rights Agreement dated as of February 23, 2001 Between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.15 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.14 Warrant dated as of February 23, 2001 issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.16of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.15 Agreement dated as of February 23, 2001 between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.17 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.16  Amended  and  Restated  MOTOR  Crash  Estimating  Guides Database License
     Agreement (incorporated herein by reference to Exhibit 10.16 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.17 ChoiceParts, LLC Members' Agreement By and Among ChoiceParts, LLC, ADP, Inc., CCC Information Services, Inc. and the Reynolds and Reynolds Company dated May 4, 2000 (incorporated herein by reference to Exhibit 10.13 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.18  2000  Stock  Incentive  Plan (incorporated herein by reference to Exhibit
     4.01 of the Company's Registration Statement on Form S-8, Commission File Number 333-51328 filed on December 6, 2000)

10.19  1997  Stock  Option Plan, as amended (incorporated herein by reference to
     Exhibit  4.04  of  the  Company's  Registration  Statement  on   Form  S-8,
     Commission  File  Number  333-67645  filed  November  20,  1998)

10.20 1997 Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form S-8, Commission File Number 333-79983 filed June 4, 1999)

10.21 401(k) Company Retirement Savings & Investment Plan, as amended and restated effective January 1, 2001, dated February 27, 2002 (incorporated herein by reference to Exhibit 10.21 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.22  1998  Employee  Stock  Purchase Plan (incorporated herein by reference to
     Exhibit  4.04  of  the  Company's  Registration  Statement   on  Form  S-8,
     Commission  File  Number  333-47205  filed  March  2,  1998)

10.23 Employment Agreement, effective July 1, 2001, by and between CCC Information Services Inc. and Githesh Ramamurthy (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.23 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.24 Executive Loan Arrangement by and between CCC Information Services Inc. and Charlesbank Capital Partners dated July 16, 2001 (incorporated herein by reference to Exhibit 10.24 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.25 Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.25 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.26 Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.26 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.27 * First amendment to the 401(k) Company Retirement Savings and Interest Plan, dated December 31, 2002

10.28  *  First amendment to 2000 Stock Incentive Plan dated February 10, 2003

10.29  *  First amendment to 1997 Stock Plan dated February 10, 2003

10.30 Purchase and Waiver Agreement, dated as of October 21, 2002, by and among the Company, CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, Commission File Number 000-28600 Filed on October 28,
     2002)

13.1 ChoiceParts, LLC Audited Financial Statements for the year ended December 31, 2001 (incorporated herein by reference to Exhibit 13.1 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

13.2 Enterstand Limited Audited Financial Statements for the year ended December 31, 2001 (incorporated herein by reference to Exhibit 13.2 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

21   *  List of Subsidiaries

23.1 *  Consent of PricewaterhouseCoopers LLP


*  Filed  herewith.

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                     SIGNATURES

By:     /s/ Githesh Ramamurthy                                By:     /s/ Thomas L. Kempner
        -----------------------                                       --------------------------
Name:   Githesh Ramamurthy                                    Name:   Thomas L. Kempner
Title:  Chairman and Chief Executive Officer                  Title:  Director


By:     /s/ Reid E. Simpson                                   By:     /s/ Dudley C. Mecum
        -----------------------                                       --------------------------
Name:   Reid E. Simpson                                       Name:   Dudley C. Mecum
Title:  Executive Vice President and                          Title:  Director
              Chief Financial Officer


By:     /s/ Morgan W. Davis                                   By:     /s/ Mark A. Rosen
        -----------------------                                       --------------------------
Name:   Morgan W. Davis                                       Name:   Mark A. Rosen
Title:  Director                                              Title:  Director


By:     /s/ Michael R. Eisenson                               By:     /s/ Herbert S. Winokur Jr.
        -----------------------                                       --------------------------
Name:   Michael R. Eisenson                                   Name:   Herbert S. Winokur Jr.
Title:  Director                                              Title:  Director


                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Githesh Ramamurthy, Chairman and Chief Executive Officer of CCC Information Services Group Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CCC Information Services Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date:  March 7, 2003                By:     /s/Githesh Ramamurthy
                                                      ----------------------
                                              Name:   Githesh Ramamurthy
                                              Title:  Chairman and
                                                        Chief Executive Officer


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Githesh Ramamurthy, Chairman and Chief Executive Officer of CCC Information Services Group Inc. (the "COMPANY"), hereby certify that, to my knowledge:

     1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          Date:  March 7, 2003                By:     /s/Githesh Ramamurthy
                                                      ---------------------
                                              Name:   Githesh Ramamurthy
                                              Title:  Chairman and
                                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Reid E. Simpson, Executive Vice President and Chief Financial Officer of CCC Information Services Group Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CCC Information Services Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date:  March 7, 2003               By:     /s/ Reid E. Simpson
                                                     --------------------
                                             Name:   Reid  E. Simpson
                                             Title:  Executive Vice President
                                                     and Chief Financial Officer



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Reid E. Simpson, Executive Vice President and Chief Financial Officer of CCC Information Services Group Inc. (the "COMPANY"), hereby certify that, to my knowledge:

     1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "REPORT") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



          Date:  March 7, 2003               By:    /s/ Reid E. Simpson
                                                     --------------------
                                             Name:  Reid  E. Simpson
                                             Title: Executive Vice President
                                                    and Chief Financial Officer

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES



DIRECTORS              Morgan  W.  Davis
                       Managing  Director
                       One  Beacon  Insurance  Group

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

                       Herbert  S.  "Pug"  Winokur  Jr.
                       Chairman  and  Chief  Executive  Officer
                       Capricorn  Holdings,  Inc.


EXECUTIVE  OFFICERS    Githesh Ramamurthy
                       Chairman and Chief Executive Officer

                       J. Laurence Costin Jr.
                       Vice Chairman

                       Edward B. Stevens
                       President and Chief Operating Officer

                       Reid E. Simpson
                       Executive Vice President and Chief Financial Officer

                       James T. Beattie
                       Executive Vice President and Chief Technology Officer

                       Robert S. Guttman
                       Senior Vice President, General Counsel and Secretary

                       James A. Dickens
                       Senior Vice President, Product Management and Marketing

                       Thomas Baird
                       Senior Vice President, Corporate and Business Development

                       Oliver G. Prince, Jr.
                       Senior Vice President, Human Resources

                       Mary Jo Prigge
                       President-Sales and Service

                      CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                              CORPORATE INFORMATION

CORPORATE  OFFICE
World  Trade  Center  Chicago
444  Merchandise  Mart
Chicago,  Illinois  60654
(312)  222-4636
www.cccis.com

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

ADDITIONAL  INFORMATION
This Annual Report on Form 10-K provides all annual information filed with the Securities and Exchange Commission, except for exhibits. A listing of exhibits appears on pages 60-62 of this Form 10-K. Copies of exhibits will be provided upon request for a nominal charge. Written requests should be directed to the Investor Relations Department at our corporate office.