Form 10-Q
period 2003-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2003-04-28
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate  by  check mark whether the Registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes  X   No  __

     As of April 28, 2003, 26,225,659 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.


                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations                        1

                Consolidated Interim Balance Sheets                                  2

                Consolidated Interim Statements of Cash Flows                        3

                Notes to Consolidated Interim Financial Statements                   4

                Management's Discussion and Analysis of Financial Condition and     10
Item 2.         Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.         Controls and Procedures                                             16


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                   17

Item 2.         Changes in Securities and Use of Proceeds                           17

Item 3.         Defaults Upon Senior Securities                                     17

Item 4.         Submission of Matters to a Vote of Security Holders                 17

Item 5.         Other Information                                                   17

Item 6.         Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                          18

CERTIFICATIONS                                                                      19

EXHIBIT INDEX                                                                      E-1

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             --------------------
                                                 2003      2002
                                             --------------------

Revenues. . . . . . . . . . . . . . . . . .  $   47,732   $47,500
Expenses:
 Production and customer support. . . . . .       7,344     7,146
 Commissions, royalties and licenses. . . .       2,417     2,463
 Selling, general and administrative. . . .      18,566    19,177
 Depreciation and amortization. . . . . . .       1,930     2,418
 Product development and programming. . . .       7,696     7,086
                                             --------------------
Total operating expenses. . . . . . . . . .      37,953    38,290

Operating income. . . . . . . . . . . . . .       9,779     9,210

Interest expense. . . . . . . . . . . . . .        (222)     (228)
Other income, net . . . . . . . . . . . . .          89       217
CCC Capital Trust minority interest expense           -      (448)
Equity in losses of ChoiceParts investment.          (6)     (292)
                                             --------------------
Income before income taxes. . . . . . . . .       9,640     8,459

Income tax provision. . . . . . . . . . . .      (3,669)   (3,243)
                                             --------------------

Net income. . . . . . . . . . . . . . . . .  $    5,971   $ 5,216
                                             ====================

PER SHARE DATA:
Income per common share:
 Basic. . . . . . . . . . . . . . . . . . .  $     0.23   $  0.20
                                             ====================
 Diluted. . . . . . . . . . . . . . . . . .  $     0.22   $  0.20
                                             ====================
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . .      26,156    25,699
 Diluted. . . . . . . . . . . . . . . . . .      27,741    26,138

The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2003           2002
                                                                                 --------------------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,033   $      20,200
Accounts receivable (net of allowances of $2,148 and $2,313 at March 31, 2003
   and December 31, 2002, respectively) . . . . . . . . . . . . . . . . . . . .      10,625          10,281
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,808           8,499
                                                                                 --------------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,466          38,980
Property and equipment (net of accumulated depreciation of $31,671 and
   $29,815 at March 31, 2003 and December 31, 2002, respectively) . . . . . . .      11,290          12,407
Intangible assets (net of accumulated amortization of  $71 at March 31, 2003) .       2,796               -
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,527           4,896
Deferred income taxes (net of valuation allowance of $11,599 at March 31, 2003
   and December 31, 2002) . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,151          10,454
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         286             479
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         554             627
                                                                                 --------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   71,070   $      67,843
                                                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,656   $       8,424
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,570          25,441
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,690           2,568
Current portion of deferred revenues. . . . . . . . . . . . . . . . . . . . . .       7,609           6,503
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         506             488
                                                                                 --------------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      40,031          43,424
Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3              13
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,985           3,222
                                                                                 --------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,019          46,659
                                                                                 --------------------------

Common stock ($0.10 par value, 40,000,000 shares authorized, 26,216,802 and
   26,074,889 shares outstanding at March 31, 2003 and December 31, 2002,
   respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,018           3,005
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     129,550         128,766
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (56,907)        (62,878)
Notes receivable from officer . . . . . . . . . . . . . . . . . . . . . . . . .      (1,407)         (1,506)
Treasury stock, at cost (4,094,665 common shares in treasury at
   March 31, 2003 and December 31, 2002). . . . . . . . . . . . . . . . . . . .     (46,203)        (46,203)
                                                                                 --------------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .      28,051          21,184
                                                                                 --------------------------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . .  $   71,070   $      67,843
                                                                                 ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN  THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     --------------------
                                                                                       2003       2002
                                                                                     --------------------
Operating Activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,971   $  5,216
 Adjustments to reconcile net income to net cash provided by operating activities:
 Equity in net losses of ChoiceParts. . . . . . . . . . . . . . . . . . . . . . . .          6        292
 Depreciation and amortization of property and equipment. . . . . . . . . . . . . .      1,859      2,418
   Amortization of intangible assets. . . . . . . . . . . . . . . . . . . . . . . .         71          -
 CCC Capital Trust minority interest expense. . . . . . . . . . . . . . . . . . . .          -        448
 Deferred income tax provision (benefit). . . . . . . . . . . . . . . . . . . . . .        303        (36)
   Interest on notes receivable from officer. . . . . . . . . . . . . . . . . . . .        (23)         -
   Payment of interest on notes receivable from officer . . . . . . . . . . . . . .        122          -
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18        321
 Changes in:
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        777       (188)
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        704       (733)
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84        (39)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (798)      (686)
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,871)    (5,535)
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,263      3,281
 Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (180)      (229)
 Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (105)        (6)
                                                                                     --------------------
 Net cash provided by operating activities:
     Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,201      4,524
     Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         (2)
                                                                                     --------------------
 Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .      5,201      4,522
                                                                                     --------------------
Investing Activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (653)    (2,150)
 Investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       (275)
   Acquisition of Comp-Est, Inc.. . . . . . . . . . . . . . . . . . . . . . . . . .    (13,230)         -
                                                                                     --------------------
 Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . .    (13,883)    (2,425)
                                                                                     --------------------
Financing Activities:
   Principal repayments on long-term debt . . . . . . . . . . . . . . . . . . . . .          -    (23,500)
   Proceeds from borrowings on long-term debt . . . . . . . . . . . . . . . . . . .          -     21,000
   Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . .        538        461
 Proceeds from employee stock purchase plan . . . . . . . . . . . . . . . . . . . .         92        100
    Principal repayments of capital lease obligations . . . . . . . . . . . . . . .       (115)      (100)
    Principal repayments on short term note . . . . . . . . . . . . . . . . . . . .          -        (58)
                                                                                     --------------------
 Net cash provided by (used for) financing activities . . . . . . . . . . . . . . .        515     (2,097)
                                                                                     --------------------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     (8,167)         -
Cash and cash equivalents:
Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,200        766
                                                                                     --------------------

End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,033   $    766
                                                                                     ====================
Supplemental Disclosure:
  Cash paid:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64          -
    Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         90          2

The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION
--------------------------------------------------------

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC" and together with CCCG, collectively referred to as the "Company" or "we"). We employed 869 full-time employees at March 31, 2003, compared to 856 at this time in 2002. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claims and vehicle restoration process. Our principal products and services are Pathways collision estimating software, which provides our customers with access to various automobile information databases and claims management software and CCC Valuescope Claim Services (formerly known as our Total Loss Valuation Service).

     As of March 31, 2003, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Basis  of  Presentation

     The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2003 and 2002 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

     Our  consolidated  financial  statements  are  prepared  in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require that we make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based on information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements are affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result.

Earnings  Per  Share  Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three months ended March 31, 2003 and March 31, 2002, options and warrants to purchase a weighted average number of 2,500 and 2,181,956, shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the periods. In addition, if we had net losses, options and warrants to purchase shares are not included in the computation of diluted earnings per share because the options and warrants, if included, would be antidilutive.

Stock-Based  Compensation

     We have elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" for our fixed stock option plan and employee stock purchase plan and accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

     In accordance with the interim disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123", the pro forma effect on our net income had compensation expense been recorded for the first quarter of fiscal 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         --------------------
                                            2003       2002
                                         --------------------
Net income:
 As reported. . . . . . . . . . . . . .  $  5,971   $  5,216
 Pro forma. . . . . . . . . . . . . . .  $  5,513   $  4,690
Per share net income assuming dilution:
 As reported. . . . . . . . . . . . . .  $   0.22   $   0.20
 Pro forma. . . . . . . . . . . . . . .  $   0.20   $   0.18

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of our common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by us were: expected volatility of 74% and 75% for the first quarter of fiscal 2003 and 2002, respectively; and a risk-free interest rate of 3.0% and 4.3% for the first quarter of fiscal 2003 and 2002, respectively. In addition, we assumed an expected option life of 5.5 years and assumed no dividend yield for both periods.

Goodwill

     The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and reviewed for impairment on at least an annual basis. In addition, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. As of March 31, 2003, no such impairment existed.

The goodwill balance as of March 31, 2003 was $15.5 million. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", effective January 1, 2002, we ceased the amortization of goodwill associated with the acquisition of CCC Valuescope. The unamortized balance from the 1988 acquisition that included the CCC Valuescope service is $4.9 million and is reviewed for impairment on at least an annual basis. The remaining balance of $10.6 million represents the goodwill from the acquisition completed during February 2003. See Note 3, "Acquisition".

Contingencies

     In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters. We believe the amounts provided in the consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and reasonably estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 2003 cannot currently be reasonably determined.

Recent  Accounting  Pronouncements

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. CCC is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the new disclosure requirements, in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. The adoption of FIN No. 46 did not have a significant effect on our results of operations or our financial position.

NOTE  3  -  ACQUISITION
-----------------------

     On February 26, 2003, we acquired certain assets and assumed certain liabilities of Comp-Est, Inc. ("Comp-Est") from the Motor Information Systems Division of Hearst Business Publishing, Inc. ("Hearst"). Immediately prior to our acquisition of the assets of Comp-Est from Hearst, Hearst acquired the selected net assets from Comp-Est pursuant to an Option and Acquisition
Agreement, dated February 6, 1998, by and among Hearst, Comp-Est and the Comp-Est stockholders named therein. Comp-Est, is based in Columbus, Ohio and provides automotive estimating software applications to single-location repair facilities. With the acquisition, we gain the opportunity to serve over 5,000 additional customers in one of the fastest growing segments of the marketplace and can offer a broader suite of electronic estimating and other tools to all types of collision-repair businesses.

     The results of Comp-Est have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effects of the transaction were not material to our results. The purchase price, including capitalized acquisition costs, of approximately $13.4 million was paid in cash and was allocated to identifiable assets and liabilities and to intangible assets at their estimated fair values at the date of acquisition. The fair values of the intangible assets and software acquired were based on independent appraisals. We have not finalized the allocation of purchase price as of March 31, 2003 as certain acquisition costs were estimated.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

                                          FEBRUARY 26,
                                              2003
                                          ------------
               Current assets. . . . . .  $      320
               Property and equipment. .          86
               Intangible assets . . . .       2,867
               Goodwill. . . . . . . . .      10,631
                                          ------------
               Total assets acquired . .      13,904

               Current liabilities . . .         481
                                          ------------
               Net . . . . . . . . . . .  $   13,423
                                          ============

          Intangible assets include $1.9 million for customer relationships and $0.7 million for acquired software, both of which are being amortized on a straight-line basis over a period of 3 years. Also included in intangible assets, is a trademark valued at $0.3 million, that is not being amortized but will be tested for impairment on at least an annual basis.

NOTE  4-  INVESTMENT  IN  CHOICEPARTS
-------------------------------------

     In 2000, we formed a new independent company, ChoiceParts, LLC ("ChoiceParts"), with ADP and The Reynolds and Reynolds Company. ChoiceParts operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. We have a 27.5% equity interest in ChoiceParts, which is accounted for under the equity method. Approximately $1.7 million of our original $5.5 million commitment was still outstanding as of March 31, 2003, and there are no specific plans to fund this commitment at this time. Based on the nature of our investment, we have recorded a deferred income tax benefit on our share of the losses.

     Summary financial information for ChoiceParts for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                    --------------------
                                        2003       2002
                                    --------------------
          Revenues . . . . . . . .  $  3,215    $ 3,588
                                    ====================
          Loss from operations . .  $    (20)   $(1,031)
                                    ====================
          Net loss . . . . . . . .  $    (45)   $(1,020)
                                    ====================

NOTE  5  -  INCOME  TAXES
-------------------------

     During 2002, we filed amended returns to claim research and experimentation tax credits. Included in other current assets is a refund of $1.1 million of the expected credit as well as $0.5 million of expected state tax refunds.

                                                   MARCH 31,   DECEMBER 31,
                                                     2003         2002
                                                  ------------------------
                                                       (IN THOUSANDS)
Income tax receivable. . . . . . . . . . . . . .  $    1,662     $   1,674

Deferred income tax assets . . . . . . . . . . .  $   21,750     $  22,053
Valuation allowance. . . . . . . . . . . . . . .     (11,599)      (11,599)
                                                  ------------------------
Total deferred income tax asset. . . . . . . . .      10,151        10,454
                                                  ------------------------
Total income tax assets, current and non-current  $   11,813     $  12,128
                                                  ========================
Total current income taxes payable . . . . . . .  $    5,690     $   2,568
                                                  ========================

NOTE  6  -  LEGAL  PROCEEDINGS
------------------------------

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's CCC Valuescope valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. CCC intends to vigorously defend its interests in all of the above described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward an anticipated settlement of potential claims arising out of approximately 30 percent of the Company's CCC Valuescope transaction volume for the period covered by the lawsuits. As of March 31, 2003, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, CCC will continue to assess its potential impact.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND ARE SUBJECT TO THE SAFE HARBOR PROVISIONS OF THOSE SECTIONS AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SOME OF THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE
USE OF WORDS IN THE STATEMENTS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," OR OTHER WORDS AND TERMS OF SIMILAR MEANING. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THAT ACTUAL RESULTS OR DEVELOPMENTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SPECIFIC FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER FROM OUR EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION IN THE AUTOMOTIVE CLAIMS AND COLLISION REPAIR INDUSTRIES, THE ABILITY TO DEVELOP NEW PRODUCTS AND SERVICES, THE ABILITY TO PROTECT TRADE SECRETS AND PROPRIETARY INFORMATION, THE ABILITY TO GENERATE THE CASH FLOW NECESSARY TO MEET OUR
OBLIGATIONS,  THE  OUTCOME  OF  CERTAIN  LEGAL  PROCEEDINGS,  AND OTHER FACTORS.
READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON INFORMATION CURRENTLY AVAILABLE AND DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT.

GENERAL

     Our products and services fall into five categories or "suites": Pathways, CCC Valuescope Valuation Services, Workflow Products, Information Services and Other Products and Services. Each of these product and services suites is described below. For additional information regarding these suites and the various products and services in each suite, please refer to the "Business" section of our annual report on Form 10-K for the year ended December 31, 2002.

     PATHWAYS. This suite consists of our collision estimating products, including:

   -  Pathways Appraisal Solution (for insurance customers),
   -  Pathways Estimating Solution (for repair facility customers),
   -  Pathways Independent Appraiser Solution (for independent appraisers),
   -  Pathways Digital Imaging, and
   -  Recycled Parts Service.

     These products help our customers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. Pathways Digital Imaging allows our customers to digitally photograph and transmit images of damaged vehicles to the Pathways estimate workfile. Customers using Pathways with Recycled Parts Services also have access to a database that provides local part availability and price information on over 15 million available recycled or salvage parts. From the date of acquisition, revenues from Comp-Est are also included in this suite.

      CCC  VALUESCOPE  VALUATION  SERVICES.   Our   CCC   Valuescope   Valuation
Services products are used primarily by automobile insurance companies in processing claims involving vehicles that have been heavily damaged or stolen. In cases where the insurance company declares a vehicle to be a "total loss" (typically when the cost to repair exceeds 70% to 90% of a vehicle's value), CCC Valuescope Valuation Services provides the insurer with the local market value of the vehicle to assist the insurer in processing the claim. Commercial and Recreational Vehicle Valuation Services is our CCC Valuescope valuation service for specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

     WORKFLOW PRODUCTS. This suite includes of the following products and services:

     EZNet Communications Network, a secure network that allows clients to communicate estimates and claim information electronically.

     Pathways Appraisal Quality Solution (QAAR Plus), which allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, Pathways Appraisal Quality Solution allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company.

     CCC Autoverse, our web-based open workflow solution that allows for the exchange of claims information derived from using Pathways products as well as established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse permits the free-flow of communication between those who write damage estimates and the insurers who process claims.

     INFORMATION SERVICES. This suite includes ClaimScope Navigator, our on-line, web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using Pathways and CCC Valuescope data.

     OTHER PRODUCTS AND SERVICES. Pathways Enterprise Solution is an automotive repair shop management software system for multiple location collision repair facilities that allows them to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a shop management software system for a single store location. Also included in this group is our Computerized Automobile Rental System and leasing of computer hardware.

CRITICAL  ACCOUNTING  POLICIES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We review the accounting policies, including those described in Note 2, "Summary of Significant Accounting Policies", we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the items listed below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and our Disclosure Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

   -  Accounts  receivable
   -  Income  taxes
   -  Goodwill
   -  Software  development  costs
   -  Fair  value  of  financial  instruments
   -  Commitments  and  contingencies

     For a detailed discussion on the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002.

PREPARATION  OF  FINANCIAL  INFORMATION

      We believe that the application of accounting standards is as important as the underlying financial data in reporting our financial position, results of operations and cash flows. We also believe that our accounting policies are prudent and provide a clear view of our financial performance. Our Disclosure Committee, composed of senior management, including senior financial and legal personnel, reviews our public disclosures and evaluates our disclosure controls and procedures to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key members of management review the annual and quarterly results, along with key accounting policies and estimates, with the Audit Committee of our Board of Directors.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

     OPERATING INCOME. Operating income increased quarter-over-quarter from 2002 to 2003 by $0.6 million, to $9.8 million, due to a decrease in expenses of $0.4 million and an increase in revenues of $0.2 million. Our operating margin (operating income as a percentage of revenue) increased to 20.5% for the quarter ended March 31, 2003 compared to 19.4% for the same quarter in 2002. The increase in operating income and margin for the first quarter of 2003 was due to continued improvement in profitability resulting from our restructuring, which occurred in 2001.

     REVENUES. Revenues for the first quarter of 2003 were $47.7 million versus $47.5 million for the same quarter last year. Revenues increased $0.2 million, or 0.4%, compared to the same quarter last year.

     Revenues for each of our product and service suites are as follows (in thousands):

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  ------------------
                                     2003     2002
                                  ------------------
Pathways. . . . . . . . . . . .   $29,016  $28,521
CCC Valuescope. . . . . . . . .    10,696   11,439
Workflow Products . . . . . . .     6,366    5,391
Information Services. . . . . .       307      297
Other Products and Services . .     1,347    1,852
                                  ------------------
Total . . . . . . . . . . . . .   $47,732  $47,500
                                  ==================

     Revenues from our Pathways products increased in the first quarter of 2003 by $0.5 million, or 1.7%, compared to the first quarter of last year. This was led by an increase in the number of new automotive collision repair customers and an increase in the number of Pathways Digital Imaging product units used by our automotive collision repair customers.

     Revenues from our CCC Valuescope valuation services product decreased by $0.7 million, or 6.5%, from the first quarter of 2002 to the first quarter of 2003 due to lower transaction volumes. This decline was due in part to lower claim volume in the insurance industry. However, the decline in CCC Valuescope revenue was also a result of lost business. As previously disclosed, one of our large customers transitioned most of its valuation services to an in-house solution. Additionally, the market for valuation services is highly competitive, and we have seen other customers move to other providers for a variety of reasons. In some cases, customer decisions have been tied to workflow issues - for example, some customers that use a competitive estimating platform have decided to switch to the competitor's valuation product. In other cases, regulatory issues have played a role, as well as industry consolidation of the customer base. We are taking several steps to address these issues and reinforce CCC Valuescope's position in the marketplace. We have been proactive in addressing regulatory concerns and in working with state regulators to resolve those concerns. In addition, notwithstanding the recent decline in CCC Valuescope revenue, the product continues to be the leading product in the automated vehicle valuation market, and we have launched a new branding and marketing campaign to promote CCC Valuescope in the marketplace.

     Revenues from our workflow products increased in the first quarter of 2003 by $1.0 million or 18.1% compared to the first quarter of 2002. The increase was attributed to strong sales of our open and closed workflow solutions resulting in increased transaction volumes.

     Revenues from our other products and services decreased by $0.5 million, or 27.3%. The decrease was mainly attributable to a decrease in the number of hardware units leased and a decrease in transaction volume related to our CARS service.

     OPERATING EXPENSES. Operating expenses as a percentage of revenues are summarized as follows (in thousands):

                                         THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------
                                            2003               2002
                                     -----------------------------------
Revenues                             $ 47,732  100.0%   $ 47,500  100.0%

Production and Customer Support. . .    7,344   15.3       7,146   15.0
Commissions, Royalties and Licenses.    2,417    5.1       2,463    5.2
Selling, General and Administrative.   18,566   38.9      19,177   40.4
Depreciation and Amortization. . . .    1,930    4.0       2,418    5.1
Product Development and Programming.    7,696   16.1       7,086   14.9
                                     -----------------------------------
Total Operating Expenses . . . . . . $ 37,953   79.5%   $ 38,290   80.6%
                                     ===================================

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses increased by $0.2 million, or 2.8%, due to investments made in the technical support area as well as operating costs related to the acquisition of Comp-Est.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses expenses remained relatively stable quarter-over-quarter from last year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $0.6 million, or 3.2%, from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 primarily as a result of cost reduction initiatives taken in our management information systems group, which included consolidation of our data center operations by entering into a new contract. These savings were partially offset by a bi-annual industry conference held in 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $0.5 million, or 20.2% from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 as a result of fewer investments in software and customer leased computer equipment as well as using fully depreciated software.

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses increased by $0.6 million, or 8.6%, from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 due primarily to additional staff being hired and additional consulting work for increased product development efforts.

     INTEREST EXPENSE. Interest expense remained relatively stable from the first quarter of fiscal 2002 to the first quarter of fiscal 2003.

     MINORITY INTEREST EXPENSE. The interest recorded for the first quarter of 2002 of $0.4 million was associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represented Capricorn's share of CCC Trust's income. In October 2002, we purchased the outstanding Trust Preferred Securities from Capricorn and, as a result, do not have any interest expense relating to these securities beyond October 2002. Assuming the Trust Preferred Securities had not been repurchased early, the following (in thousands) is our estimate of the amount of minority interest expense that would have been incurred in the years 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006:

                                   REMAINING
                           TOTAL     2003      2004     2005    2006
                          ------------------------------------------

Interest expense savings  $ 7,103  $ 1,603   $ 2,392  $ 2,695  $ 413
                          ==========================================

     EQUITY IN LOSSES OF CHOICEPARTS. We recorded a loss of $0.3 million for the three months ended March 31, 2002 related to our 27.5% share of the income (losses) in ChoiceParts compared to a nominal charge for the same period this year as ChoiceParts has been operating essentially at a break-even level.

     INCOME TAXES. Income taxes increased from a provision of $3.2 million for the first quarter of fiscal 2002 to a provision of $3.7 million for the first fiscal quarter of 2003 as income before income taxes increased quarter-over-quarter. However as a percentage of income before income taxes, the provisions have remained stable at approximately 38%.

OUTLOOK

     As part of our first quarter earnings release, we provided updated guidance for the second quarter and the remainder of 2003.

     Revenue is expected to increase in the 1% to 2% range for the second quarter of 2003. Full year revenue is expected to increase in the mid-single digit range for fiscal 2003, versus our prior guidance of low-to-mid single digits. The acquisition of Comp-Est is expected to add over $5 million in revenue for the remainder of the 2003 period to our Pathways suite.

     Operating income for the second quarter of 2003 is expected to be in the $10 million range, while operating income for the full year is expected to be in the $40-$43 million range, which is unchanged from our prior guidance. Operating income is expected to increase over the remaining quarters due to new product sales beginning to generate incremental revenue and the acquisition of Comp-Est.

     The earnings per share target range for the second quarter is $0.22 to $0.24, while the earnings per share target for the full year is expected to be in the $0.92 to $0.96 range (using a fully diluted base of 27.7 million shares in our calculation), unchanged from our prior guidance.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 2003, net cash provided by operating activities was $5.2 million and proceeds received from the exercise of stock options was $0.5 million. We used $13.2 million to complete the acquisition of Comp-Est and $0.7 million for the purchase of equipment and software.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in internal and customer capital equipment and potential funding requirements for our ChoiceParts investment and other business development activities. We have the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's Pathways' services. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues. Management believes that cash flows from operations and the available borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Our contractual obligations under capital leases and operating leases are as follows (in thousands):

                                     REMAINING
                            TOTAL       2003       2004      2005     2006     2007  THEREAFTER
                           --------------------------------------------------------------------
Capital lease obligations  $    551       393       158         -        -       -            -
Operating leases. . . . .  $ 40,317     9,972    12,240    10,542    2,668    2,529       2,366
                           --------------------------------------------------------------------
Total . . . . . . . . . .  $ 40,868  $ 10,365  $ 12,398  $ 10,542  $ 2,668  $ 2,529  $    2,366
                           ====================================================================

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     We do not believe our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

ITEM  4.  CONTROLS  AND  PROCEDURES
-----------------------------------

Evaluation  of  disclosure  controls  and  procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has an investment in an unconsolidated entity. As the Company does not control or manage this entity, its disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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


                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The information provided in Note 6 to the financial statements contained in
Part  I  of  this  Form  10-Q  are  incorporated  herein  by  reference.

     On April 22, 2003, the Company filed a patent infringement lawsuit against Mitchell International, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division). In the complaint CCC alleges that Mitchell is infringing CCC's patent entitled "system and method for managing insurance claim processing", U.S. Patent No. 5,950,169 (the "'169 Patent"). The '169 Patent includes coverage for the parts comparison feature in CCC Pathways collision estimating software.

     In addition to a judicial determination that Mitchell infringed the '169 Patent, CCC is seeking preliminary and permanent injunctions enjoining Mitchell from further acts of infringement of the '169 Patent, triple monetary damages for willful infringement, disgorgement of all profits resulting from the infringement of the '169 Patent and attorneys fees.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          10 Option and Acquisition Agreement dated February 6, 998 by and among Hearst Business Publishing, Inc. and Comp-Est, Inc.

          10.1 First Amendment to Option and Acquisition Agreement dated February 26, 2003 by and among the Motor Information Systems Division of Hearst Business Publishing, Inc. and Comp-Est, Inc.

          10.2 Option Agreement dated February, 1998 between Motor Information Systems Division of Hearst Business Publishing, Inc. and CCC Information Services, Inc.

          11   Statement  Re:  Computation  of  Per  Share  Earnings

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:

     We filed a Current Report on Form 8-K on January 16, 2003 to report the exercise of our option to purchase the assets of a third party software provider.

     We filed a Current Report on Form 8-K on March 14, 2003, to furnish information with respect to the Chief Financial Officer of the Company entering into a sales plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April  28,  2003                    CCC  Information  Services Group Inc.

                                           By:     /s/ Githesh  Ramamurthy
                                                   -----------------------
                                           Name:   Githesh Ramamurthy
                                           Title:  Chairman and
                                                     Chief Executive Officer


                                           By:     /s/ Reid  E.  Simpson
                                                   -----------------------
                                           Name:   Reid E. Simpson
                                           Title:  Executive Vice President
                                                     and Chief Financial Officer



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



     Date:  April  28,  2003               By:     /s/ Githesh  Ramamurthy
                                                   -----------------------
                                           Name:   Githesh  Ramamurthy
                                           Title:  Chairman and
                                                     Chief Executive Officer



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


     Date:  April  28,  2003               By:     /s/ Reid E. Simpson
                                                   --------------------
                                           Name:   Reid E. Simpson
                                           Title:  Executive Vice President
                                                     and Chief Financial Officer



                                    EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------------
10           Option and Acquisition Agreement dated February 6, 1998 by and among
             Hearst Business Publishing, Inc. and Comp-Est, Inc.

10.1         First Amendment to Option and Acquisition Agreement dated February 26,
             2003 by and among the Motor Information Systems Division of Hearst
             Business Publishing, Inc. and Comp-Est, Inc.

10.2         Option Agreement dated February, 1998 between Motor Information Systems
             Division of Hearst Business Publishing, Inc. and CCC Information Services,
             Inc.

11           Computation of Per Share Earnings

99.1         Certification of Chief Executive Officer and Chief Financial Officer