Form 10-Q
period 2003-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2003-08-06
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     As of August 6, 2003, 26,244,633 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations                        1

                Consolidated Interim Balance Sheets                                  2

                Consolidated Interim Statements of Cash Flows                        3

                Notes to Consolidated Interim Financial Statements                   4

                Management's Discussion and Analysis of Financial Condition and     12
Item 2.         Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.         Controls and Procedures                                             21


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                   21

Item 2.         Changes in Securities and Use of Proceeds                           22

Item 3.         Defaults Upon Senior Securities                                     22

Item 4.         Submission of Matters to a Vote of Security Holders                 22

Item 5.         Other Information                                                   22

Item 6.         Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                          23

EXHIBIT INDEX                                                                      E-1

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                   ------------------------------------------
                                                      2003       2002        2003      2002
                                                   ------------------------------------------

Revenues. . . . . . . . . . . . . . . . . . . . .  $ 48,097   $ 48,178    $ 95,829  $ 95,678
Expenses:
 Production and customer support. . . . . . . . .     7,754      7,564      15,098    14,710
 Commissions, royalties and licenses. . . . . . .     3,013      2,528       5,430     4,991
 Selling, general and administrative. . . . . . .    17,150     19,558      35,716    38,735
 Depreciation and amortization. . . . . . . . . .     2,014      2,434       3,944     4,852
 Product development and programming. . . . . . .     8,156      6,894      15,852    13,980
 Restructuring charges. . . . . . . . . . . . . .     1,061          -       1,061         -
                                                   ------------------------------------------
Total operating expenses. . . . . . . . . . . . .    39,148     38,978      77,101    77,268

Operating income. . . . . . . . . . . . . . . . .     8,949      9,200      18,728    18,410

Interest expense. . . . . . . . . . . . . . . . .      (165)      (168)       (387)     (396)
Other income (expense), net . . . . . . . . . . .        67         (7)        156       210
CCC Capital Trust minority interest expense . . .         -       (461)          -      (909)
Equity in income (loss) of ChoiceParts investment        12        (50)          6      (342)
                                                   ------------------------------------------
Income before income taxes. . . . . . . . . . . .     8,863      8,514      18,503    16,973

Income tax provision. . . . . . . . . . . . . . .    (3,369)    (3,218)     (7,038)   (6,461)
                                                   ------------------------------------------

Net income. . . . . . . . . . . . . . . . . . . .  $  5,494   $  5,296    $ 11,465  $ 10,512
                                                   ==========================================


PER SHARE DATA:
Income per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . .  $   0.21   $   0.21    $   0.44  $   0.41
                                                   ==========================================
 Diluted. . . . . . . . . . . . . . . . . . . . .  $   0.20   $   0.20    $   0.41  $   0.40
                                                   ==========================================
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . .    26,224     25,826      26,187    25,763
 Diluted. . . . . . . . . . . . . . . . . . . . .    27,630     26,767      27,682    26,468

The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2003           2002
                                                                                -------------------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  14,819     $   20,200
Accounts receivable (net of allowances of $2,115 and $2,313 at June 30, 2003
   and December 31, 2002, respectively). . . . . . . . . . . . . . . . . . . .     11,914         10,281
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,961          8,499
                                                                                -------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35,694         38,980
Property and equipment (net of accumulated depreciation of $33,477 and
   $29,815 at June 30, 2003 and December 31, 2002, respectively) . . . . . . .     10,770         12,407
Intangible assets (net of accumulated amortization of  $286 at June 30, 2003).      2,581              -
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,520          4,896
Deferred income taxes (net of valuation allowance of $11,599 at June 30, 2003
   and December 31, 2002). . . . . . . . . . . . . . . . . . . . . . . . . . .     10,095         10,454
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        292            479
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        471            627
                                                                                -------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  75,423     $   67,843
                                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,847     $    8,424
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,670         25,441
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,202          2,568
Current portion of deferred revenues . . . . . . . . . . . . . . . . . . . . .      8,443          6,503
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        349            488
                                                                                -------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .     36,511         43,424
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4             13
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,428          3,222
                                                                                -------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,943         46,659
                                                                                -------------------------

Common stock ($0.10 par value, 40,000,000 shares authorized, 26,244,633 and
   26,074,889 shares outstanding at June 30, 2003 and December 31, 2002,
   respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,022          3,005
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .    130,074        128,766
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (51,413)       (62,878)
Notes receivable from officer. . . . . . . . . . . . . . . . . . . . . . . . .          -         (1,506)
Treasury stock, at cost (4,094,665 common shares in treasury at
   June 30, 2003 and December 31, 2002). . . . . . . . . . . . . . . . . . . .    (46,203)       (46,203)
                                                                                -------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .     35,480         21,184
                                                                                -------------------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . .  $  75,423     $   67,843
                                                                                =========================

The accompanying notes are an integral part of these consolidated financial statements

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN  THOUSANDS)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                  2003       2002
                                                                            ------------------------
Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   11,465   $ 10,512
    Adjustments to reconcile net income to net cash
         provided by operating activities:
      Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . .       1,061          -
      Equity in net (income) loss of ChoiceParts. . . . . . . . . . . . . .          (6)       342
      Depreciation and amortization of property and equipment . . . . . . .       3,658      4,852
      Amortization of intangible assets . . . . . . . . . . . . . . . . . .         286          -
      CCC Capital Trust minority interest expense . . . . . . . . . . . . .           -        909
      Deferred income tax provision . . . . . . . . . . . . . . . . . . . .         359     12,745
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65        344
  Changes in:
      Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .        (574)    (1,306)
      Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . .         255    (13,103)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .        (713)       260
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         156       (519)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,607)       321
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,744)    (5,572)
      Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .         853      2,220
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . .         (62)    (1,136)
      Current portion of deferred revenues. . . . . . . . . . . . . . . . .         729       (178)
      Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . .          (9)         -
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        (725)         -
                                                                             -----------------------
  Net cash provided by (used for) operating activities:
      Continuing operations . . . . . . . . . . . . . . . . . . . . . . . .       7,447     10,691
      Discontinued operations . . . . . . . . . . . . . . . . . . . . . . .           -        (61)
                                                                             -----------------------
  Net cash provided by operating activities . . . . . . . . . . . . . . . .       7,447     10,630
                                                                             -----------------------
Investing Activities:
      Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .      (1,939)    (4,334)
      Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . .           -       (275)
      Acquisition of Comp-Est, Inc. . . . . . . . . . . . . . . . . . . . .     (13,205)         -
                                                                             -----------------------
  Net cash used for investing activities. . . . . . . . . . . . . . . . . .     (15,144)    (4,609)
                                                                             -----------------------
Financing Activities:
      Principal repayments on long-term debt. . . . . . . . . . . . . . . .           -    (28,500)
      Proceeds from borrowings on long-term debt. . . . . . . . . . . . . .           -     22,000
      Proceeds from exercise of stock options . . . . . . . . . . . . . . .         855      1,089
      Proceeds from employee stock purchase plan. . . . . . . . . . . . . .         190        194
      Payment of principal and interest on notes receivable from officer. .       1,506          -
      CCC Capital Trust note interest payment . . . . . . . . . . . . . . .           -       (365)
      Principal repayments of capital lease obligations . . . . . . . . . .        (235)      (203)
      Principal repayments on short term note . . . . . . . . . . . . . . .           -       (234)
                                                                             -----------------------
  Net cash provided by (used for) financing activities. . . . . . . . . . .       2,316     (6,019)
                                                                             -----------------------

  Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .      (5,381)         2
      Cash and cash equivalents:
      Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .      20,200        766
                                                                             -----------------------
      End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   14,819   $    768
                                                                             =======================
Supplemental Disclosure:
  Cash paid:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123        199
      Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,572      4,600


The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC" and together with CCCG, collectively referred to as the "Company" or "we"). We employed 866 full-time employees at June 30, 2003, compared to 840 at this time in 2002. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claims and vehicle restoration process. Our principal products and services are Pathways collision estimating software, which provides our customers with access to various automobile information databases and claims management software and CCC Valuescope Claim Services (formerly known as our Total Loss Valuation Service).

     As of June 30, 2003, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated interim financial statements as of and for the six months ended June 30, 2003 and 2002 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

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

Earnings Per Share Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three and six month periods ended June 30, 2003, options and warrants to purchase a weighted average number of 482,915 and 288,052 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the periods.

Stock-Based  Compensation

     We have elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for our fixed stock option plan and employee stock purchase plan and, accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

     In accordance with the interim disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123", the pro forma effect on our net income had compensation expense been recorded for the second quarter of fiscal 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                      --------------------  --------------------
                                          2003       2002       2003       2002
                                      --------------------  --------------------
Net income:
 As reported . . . . . . . . . . . .  $   5,494  $   5,296  $  11,465  $  10,512
 Pro forma . . . . . . . . . . . . .  $   4,823  $   4,828  $  10,336  $   9,518
Per share net income - basic:
 As reported . . . . . . . . . . . .  $    0.21  $    0.21  $    0.44  $    0.41
 Pro forma . . . . . . . . . . . . .  $    0.18  $    0.19  $    0.39  $    0.37
Per share net income - diluted:
 As reported . . . . . . . . . . . .  $    0.20  $    0.20  $    0.41  $    0.40
 Pro forma . . . . . . . . . . . . .  $    0.17  $    0.18  $    0.37  $    0.36

Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . .     26,224     25,826     26,187     25,763
 Diluted . . . . . . . . . . . . . .     27,630     26,767     27,682     26,468

Assumptions used:
 Expected volatility . . . . . . . .     73.8 %     73.5 %     73.8 %     73.5 %
 Risk free rate. . . . . . . . . . .      2.3 %      4.3 %      2.7 %      4.3 %
 Expected option life. . . . . . . .      5.5 yrs    5.5 yrs    5.5 yrs    5.5 yrs
 Dividend yield. . . . . . . . . . .        -          -          -          -

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of our common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by us are indicated above.

Goodwill

     The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and reviewed for impairment on at least an annual basis. In addition, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. In accordance with the Statement of Financial Accounting Standards No.142 ("SFAS 142), "Goodwill and Other Intangible Assets" we completed our annual impairment analysis during the second quarter of 2003 and determined that, as of June 30, 2003, no impairment existed.

     The goodwill balance as of June 30, 2003 was $15.5 million. The unamortized balance from the 1988 acquisition that included the CCC Valuescope service is $4.9 million and the remaining balance of $10.6 million represents the goodwill from the Comp-Est acquisition completed during February 2003. See Note 3, "Acquisition".

Contingencies

     In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters. We believe the amounts provided in the consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and reasonably estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 2003 cannot currently be reasonably determined.

Recent Accounting Pronouncements

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations or our financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of this Statement did not have a significant effect on our results of operations or our financial position.

NOTE 3 - ACQUISITION

     On February 26, 2003, we acquired Comp-Est, Inc. ("Comp-Est") from the Motor Information Systems Division of Hearst Business Publishing, Inc. ("Hearst"). Immediately prior to our acquisition of the assets of Comp-Est from Hearst, Hearst acquired the selected net assets from Comp-Est pursuant to an Option and Acquisition Agreement, dated February 6, 1998, by and among Hearst, Comp-Est and the Comp-Est stockholders named therein. Comp-Est is based in Columbus, Ohio and provides automotive estimating software applications to single-location repair facilities. With the acquisition, we gain the opportunity to serve over 5,000 additional customers in one of the fastest growing segments of the marketplace and can offer a broader suite of electronic estimating and other tools to all types of collision-repair businesses.

     The results of Comp-Est have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effects of the transaction were not material to our results. The purchase price, including capitalized acquisition costs, of approximately $13.4 million was paid in cash and was allocated to identifiable assets and liabilities and to intangible assets at their estimated fair values at the date of acquisition. The fair values of the intangible assets acquired were based on independent appraisals.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

                                   FEBRUARY 26,
                                       2003
                                   ------------

Current assets. . . . . . . . . .   $      245
Property and equipment. . . . . .           86
Intangible assets . . . . . . . .        2,867
Goodwill. . . . . . . . . . . . .       10,624
                                   ------------
  Total assets acquired . . . . .       13,822

Current liabilities . . . . . . .          424
                                   ------------
  Net . . . . . . . . . . . . . .   $   13,398
                                   ============

     Intangible assets include $1.9 million for customer relationships and $0.7 million for acquired software, both of which are being amortized on a straight-line basis over a period of 3 years. Also included in intangible assets, is a trademark valued at $0.3 million that is not being amortized, but will be tested for impairment on at least an annual basis.

NOTE 4 - INVESTMENT IN CHOICEPARTS

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

     Summary financial information for ChoiceParts is as follows (in thousands):

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                --------------------  --------------------
                                    2003       2002       2003       2002
                                --------------------  --------------------

Revenues . . . . . . . . . . .  $  2,763   $  3,680   $  5,978   $  7,268
                                ====================  ====================
Income (loss)from operations .  $     24   $   (267)  $      4   $ (1,298)
                                ====================  ====================
Net income (loss). . . . . . .  $     25   $   (266)  $    (20)  $ (1,286)
                                ====================  ====================


NOTE 5 - OTHER CURRENT ASSETS

     Other  current  assets  consisted  of  the  following  (in  thousands):

                                                               JUNE 30,   DECEMBER 31,
                                                                 2003        2002
                                                              ------------------------
Insurance reimbursement for litigation settlement. . . . . .  $   2,000    $   2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . .      1,951        1,966
Prepaid equipment maintenance. . . . . . . . . . . . . . . .      1,446          911
Income tax receivable - research and experimentation credits        951        1,125
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . .        792          673
Income tax receivable - State. . . . . . . . . . . . . . . .        468          549
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,353        1,275
                                                              ------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,961    $   8,499
                                                              ========================


     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement. See Note 10, "Legal Proceedings" for discussion of the charge.

NOTE 6 - ACCRUED EXPENSES

     Accrued  expenses  consisted  of  the  following  (in  thousands):

                                  JUNE 30,   DECEMBER 31,
                                    2003        2002
                                  -----------------------
Litigation settlements . . . . .   $   6,685  $   7,074
Compensation . . . . . . . . . .       5,210     10,781
Restructuring charges. . . . . .       1,171      1,159
Health insurance . . . . . . . .       1,105      1,041
Sales tax. . . . . . . . . . . .       1,014      1,103
Professional fees. . . . . . . .         936      1,389
Office space expenses. . . . . .         663        693
Conferences. . . . . . . . . . .         370        422
Other, net . . . . . . . . . . .       1,516      1,779
                                  -----------------------
Total. . . . . . . . . . . . . .   $  18,670  $  25,441
                                  =======================


NOTE 7 - OTHER LIABILITIES

     Other liabilities consisted of the following (in thousands):

                        JUNE 30,   DECEMBER 31,
                         2003         2002
                        -----------------------
Deferred rent . . . . .  $  2,196    $  1,987
Other, net. . . . . . .     1,232       1,235
                        -----------------------
Total . . . . . . . . .  $  3,428    $  3,222
                        =======================

NOTE 8 - INCOME TAXES

     During 2002, we filed amended returns to claim research and experimentation tax credits. Included in other current assets is a refund of $0.9 million of the expected credit as well as $0.5 million of expected state tax refunds. During the second quarter of 2003, we received $0.2 million of the expected research and experimentation tax credit.

                                                   JUNE 30,    DECEMBER 31,
                                                     2003          2002
                                                   ------------------------
                                                        (IN THOUSANDS)

Income tax receivable . . . . . . . . . . . . . .  $   1,419    $   1,674

Deferred income tax assets. . . . . . . . . . . .  $  21,694    $  22,053
Valuation allowance . . . . . . . . . . . . . . .    (11,599)     (11,599)
                                                   ------------------------
Total deferred income tax asset . . . . . . . . .     10,095       10,454
                                                   ------------------------
Total income tax assets, current and non-current.  $  11,514    $  12,128
                                                   ========================
Total current income taxes payable. . . . . . . .  $   3,202    $   2,568
                                                   ========================

NOTE 9 - RESTRUCTURING CHARGES

     During the second quarter of 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     The following summarizes the activity in the restructuring accrual (in thousands):

                                     EXCESS
                                   FACILITIES
                                  ------------
Balance at December 31, 2002 . .  $     1,979
Cash payments. . . . . . . . . .        (308)
                                  ------------
Balance at March 31, 2003. . . .        1,671
Cash payments. . . . . . . . . .         (313)
Additional charges . . . . . . .        1,061
                                  ------------
Balance at June 30, 2003 . . . .  $     2,419
                                  ============

NOTE 10 - LEGAL PROCEEDINGS

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the Company has pending against it a variety of putative class action suits and individual actions raising issues regarding the use of the Company's CCC Valuescope valuation product by its insurance company customers. Many of these suits are brought by the same group or groups of plaintiffs' lawyers. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as well as the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

     In GIBSON v. ORIONAUTO, GUARANTY NATIONAL INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15082 (filed October 20, 1999), on December 9, 2002, the Circuit Court of Cook County, Illinois entered an order dismissing plaintiff's claims against CCC with prejudice. Plaintiff subsequently filed an amended complaint and a motion to reconsider the court's December 9, 2002 order. On June 11, 2003, the court entered an order denying plaintiff's motion to reconsider, except that the court reconsidered its decision to dismiss the plaintiff's fraud and conspiracy claims with prejudice. The court allowed plaintiff twenty-eight days from the date of the order to attempt to replead her fraud and conspiracy claims.

     On March 24, 2003, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles against CCC and one of its insurance company customers. The complaint is captioned ROGAN v. FARMERS INSURANCE GROUP, FARMERS INSURANCE EXCHANGE, and CCC INFORMATION SERVICES INC., Case No. SC076462 (filed March 24, 2003). Plaintiff alleges that his insurer, using a valuation prepared by CCC, offered an inadequate amount for his automobile. Plaintiff asserts various common law and statutory claims against his insurance company and against CCC including a claim under California Business & Professions Code
Section 17200, et seq.. Plaintiff seeks recovery of unspecified damages, an accounting, restitution and disgorgement, on his own behalf and on behalf of the general public, punitive damages, and an award of attorneys' fees.

     In ALVAREZ-FLORES v. AMERICAN FINANCIAL GROUP, INC., ATLANTA CASUALTY CO., and CCC INFORMATION SERVICES INC., No. 99 CH 15032 (Circuit Court of Cook County, Illinois)(filed October 19, 1999), on April 24, 2003, the court granted CCC's motion to dismiss the plaintiff's second amended complaint.

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

     During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward an anticipated settlement of potential claims arising out of approximately 30 percent of the Company's CCC Valuescope transaction volume for the period covered by the lawsuits. As of June 30, 2003, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, CCC will continue to assess its potential impact.

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

GENERAL

     Our products and services fall into five categories or "suites": Pathways, CCC Valuescope Valuation Services, Workflow Products, Information Services and Other Products and Services. Each of these products and services suites is described below. For additional information regarding these suites and the various products and services in each suite, please refer to the "Business" section of our annual report on Form 10-K for the year ended December 31, 2002.

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

     WORKFLOW  PRODUCTS.   This   suite  includes  the  following  products  and
services:

          EZNet Communications Network, a secure network that allows clients to communicate estimates and claim information electronically.

          Pathways Appraisal Quality Solution (QAAR Plus ), which allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, Pathways Appraisal Quality Solution allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company.

          CCC Autoverse, our web-based open workflow solution that allows for the exchange of claims information derived from using Pathways products as well as other established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse permits the free-flow of communication between those who write damage estimates and the insurers who process claims.

     INFORMATION SERVICES. This suite includes ClaimScope Navigator, our on-line, web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using Pathways and CCC Valuescope data.

     OTHER PRODUCTS AND SERVICES. Pathways Enterprise Solution is an automotive repair shop management software system for multiple location collision repair facilities that allows them to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a shop management software system for a single store location. Also included in this suite is our Computerized Automobile Rental System and leasing of computer hardware.

REGULATION

     On April 24, 2003, the California Department of Insurance formally adopted new regulations, which, if implemented, would require the Company to change its methodology for computing total loss valuations in California. These regulations were scheduled to become effective on July 23, 2003, and the Company was prepared to implement modifications to its methodology on that date so as to be in compliance with the new regulations. On July 1, 2003, however, the Personal Insurance Federation of California, the Association of California Insurance Companies and the Surety Association of America filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles that, among other things, seeks a declaration that the new regulations are not valid. The Plaintiffs in the suit also seek a preliminary and permanent injunction enjoining the implementation of those regulations. That case is captioned PERSONAL INSURANCE FEDERATION OF CALIFORNIA, et al. v. JOHN GARAMENDI, INSURANCE COMMISSIONER OF THE STATE OF CALIFORNIA, Case No. BC298284 (filed July 1, 2003). CCC is not a party to the suit.

     On July 22, 2003, the Court in the above-captioned action entered an order preliminarily enjoining implementation and enforcement of the new California regulations, pending a resolution of the case on the merits. Thus, the new regulations did not go into effect on July 23, 2003. The Company is not able to predict when the case will be resolved on the merits or whether the new regulations will or will not take effect in whole or in part. In the event that the new California regulations are eventually implemented, the Company will modify its methodology to be in compliance with those regulations

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). We review the accounting policies, including those described in Note 2, "Summary of Significant Accounting Policies", we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the items listed below. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and our Disclosure Committee.

     We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

          -  Accounts  receivable
          -  Income  taxes
          -  Goodwill
          -  Software  development  costs
          -  Fair  value  of  financial  instruments
          -  Commitments  and  contingencies

     For a detailed discussion of the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

OPERATING INCOME. Operating income decreased quarter-over-quarter from 2002 to 2003 by $0.3 million, to $8.9 million, mainly due to an increase in operating expenses of $0.2 million. Operating expenses for the quarter ended June 30, 2003 included a final restructuring charge of $1.1 million related to excess office space. Our operating margin (operating income as a percentage of revenue) was 18.6%, including the restructuring charge, for the quarter ended June 30, 2003 compared to 19.1% for the same quarter in 2002.

     REVENUES. Revenues for each of our products and services suites are as follows (dollars in thousands):

                                    THREE MONTHS ENDED JUNE 30,
                                ----------------------------------
                                        2003             2002
                                ----------------------------------

Pathways. . . . . . . . . . .   $ 29,437   61.2%  $ 29,191   60.6%
CCC Valuescope. . . . . . . .     10,239   21.3     11,398   23.7
Workflow Products . . . . . .      6,695   13.9      5,617   11.7
Information Services. . . . .        488    1.0        273    0.6
Other Products and Services .      1,238    2.6      1,699    3.4
                                ----------------------------------
Total . . . . . . . . . . . .   $ 48,097  100.0%  $ 48,178  100.0%
                                ==================================

     Revenues from our Pathways suite increased in the second quarter of 2003 by $0.2 million, or 0.8%, compared to the second quarter of last year. The increase was led by new automotive collision repair customers, including additional customers through the Comp-Est acquisition, and an increase in the number of Pathways Digital Imaging product units used by our automotive collision repair customers. The insurance channel was down primarily due to the lost volume of one customer, which was not offset by new business.

     Revenues from our CCC Valuescope suite decreased in the second quarter of 2003 by $1.2 million, or 10.2%, compared to the second quarter of last year. Revenues for this suite have been impacted by the downward industry trends in claim volume compared to the prior year. However, the year over year decline is primarily a result of lost business, driven by a number of issues, including the decision by one of our larger customers transitioning most of its valuation services to an in-house solution during 2002. We have seen customers move to other providers for a variety of reasons, including workflow issues, where certain customers using a competitive estimating platform have decided to switch to the competitor's valuation product. In other cases, regulatory issues have come into play, as well as industry consolidation of the customer base. We have been proactive in addressing the regulatory concerns that have arisen and in working with state regulators to resolve those concerns. We also continue to pursue settlement of the outstanding litigation related to this product.

     Revenues from our workflow suite increased by $1.1 million, or 19.2%, because of strong sales of our workflow solutions resulting in increased transaction volumes. The adoption of CCC Autoverse, launched in the third quarter of 2002, continues to drive this suite's growth.

     The decrease in revenue from our other products and services of $0.5 million, or 27.1%, was mainly attributable to a decrease in the number of hardware units leased as customers are opting to purchase their own hardware.

     OPERATING EXPENSES. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):

                                            THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------
                                              2003              2002
                                        ---------------------------------

Revenues                                $ 48,097  100.0%  $ 48,178  100.0%

Production and Customer Support. . . . .   7,754   16.1      7,564   15.7
Commissions, Royalties and Licenses. . .   3,013    6.2      2,528    5.2
Selling, General and Administrative. . .  17,150   35.7     19,558   40.6
Depreciation and Amortization. . . . . .   2,014    4.2      2,434    5.1
Product Development and Programming. . .   8,156   17.0      6,894   14.3
Restructuring Charges. . . . . . . . . .   1,061    2.2          -      -
                                        ---------------------------------
Total Operating Expenses                $ 39,148   81.4%  $ 38,978   80.9%
                                        =================================

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses increased by $0.2 million, or 2.5%, due to investments made in the technical support area as well as operating costs related to the acquisition of Comp-Est in the first quarter of 2003.

     COMMISSION, ROYALTIES AND LICENSES. Commission, royalties and licenses expenses increased by $0.5 million, or 19.2%, due to license fees related to the Comp-Est revenues .

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $2.4 million, or 12.3%, primarily as a result of our continued focus on controlling expenses, specifically in the management information systems area as well as certain incentive compensation costs tied to revenue growth. We continued to take cost reduction initiatives in our management information systems group, which included among other initiatives, consolidation of our data center operations by entering into a new contract. These savings were partially offset by operating expenses related to Comp-Est.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $0.4 million, or 17.3%, as a result of fewer investments in software and customer leased computer equipment as well as using fully depreciated software.

     PRODUCT DEVELOPMENT and Programming. Product development and programming expenses increased by $1.3 million, or 18.3%, due primarily to development projects related to our existing workflow and information products, as well as work being done under a new multi-customer contract.

     RESTRUCTURING CHARGES. During the second quarter of 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     MINORITY INTEREST EXPENSE. The interest recorded for the second quarter of 2002 of $0.5 million was associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represented Capricorn's share of CCC Trust's income. In October 2002, we purchased the outstanding Trust Preferred Securities from Capricorn and, as a result, do not have any interest expense relating to these securities beyond October 2002. Assuming the Trust Preferred Securities had not been repurchased early, the following (in thousands) is our estimate of the amount of minority interest expense that would have been incurred in the years 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006:

                                            REMAINING
                                   TOTAL      2003      2004      2005      2006
                                ------------------------------------------------
Interest expense savings. . .   $   6,585   $ 1,085   $ 2,392   $ 2,695   $  413

     INCOME TAXES. Income taxes increased from a provision of $3.2 million for the second quarter of 2002 to a provision of $3.4 million for the second quarter of 2003 as income before income taxes increased quarter-over-quarter. However, as a percentage of income before income taxes, the provisions have remained stable at approximately 38%.

   SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

     OPERATING INCOME. Operating income increased period over period from 2002 to 2003 by $0.3 million, to $18.7 million, due to a decrease in operating expenses of $0.2 million and an increase in revenues of $0.1 million. Operating expenses for the period ended June 30, 2003 included a final restructuring charge of $1.1 million related to excess office space. Our operating margin (operating income as a percentage of revenue) increased to 19.5%, including the restructuring charge, for the six months ended June 30, 2003 compared to 19.2% for the same period in 2002.

     REVENUES. Revenues for each of our products and services suites are as follows (dollars in thousands):

                                    SIX MONTHS ENDED JUNE 30,
                                ----------------------------------
                                      2003             2002
                                ----------------------------------
Pathways. . . . . . . . . .     $ 58,453   61.0%  $ 57,712   60.3%
CCC Valuescope. . . . . . .       20,935   21.9     22,837   23.9
Workflow Products . . . . .       13,061   13.6     11,008   11.5
Information Services. . . .          795    0.8        570    0.6
Other Products and Services        2,585    2.7      3,551    3.7
                                ----------------------------------
Total . . . . . . . . . . .     $ 95,829  100.0%  $ 95,678  100.0%
                                ==================================

     Revenues from our Pathways suite increased in the first half of 2003 by $0.7 million, or 1.3%, compared to the first half of last year. The increase, led by new automotive collision repair customers, including additional customers through the Comp-Est acquisition, and an increase in the number of Pathways Digital Imaging product units used by our automotive collision repair customers. The insurance channel was down primarily due to the lost volume of one customer, which was not offset by new business.

     Revenues from our CCC Valuescope suite decreased in the first half of 2003 by $1.9 million, or 8.3%, compared to the first half of last year revenues for this suite have been impacted by the downward industry trends in claim volume compared to the prior year. However, the year over year decline is primarily a result of lost business, driven by a number of issues, including the decision by one of our larger customers transitioning most of its valuation services to an in-house solution during 2002. We have seen customers move to other providers for a variety of reasons, including workflow issues, where certain customers using a competitive estimating platform have decided to switch to the competitor's valuation product. In other cases, regulatory issues have come into play, as well as industry consolidation of the customer base. We have been proactive in addressing the regulatory concerns that have arisen and in working with state regulators to resolve those concerns. We also continue to pursue settlement of the outstanding litigation related to this product.

     Revenues from our workflow suite increased by $2.1 million, or 18.7% from the first half of 2002 to the first half of 2003, because of strong sales of our workflow solutions resulting in increased transaction volumes.

     The decrease in revenues from our other products and services of $1.0 million, or 27.2% from the first half of 2002 to the first half of 2003 was mainly attributable to a decrease in the number of hardware units leased as customers are opting to purchase their own hardware.

     OPERATING EXPENSES. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):

                                              SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------
                                                2003            2002
                                         ---------------------------------
Revenues                                 $ 95,829  100.0%  $ 95,678  100.0%

Production and Customer Support            15,098   15.8     14,710   15.4
Commissions, Royalties and Licenses         5,430    5.7      4,991    5.2
Selling, General and Administrative        35,716   37.3     38,735   40.5
Depreciation and Amortization               3,944    4.1      4,852    5.1
Product Development and Programming        15,852   16.5     13,980   14.6
Restructuring Charges                       1,061    1.1          -      -
                                         ---------------------------------
Total Operating Expenses                 $ 77,101   80.5%  $ 77,268   80.8%
                                         =================================

     PRODUCTION AND CUSTOMER SUPPORT. Production and customer support expenses increased by $0.4 million, or 2.6%, due to investments made in the technical support area as well as operating costs related to the acquisition of Comp-Est in the first quarter of 2003

     COMMISSION,  ROYALTIES  AND  LICENSES.   Commission, royalties and licenses
expenses increased by $0.4 million, or 8.8 %, due to license fees related to the Comp-Est revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $3.0 million, or 7.8%, primarily as a result of our continued focus on controlling expenses, specifically in the management information systems area as well as certain incentive compensation costs tied to revenue growth. We continued to take cost reduction initiatives in our management information systems group, which included among other initiatives, consolidation of our data center operations by entering into a new contract. These savings were partially offset by operating expenses related to Comp-Est.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by $0.9 million, or 18.7% as a result of fewer investments in software and customer leased computer equipment as well as using fully depreciated software.

      PRODUCT DEVELOPMENT AND PROGRAMMING. Product development and programming expenses increased by $1.9 million, or 13.4%, due primarily to development projects related to our existing workflow and information products, as well as work being done under a new multi-customer contract.

     RESTRUCTURING CHARGES. During the second quarter of 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     MINORITY INTEREST EXPENSE. The interest recorded for the six months ended June 30, 2002 of $0.9 million was associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represented Capricorn's share of CCC Trust's income. In October 2002, we purchased the outstanding Trust Preferred Securities from Capricorn and, as a result, do not have any interest expense relating to these securities beyond October 2002. Assuming the Trust Preferred Securities had not been repurchased early, the following (in thousands)is our estimate of the amount of minority interest expense that would have been incurred in the years 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006:

                                            REMAINING
                                   TOTAL      2003      2004      2005      2006
                                ------------------------------------------------
Interest expense savings. . .   $   6,585   $ 1,085   $ 2,392   $ 2,695   $  413

     EQUITY IN LOSSES OF CHOICEPARTS. We recorded a loss of $0.3 million for the six months ended June 30, 2002 related to our 27.5% share of the income (losses) in ChoiceParts compared to a nominal profit for the same period this year as ChoiceParts has been operating essentially at a break-even level.

     INCOME TAXES. Income taxes increased from a provision of $6.5 million for the six months ended June 30, 2002 to $7.0 million for the six months ended June 30, 2003 as income before income taxes increased period over period. However as a percentage of income before income taxes, the provisions have remained stable at approximately 38%.

OUTLOOK

     As part of our second quarter earnings release, we provided updated guidance for the third quarter and the remainder of 2003.

     Revenue for the third quarter and full year are expected to grow in the low-single digit range versus our prior guidance for the full year of mid-single digit growth.

     Operating income for the remaining quarters of 2003 is expected to be in the $10-$11 million range per quarter. Operating income for the full year 2003 is expected to be in the $39-$42 million range, which is down from prior guidance of $40-$43 million range due to the $1.1 million restructuring charge recorded during the second quarter of 2003.

     The earnings per share ("EPS") target range for the third quarter is expected to be in the $0.23 to $0.25 per share range. Including the $0.02 per share restructuring charge recorded in the second quarter of 2003. EPS for the full-year is expected to be in the $0.88 to $0.92 per share range, down from our prior guidance of $0.92 to $0.96 per share range. We continue to use a fully diluted base of 27.7 million shares in our EPS calculation.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2003, net cash provided by operating activities was $7.4 million. Proceeds received from the repayment of notes due from the Chief Executive Officer and Chairman of the Board were $1.5 million and proceeds received from the exercise of stock options were $0.9 million. We used $13.2 million to complete the acquisition of Comp-Est during the first quarter of 2003, and used $1.9 million for the purchase of equipment and software.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in capital equipment and potential funding requirements for our ChoiceParts investment and other business development activities. We have the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's Pathways service. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenue. Management believes that cash flows from operations and the available borrowing capacity under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      In 2000, we received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $0.2 million to exercise options granted to him by the Company. In 2002, we received a promissory note from the same officer in the amount of $1.2 million for the purchase of 192,000 treasury shares at a price of $6.25 per share. The promissory notes accrued interest at 6.75% and matured in January 2007. During the second quarter of 2003, both notes, along with accrued interest, were repaid in full. As of June 30, 2003, there were no notes receivable from any officers.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations under capital leases and operating leases are as follows (in thousands):

                           REMAINING
                    TOTAL    2003       2004     2005     2006    2007  THEREAFTER
                  ----------------------------------------------------------------
Capital lease. .  $    411     269       142        -        -       -        -
Operating leases  $ 36,982   6,637    12,240   10,542    2,668   2,529    2,366
                  ----------------------------------------------------------------
Total. . . . . .  $ 37,393  $6,906   $12,382  $10,542   $2,668  $2,529   $2,366
                  ================================================================

     In addition to the initial contribution paid to acquire the interest in ChoiceParts, we initially committed to fund an additional $5.5 million to ChoiceParts based on our pro-rata ownership percentage. Approximately $1.7 million of the original commitment was still outstanding as of June 30, 2003 and there are no specific plans to fund this commitment at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has an investment in an unconsolidated entity. As the Company does not control or manage this entity, its disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     As  of  June  30,  2003, the end of the quarter covered by this report, the
Company   carried  out  an  evaluation,  under  the  supervision  and  with  the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information provided in Note 9 to the financial statements contained in
Part  I  of  this  Form  10-Q  is  incorporated  herein  by  reference.

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

    On July 3, 2003, Mitchell filed an answer to the lawsuit, denying that it is infringing the '169 Patent. Mitchell also seeks a declaration from the Court that the '169 Patent is invalid.

    Discovery in the case is in its very early stages and a trial date has not yet been set for the matter by the Court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the stockholders of the Registrant was held on May 20, 2003.

     (b) The directors listed in the Registrant's Proxy Statement dated April 21, 2003, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

          Director                    For       Withheld
          -----------------------  ----------  ---------
          Morgan W. Davis . . . .  22,340,134    997,009
          Michael R. Eisenson . .  22,545,404    791,739
          Thomas L. Kempner . . .  22,723,154    613,989
          Githesh Ramamurthy. . .  22,676,955    660,188
          Mark A. Rosen . . . . .  22,543,280    793,863
          Herbert S. Winokur, Jr.  22,292,935  1,044,208

     Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 22,822,034 for, 506,770 against and 8,339 withheld.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11      Statement  Re: Computation of Per Share Earnings

          31.1    Rule 13a-14(a) Certification of Chief Executive Officer

          31.2    Rule 13a-14(a) Certification of Chief Financial Officer

          32.1 Section 1350 Certifications of Chief Executive and Financial Officers

     (b)  Reports on Form 8-K:

          We filed a Current Report on Form 8-K on April 23, 2003 to report the Company filed a complaint against Mitchell International, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division).

          We filed a Current Report on Form 8-K on April 23, 2003 to report the issuance of a press release commenting on the first fiscal quarter ended March 31, 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2003                     CCC  Information  Services  Group Inc.


                                          By: /s/ Githesh Ramamurthy
                                              -----------------------
                                          Name:   Githesh Ramamurthy
                                          Title:  Chairman and
                                                    Chief Executive Officer

                                          By: /s/ Reid E. Simpson
                                              -----------------------
                                          Name:   Reid E. Simpson
                                          Title:  Executive Vice President and
                                                    Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION                                                                PAGE
-----------  ------------------------------------------------------------------------- ------

11           Computation of Per Share Earnings                                           E-2

31.1         Rule 13a-14(a) Certification of Chief Executive Officer                     E-3

31.2         Rule 13a-14(a) Certification of Chief Financial Officer                     E-4

32.1         Section 1350 Certifications of Chief Executive and Financial Officers       E-5
