Form 10-Q
period 2003-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2003-10-29
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     As of October 29, 2003, 26,324,318 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.




                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations. . . . . . . . . . .   1

                Consolidated Interim Balance Sheets. . . . . . . . . . . . . . . .   2

                Consolidated Interim Statements of Cash Flows. . . . . . . . . . .   3

                Notes to Consolidated Interim Financial Statements . . . . . . . .   4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk . . . .  20

Item 4.         Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  21


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 2.         Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  22

Item 3.         Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  22

Item 4.         Submission of Matters to a Vote of Security Holders. . . . . . . .  22

Item 5.         Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  22

                SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                   ----------------------------------------
                                                      2003      2002       2003       2002
                                                   ----------------------------------------

Revenues. . . . . . . . . . . . . . . . . . . . .  $48,621   $47,797   $144,450   $143,475
Expenses:
 Production and customer support. . . . . . . . .    8,279     6,702     23,377     21,412
 Commissions, royalties and licenses. . . . . . .    3,184     2,767      8,614      7,758
 Selling, general and administrative. . . . . . .   16,699    19,635     52,415     58,370
 Depreciation and amortization. . . . . . . . . .    1,944     2,295      5,888      7,147
 Product development and programming. . . . . . .    7,838     7,242     23,690     21,222
 Restructuring charges. . . . . . . . . . . . . .        -       869      1,061        869
                                                   ----------------------------------------
Total operating expenses. . . . . . . . . . . . .   37,944    39,510    115,045    116,778

Operating income. . . . . . . . . . . . . . . . .   10,677     8,287     29,405     26,697

Interest expense. . . . . . . . . . . . . . . . .     (169)     (160)      (556)      (556)
Other income, net . . . . . . . . . . . . . . . .       45        76        201        286
CCC Capital Trust minority interest expense . . .        -      (475)         -     (1,384)
Equity in income (loss) of ChoiceParts investment     (150)       47       (144)      (295)
                                                   ----------------------------------------
Income before income taxes. . . . . . . . . . . .   10,403     7,775     28,906     24,748

Income tax provision. . . . . . . . . . . . . . .   (4,052)     (754)   (11,090)    (7,215)
                                                   ----------------------------------------

Income from continuing operations . . . . . . . .    6,351     7,021     17,816     17,533
Income from discontinued operations,
   net of  income taxes . . . . . . . . . . . . .        -       354          -        354
                                                   ----------------------------------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 6,351   $ 7,375   $ 17,816   $ 17,887
                                                   ========================================

PER SHARE DATA:

Income per common share- basic from:
  Continuing operations . . . . . . . . . . . . .  $  0.24   $  0.27   $   0.68   $   0.68
  Discontinued operations . . . . . . . . . . . .  $     -   $  0.01   $      -   $   0.01
                                                   ----------------------------------------
Income per common share - basic . . . . . . . . .  $  0.24   $  0.28   $   0.68   $   0.69
                                                   ========================================

Income per common share- diluted from:
  Continuing operations . . . . . . . . . . . . .  $  0.23   $  0.26   $   0.65   $   0.65
  Discontinued operations . . . . . . . . . . . .  $     -   $  0.01   $      -   $   0.01
                                                   ----------------------------------------
Income per common share - diluted . . . . . . . .  $  0.23   $  0.27   $   0.65   $   0.66
                                                   ========================================

Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . .   26,256    25,873     26,210     25,800
 Diluted. . . . . . . . . . . . . . . . . . . . .   27,484    26,904     27,621     26,912


  The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                                 2003         2002
                                                                                            ---------------------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    17,691     $    20,200
Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,008               -
Accounts receivable (net of allowances of $2,845 and $2,313 at September 30,
     2003 and December 31, 2002, respectively). . . . . . . . . . . . . . . . . . . . . . .      11,998          10,281
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,630           8,499
                                                                                            ---------------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,327          38,980

Property and equipment (net of accumulated depreciation of $35,209 and
   $29,815 at September 30, 2003 and December 31, 2002, respectively) . . . . . . . . . . .      11,927          12,407
Intangible assets (net of accumulated amortization of $500 at September 30, 2003) . . . . .       2,367               -
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,545           4,896
Deferred income taxes (net of valuation allowance of $11,599 at September 30, 2003
   and December 31, 2002) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,869          10,454
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         142             479
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         685             627
                                                                                            ---------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    85,862     $    67,843
                                                                                            ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     7,886     $    8,424
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,902         25,441
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,615          2,568
Current portion of deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,648          6,503
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         225            488
                                                                                            ---------------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40,276         43,424
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,217          3,235
                                                                                            ---------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,493         46,659
                                                                                            ---------------------------

Common stock ($0.10 par value, 40,000,000 shares authorized, 26,295,926 and 26,074,889 shares outstanding at September 30, 2003 and December 31,
 2002, respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,026          3,005
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     130,608        128,766
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (45,062)       (62,878)
Notes receivable from officer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         (1,506)
Treasury stock, at cost (4,094,665 common shares in treasury at
   September 30, 2003 and December 31, 2002). . . . . . . . . . . . . . . . . . . . . . . .     (46,203)       (46,203)
                                                                                            ---------------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,369         21,184
                                                                                            ---------------------------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . $    85,862     $   67,843
                                                                                            ===========================

              The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      --------------------------
                                                                                           2003          2002
                                                                                      --------------------------

Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   17,816    $   17,887
    Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, net of income taxes  s . . . . . . . . . .           -          (354)
      Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,061           869
      Equity in net losses of ChoiceParts . . . . . . . . . . . . . . . . . . . . . .         144           295
      Depreciation and amortization of property and equipment . . . . . . . . . . . .       5,388         7,147
      Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . .         500             -
      CCC Capital Trust minority interest expense . . . . . . . . . . . . . . . . . .           -         1,384
      Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . .         585        11,319
      Compensation expense related to restricted stock. . . . . . . . . . . . . . . .           5             -
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80           341
  Changes in:
      Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (658)       (1,168)
      Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         265        (1,617)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (393)         (321)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (58)          288
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (593)       (1,594)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,511)       (1,763)
      Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,352         4,594
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         (62)            -
      Current portion of deferred revenues. . . . . . . . . . . . . . . . . . . . . .         934          (394)
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (949)       (1,276)
                                                                                      --------------------------
  Net cash provided by operating activities:
      Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,906        35,637
      Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            10
                                                                                      --------------------------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .      19,906        35,647
                                                                                      --------------------------
Investing Activities:
      Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,828)       (4,981)
      Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          (275)
      Acquisition of Comp-Est, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .     (13,205)            -
      Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . .      (7,008)            -
                                                                                      --------------------------
  Net cash used for investing activities. . . . . . . . . . . . . . . . . . . . . . .     (25,041)       (5,256)
                                                                                      --------------------------
Financing Activities:
      Principal repayments on long-term debt. . . . . . . . . . . . . . . . . . . . .           -       (28,500)
      Proceeds from borrowings on long-term debt. . . . . . . . . . . . . . . . . . .           -        22,000
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . .       1,185         1,270
      Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . .         294           284
      Payment of principal and interest on notes receivable from officer. . . . . . .       1,506             -
      CCC Capital Trust note interest payment . . . . . . . . . . . . . . . . . . . .           -        (1,103)
      Principal repayments of capital lease obligations . . . . . . . . . . . . . . .        (359)         (310)
      Principal repayments on short term note . . . . . . . . . . . . . . . . . . . .           -          (588)
                                                                                      --------------------------
  Net cash provided by (used for) financing activities. . . . . . . . . . . . . . . .       2,624        (6,947)
                                                                                      --------------------------
  Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . . . .      (2,509)       23,444
      Cash and cash equivalents:
      Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,200           766
                                                                                      --------------------------
      End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   17,691    $   24,210
                                                                                      ==========================
Supplemental Disclosure:
  Cash paid:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      176             -
      Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    9,096    $    7,411

              The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC" and together with CCCG, collectively referred to as the "Company" or "we"). We employed 872 full-time employees at September 30, 2003, compared to 824 at this time in 2002. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claims and vehicle restoration process. Our principal products and services are Pathways collision estimating software, which provides our customers with access to various automobile information databases and claims management software and CCC Valuescope Claim Services, formerly known as our Total Loss Valuation Service ("CCC Valuescope").

     As of September 30, 2003, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated interim financial statements as of and for the nine months ended September 30, 2003 and 2002 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC").

     Our  consolidated  financial  statements  are  prepared  in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require that we make certain estimates, judgments and assumptions. We believe that our estimates, judgments and assumptions are reasonable based on information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Earnings Per Share Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three and nine month periods ended September 30, 2003, options and warrants to purchase a weighted average number of 705,544 and 434,280 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the periods.

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

     In accordance with the interim disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123", the pro forma effect on our net income had compensation expense been recorded for the third quarter of fiscal 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 --------------------------------------------
                                     2003        2002        2003        2002
                                 --------------------------------------------
Net income:
 As reported. . . . . . . . . .  $  6,351    $  7,021    $ 17,816    $ 17,533
 Pro forma. . . . . . . . . . .  $  5,600    $  6,397    $ 15,936    $ 15,915
Per share net income - basic:
 As reported. . . . . . . . . .  $   0.24    $   0.27    $   0.68    $   0.68
 Pro forma. . . . . . . . . . .  $   0.21    $   0.25    $   0.61    $   0.62
Per share net income - diluted:
 As reported. . . . . . . . . .  $   0.23    $   0.26    $   0.65    $   0.65
 Pro forma. . . . . . . . . . .  $   0.20    $   0.24    $   0.58    $   0.59

Assumptions used:
 Volatility . . . . . . . . . .      73.5 %      74.2 %      73.5 %      74.2 %
 Risk free rate . . . . . . . .       2.8 %       2.6 %       2.8 %       2.6 %
 Expected option life . . . . .       5.5 yrs     5.5 yrs     5.5 yrs     5.5 yrs
 Dividend yield . . . . . . . .         -           -           -           -

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of our common stock at the date of grant, volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by us are indicated above.

Goodwill

     The excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is capitalized and reviewed for impairment on at least an annual basis. In addition, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, we perform an analysis of undiscounted future cash flows to determine whether recorded amounts are impaired. As of September 30, 2003, no such impairment existed.

     The goodwill balance as of September 30, 2003 was $15.5 million. The unamortized balance from the 1988 acquisition that included the CCC Valuescope service is $4.9 million and the remaining balance of $10.6 million represents the goodwill from the Comp-Est acquisition completed during February 2003. See
Note  3,  "Acquisition".

Contingencies

     In the normal course of business, we are subject to various proceedings, lawsuits, claims and other matters. We believe the amounts provided in the consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and reasonably estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters will not exceed the amounts reflected in the consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 2003 cannot currently be reasonably determined.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") . 46, "Consolidation of Variable Interest
Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities.

     The provisions of this interpretation were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the interpretation was initially effective beginning on July 1, 2003 for calendar-year companies. On October 9, 2003, however, the FASB issued FASB Staff Position No. FIN 46-6 which deferred the effective date of FIN 46 for VIEs that existed prior to February 1, 2003 until December 31, 2003 for calendar-year companies. The FASB continues to deliberate FIN 46, including the impact of kick-out rights to a decision maker. As of the date of this report, it is unclear what effect, if any, the modifications will have onCCC's implementation of FIN 46.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after September 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations or our financial position.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The effective date of this Statement has been deferred.

NOTE 3 - ACQUISITION

     On February 26, 2003, we acquired Comp-Est, Inc. ("Comp-Est") from the Motor Information Systems Division of Hearst Business Publishing, Inc. ("Hearst"). Immediately prior to our acquisition of the assets of Comp-Est from Hearst, Hearst acquired the selected net assets from Comp-Est pursuant to an Option and Acquisition Agreement, dated February 6, 1998, by and among Hearst, Comp-Est and the Comp-Est stockholders named therein. Comp-Est is based in Columbus, Ohio and provides automotive estimating software applications to primarily single-location repair facilities. With the acquisition, we gained the opportunity to serve over 5,000 additional customers in one of the fastest growing segments of the marketplace and can offer a broader suite of electronic estimating and other tools to all types of collision-repair businesses.

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

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

                                     FEBRUARY 26,
                                         2003
                                     ------------

        Current assets. . . . . . . $         246
        Property and equipment. . .            86
        Intangible assets . . . . .         2,867
        Goodwill. . . . . . . . . .        10,649
                                     ------------
          Total assets acquired . .        13,848

        Current liabilities . . . .           450
                                     ------------
          Net . . . . . . . . . . . $      13,398
                                     =============

     Intangible assets include $1.9 million for customer relationships and $0.7 million for acquired software, both of which are being amortized on a straight-line basis over a period of 3 years. Also included in intangible assets, is a trademark valued at $0.3 million that is not being amortized.

NOTE 4 - SHORT-TERM INVESTMENTS

     During the quarter ended September 30, 2003 we purchased short-term investments, which are investments with maturities longer than 90 days but shorter than 12 months. As of the end of the quarter the held-to-maturity securities, recorded at cost, consisted of the following:

                                 SEPTEMBER 30,   DECEMBER 31,
                                     2003           2002
                                 ----------------------------

Commercial paper. . . . . . .    $     5,008     $        -
Certificates of deposit . . .          2,000              -
                                 ----------------------------
Total . . . . . . . . . . . .    $     7,008     $        -
                                 ============================

NOTE 5 - INVESTMENT IN CHOICEPARTS

     In 2000, we formed a new independent company, ChoiceParts, LLC ("ChoiceParts"), with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company. ChoiceParts operates an electronic parts exchange for the auto parts marketplace for franchised auto retailers, collision repair facilities and other parts suppliers. We have a 27.5% equity interest in ChoiceParts, which is accounted for under the equity method. Based on the nature of our investment, we have recorded a deferred income tax benefit on our share of the losses.

     Summary financial information for ChoiceParts is as follows (in thousands):

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 ---------------------------------------------
                                     2003       2002         2003        2002
                                 ---------------------------------------------

Revenues . . . . . . . . . . .   $  2,604   $  3,518     $  8,582   $  10,786
                                 =============================================
Income (loss) from operations.   $   (298)  $    211     $   (294)  $  (1,087)
                                 =============================================
Net income (loss). . . . . . .   $   (298)  $    221     $   (318)  $  (1,065)
                                 =============================================

NOTE 6 - OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2003             2002
                                                                 -----------------------------
Insurance reimbursement for litigation settlement. . . . . . . . $     2,000      $     2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . . . .       1,887            1,966
Prepaid equipment maintenance. . . . . . . . . . . . . . . . . .       1,101              911
Income tax receivable - research and experimentation credits . .         951            1,125
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . . . .         707              673
Income tax receivable - State. . . . . . . . . . . . . . . . . .         458              549
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,526            1,275
                                                                 -----------------------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     8,630      $     8,499
                                                                 =============================

     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement. See Note 12, "Legal Proceedings" for discussion of the charge.

NOTE 7 - OTHER ASSETS

     Other assets as of September 30, 2003 included approximately $0.3 million of interest bearing demand notes. The notes were issued by a third party software development company with which we are currently in discussions to establish a formal research and development arrangement.

NOTE 8 - ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                              SEPTEMBER 30,   DECEMBER 31,
                                  2003           2002
                              ----------------------------

Litigation settlements . . .  $    6,685        $    7,074
Compensation . . . . . . . .       6,336            10,781
Health insurance . . . . . .       1,473             1,041
Sales tax. . . . . . . . . .         947             1,103
Professional fees. . . . . .         925             1,389
Restructuring charges. . . .         900             1,159
Office space expenses. . . .         687               693
Conferences. . . . . . . . .         362               422
Other, net . . . . . . . . .       1,587             1,779
                              ----------------------------
Total. . . . . . . . . . . .  $   19,902        $   25,441
                              ============================

NOTE 9 - OTHER LIABILITIES

     Other liabilities consisted of the following (in thousands):

                      SEPTEMBER 30,   DECEMBER 31,
                         2003           2002
                      ---------------------------

Deferred rent . . . . $   1,967        $   1,987
Other, net. . . . . .     1,248            1,235
                      ---------------------------
Total . . . . . . . . $   3,215        $   3,222
                      ===========================

NOTE 10 - INCOME TAXES

     During 2002, we filed amended returns to claim research and experimentation tax credits. Included in other current assets as of September 30, 2003 is a refund of $0.9 million of the expected credit as well as $0.5 million of expected state tax refunds. During the second quarter of 2003, we received $0.2 million of the expected research and experimentation tax credit.

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2003            2002
                                                   -----------------------------
                                                            (IN THOUSANDS)

Income tax receivable . . . . . . . . . . . . . .  $      1,409     $     1,674

Deferred income tax assets. . . . . . . . . . . .  $     21,468     $    22,053
Valuation allowance . . . . . . . . . . . . . . .       (11,599)        (11,599)
                                                   -----------------------------
Total deferred income tax asset . . . . . . . . .         9,869          10,454
                                                   -----------------------------
Total income tax assets, current and non-current.  $     11,278     $    12,128
                                                   =============================
Total current income taxes payable. . . . . . . .  $      3,615     $     2,568
                                                   =============================

NOTE 11 - RESTRICTED STOCK

     During the third quarter of 2003, the Company issued, as compensation, a total of 8,000 shares of restricted stock, under the 2000 Stock Incentive Plan, with a fair market value of $14.93 per share to two members of the Audit Committee of the Board of Directors, each of whom received 4,000 shares. The shares vest over a period of four years from issuance, although accelerated vesting is provided in certain instances. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. A third member of the audit committee will receive compensation in the form of cash. Total compensation expense recognized for the quarter ended September 30, 2003, was approximately five thousand dollars.

NOTE 12 - LEGAL PROCEEDINGS

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, the Company has pending against it certain putative class action suits and individual actions raising issues regarding the use of the Company's CCC Valuescope valuation service by its insurance company customers. Many of these lawsuits are brought by the same group of plaintiffs' attorneys. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as well as the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, and June 30, 2003.

     In GIBSON v. ORIONAUTO, GUARANTY NATIONAL INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15082 (filed October 20, 1999 in the Circuit Court of Cook County, Illinois), the plaintiff agreed to non-suit the case, and on September 16, 2003, the court entered an agreed order dismissing the case without prejudice.

     In HUTCHINSON v. ALLSTATE INSURANCE COMPANY, BRANCH BANKING & TRUST COMPANY, SADISCO CORPORATION and CCC INFORMATION SERVICES INC., Civil Action No. 02VS027697-C (filed January 18, 2002 in the State Court of Fulton County, Georgia), on October 3, 2003, the court entered an order granting CCC's motion to dismiss and dismissing the plaintiff's claims against CCC with prejudice.

     In three separate putative class action cases pending before a single judge of the State Court of Fulton County, Georgia, entitled McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., and CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000); DASHER v. ATLANTA CASUALTY CO. and CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed June 16, 2000); and WALKER
v. STATE FARM MUTUAL AUTOMOBILE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000), on October 10, 2003, the court ordered granted CCC's motion to dismiss and ordered that plaintiffs' claims against CCC would be dismissed with prejudice.

     In September of 2003, the group of plaintiffs' lawyers who previously filed lawsuits against CCC in the Circuit Court of Madison County, Illinois, filed two
(2) additional putative class action lawsuits there. They are captioned as follows: KMUCHA v. COLONIAL PENN INSURANCE a/k/a GE PROPERTY AND CASUALTY INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 03 L 1267 (filed September 18, 2003); and JACKSON v. ATLANTA CASUALTY COMPANY and INFINITY PROPERTY & CASUALTY CORPORATION and CCC INFORMATION SERVICES INC., Case No. 03 L 1266 (filed September 18, 2003). Each plaintiff alleges that his/her insurance company, using a valuation prepared by CCC, offered an inadequate amount for his/her automobile. Each plaintiff seeks to represent a nationwide class of the customers of the insurance company that is the defendant in that case who, during the period from September 18, 1993, up to the date of trial, had their total loss claims settled using a valuation report prepared by CCC. Each plaintiff asserts various common law and contract claims against the defendant insurance companies and various common law claims against CCC. Each plaintiff seeks an unspecified amount of compensatory and punitive damages, as well as an award of attorney's fees and costs.

     CCC intends to vigorously defend its interests in all of the above-described lawsuits. Due to the numerous legal and factual issues that must be resolved during the course of the litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC were held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations.

     During the fourth quarter of 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward an anticipated settlement of potential claims arising out of approximately 30 percent of the Company's CCC Valuescope transaction volume for the period covered by the lawsuits. As of September 30, 2003, the Company believes that the charge recorded is an appropriate estimate for the settlement of the claims covered by the anticipated settlement. As additional information is gathered and the litigations (both those covered by the anticipated settlement, as well as others) proceed, CCC will continue to assess its potential impact.

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

      CCC VALUESCOPE VALUATION SERVICES. Our CCC Valuescope Valuation Services products are used primarily by automobile insurance companies in processing claims involving vehicles that have been heavily damaged or stolen. In cases where the insurance company declares a vehicle to be a "total loss" (typically when the cost to repair exceeds 70% to 90% of a vehicle's value), CCC Valuescope Valuation Services provides the insurer with the local market value of the vehicle to assist the insurer in processing the claim. Commercial and Recreational Vehicle Valuation Services is our CCC Valuescope Valuation Services for specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

     WORKFLOW PRODUCTS. This suite includes the following products and services:

          - EZNet Communications Network, a secure network that allows clients to communicate estimates and claim information electronically.

          - Pathways Appraisal Quality Solution (QAAR Plus), which allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, Pathways Appraisal Quality Solution allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company.

          - CCC Autoverse, our web-based open workflow solution that allows for the exchange of claims information derived from using
               Pathways products as well as other established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. Our CCC Autoverse products permit the free-flow of communication between those who write damage estimates and the insurers who process claims.

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

     On July 22, 2003, the Court in the above-captioned action entered an order preliminarily enjoining implementation and enforcement of the new California regulations, pending a resolution of the case on the merits. Thus, the new regulations did not go into effect on July 23, 2003. The Company is not able to predict when the case will be resolved on the merits or whether the new regulations will or will not take effect in whole or in part. In the event that the new California regulations are eventually implemented, the Company will modify its methodology to be in compliance with those regulations.

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

RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2003
              COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     Operating Income. Operating income increased quarter-over-quarter from 2002 to 2003 by $2.4 million, to $10.7 million, due to an increase in revenues of $0.8 million and a decrease in operating expenses of $1.6 million. Operating expenses for the quarter ended September 30, 2002 included a restructuring charge of $0.9 million related to excess office space. Our operating margin (operating income as a percentage of revenue) was 22.0%, for the quarter ended September 30, 2003 compared to 17.3% for the same quarter in 2002, which included the restructuring charge mentioned above.

     Revenues. Revenues for each of our products and services suites are as follows (dollars in thousands):

                                 THREE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------
                                       2003              2002
                                ---------------------------------

Pathways. . . . . . . . . .     $ 29,504   60.7%  $ 29,419   61.5%
CCC Valuescope. . . . . . .       10,720   22.0     11,262   23.6
Workflow Products . . . . .        6,645   13.7      5,332   11.2
Information Services. . . .          445    0.9        288    0.6
Other Products and Services        1,307    2.7      1,496    3.1
                                ---------------------------------
Total . . . . . . . . . . .     $ 48,621  100.0%  $ 47,797  100.0%
                                =================================

     Revenues from our Pathways suite for the quarter ended September 30, 2003 were relatively flat compared to the third quarter of 2002. The automotive channel continued to be the key growth driver in this suite for the quarter, as first, CCC Pathways and digital imaging sales in this channel remained strong and second, we are benefiting from our first quarter 2003 acquisition of Comp-Est. The insurance channel revenue continued to be down versus the prior year primarily due to lost volume from the same customer mentioned in the Form 10-Q for the quarter ended June 30, 2003. However, renewal rates remain strong with our existing customers and we are seeing increased demand in the mid-market.

     Revenues from our vehicle valuation services, CCC Valuescope, decreased in the third quarter of 2003 by $0.5 million, or 4.8%, compared to the third quarter of last year. The year over year decline is primarily a result of lost business, driven by a number of issues, including the decision by one of our larger customers to transition most of its valuation services to an in-house solution during late 2002.

     Revenues from our workflow suite increased by $1.3 million, or 24.6%, over the prior year. The adoption of CCC Autoverse continues to drive this suite's growth. We continue to focus on the implementation and acceptance process with our customers to help accelerate this suite's revenue growth.

     The decrease in revenue from our other products and services of $0.2 million, or 12.6%, was mainly attributable to a decrease in the number of hardware units leased as customers are opting to purchase their own hardware.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------
                                                   2003              2002
                                            ----------------------------------

Revenues. . . . . . . . . . . . . . . . .   $ 48,621  100.0%  $ 47,797  100.0%

Production and Customer Support . . . . .      8,279   17.0      6,702   14.0
Commissions, Royalties and Licenses . . .      3,184    6.6      2,767    5.8
Selling, General and Administrative . . .     16,699   34.3     19,635   41.1
Depreciation and Amortization . . . . . .      1,944    4.0      2,295    4.8
Product Development and Programming . . .      7,838   16.1      7,242   15.2
Restructuring Charges . . . . . . . . . .          -      -        869    1.8
                                            ----------------------------------
Total Operating Expenses                    $ 37,944   78.0%  $ 39,510   82.7%
                                            ==================================

     Production and Customer Support. Production and customer support expenses increased by $1.6 million, or 23.5%, due to increased costs associated with the Comp-Est business and investment in our technical support area to move to a universal service representative model.

     Commission, Royalties and Licenses. Commission, royalties and licenses expenses increased by $0.4 million, or 15.1%, due to license fees related to the Comp-Est revenues.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $2.9 million, or 15.0%, primarily as a result of our continued focus on controlling expenses, specifically in the management information systems area as well as certain incentive compensation costs tied to business performance. We continued to take cost reduction initiatives in our management information systems group, which included among other initiatives, consolidation of our data center operations by entering into a new contract. These savings were partially offset by operating expenses related to Comp-Est.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.4 million, or 15.3%, as a result of fewer investments in internal-use software and customer leased computer equipment as well as using fully amortized software.

     Product Development and Programming. Product development and programming expenses increased by $0.6 million, or 8.2%, due primarily to development projects related to our existing workflow and information products, as well as work being done under a new multi-customer contract.

     Restructuring Charges. During the third quarter of 2002, the Company recorded an additional charge of $0.9 million to revise the original expected future sublease income from $3.2 million to $2.3 million as a result of the weak conditions of the real estate market at that time. During the second quarter of 2003, the Company recorded a charge of $1.1 million to revise the expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     Minority Interest Expense. The interest recorded for the third quarter of 2002 of $0.5 million was associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P ("Capricorn"). The minority interest expense represented Capricorn's share of CCC Trust's income. In October 2002, we purchased the outstanding Trust Preferred Securities from Capricorn and, as a result, do not have any interest expense relating to these securities beyond October 2002. Assuming the Trust Preferred Securities had not been repurchased early, the following is our estimate (in thousands) of the amount of minority interest expense that would have been incurred in the years 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006:

                                           REMAINING
                                  TOTAL      2003     2004     2005     2006
                              ----------------------------------------------

Interest expense savings. . .   $ 6,051    $  551  $ 2,392  $ 2,695   $  413
                              ==============================================

     Income Taxes. Income taxes increased from a provision of $0.8 million for the third quarter of 2002 to a provision of $4.1 million for the third quarter of 2003 due to income before income taxes increasing quarter-over-quarter and a $2.0 million research and experimentation tax credits being recorded in the third quarter of 2002.

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     Operating Income. Operating income increased period over period from 2002 to 2003 by $2.7 million, to $29.4 million, due to an increase in revenues of $1.0 million and a decrease in operating expenses of $1.7 million. Operating expenses for the periods ended September 30, 2003 and September 30, 2002 included restructuring charges of $1.1 million and $0.9 million, respectively, related to excess office space. Including the restructuring charges in both periods, our operating margin (operating income as a percentage of revenue) increased to 20.4%for the nine months ended September 30, 2003 compared to 18.6% for the same period in 2002.

     Revenues. Revenues for each of our products and services suites are as follows (dollars in thousands):

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------
                                       2003              2002
                                -----------------------------------

Pathways. . . . . . . . . .     $  88,018   60.9%  $  87,131   60.7%
CCC Valuescope. . . . . . .        31,655   21.9      34,099   23.8
Workflow Products . . . . .        19,645   13.6      16,337   11.4
Information Services. . . .         1,239    0.9         858    0.6
Other Products and Services         3,893    2.7       5,050    3.5
                                -----------------------------------
Total . . . . . . . . . . .     $ 144,450  100.0%  $ 143,475  100.0%
                                ===================================

     Revenues from our Pathways suite increased for the nine months ended September 30, 2003 by $0.9 million, or 1.0%, compared to the same period in 2002. The automotive channel continued to be the key growth driver in this suite for the nine months ended September 30, 2003, as first, CCC Pathways and digital imaging sales in this channel remained strong and second, we are benefiting from our first quarter 2003 acquisition of Comp-Est. The insurance channel revenue continued to be down versus the prior year primarily due to lost volume from the same customer mentioned in the Form 10-Q for the quarter ended June 30, 2003. However, renewal rates remain strong with our existing customers and we are seeing increased demand in the mid-market.

     Revenues from our CCC Valuescope suite decreased for the nine months ended September 30, 2003 compared to the same period of 2002 by $2.4 million, or 7.2%. The year over year decline is primarily a result of lost business, driven by a number of issues, including the decision by one of our larger customers to transition most of its valuation services to an in-house solution during late 2002. We have seen customers move to other providers for a variety of reasons, including workflow issues, where certain customers using a competitive estimating platform have decided to switch to the competitor's valuation product. Revenues for this suite were also impacted by the downward industry trends in claim volume experienced during the first half of the year, compared to the prior year. However, the industry trends in claim volume have not had a material impact on the third quarter of 2003 compared to 2002. In other cases, regulatory issues have come into play, as well as industry consolidation of the customer base. We have been proactive in addressing the regulatory concerns that have arisen and in working with state regulators to resolve those concerns. We also continue to pursue settlement of the outstanding litigation related to this product.

     Revenues from our workflow suite increased by $3.3 million, or 20.2%, from the nine months ended September 30, 2002 to the same period of 2003. The adoption of CCC Autoverse continues to drive this suite's growth. We continue to focus on the implementation and acceptance process with our customers to help accelerate this suite's revenue growth.

     Revenues from our Information Services suite increased from the nine months ended September 30, 2002 to the same period of 2003 by $0.4 million, or 44.4%, due to an increased number of subscriptions and at a more favorable price.

     The decrease in revenues from our other products and services of $1.2 million, or 22.9%, from the nine months ended September 30, 2002 to the same period of 2003 was mainly attributable to a decrease in the number of hardware units leased as customers are opting to purchase their own hardware.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------
                                                  2003              2002
                                          -----------------------------------

Revenues . . . . . . . . . . . . . . . .  $ 144,450  100.0%  $ 143,475  100.0%

Production and Customer Support. . . . .     23,377   16.2      21,412   14.9
Commissions, Royalties and Licenses. . .      8,614    6.0       7,758    5.4
Selling, General and Administrative. . .     52,415   36.3      58,370   40.7
Depreciation and Amortization. . . . . .      5,888    4.1       7,147    5.0
Product Development and Programming. . .     23,690   16.4      21,222   14.8
Restructuring Charges. . . . . . . . . .      1,061    0.7         869    0.6
                                          -----------------------------------
Total Operating Expenses . . . . . . . .  $ 115,045   79.7%  $ 116,778   81.4%
                                          ===================================

     Production and Customer Support. Production and customer support expenses increased by $2.0 million, or 9.2%, due to increased costs associated with the Comp-Est business and investment in our technical support area to move to a universal service representative model.

     Commission, Royalties and Licenses. Commission, royalties and licenses expenses increased by $0.9 million, or 11.0 %, due to license fees related to the Comp-Est revenues.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $6.0 million, or 10.2%, primarily as a result of our continued focus on controlling expenses, specifically in the management information systems area as well as certain incentive compensation costs tied to business performance. We continued to take cost reduction initiatives in our management information systems group, which included among other initiatives, consolidation of our data center operations by entering into a new contract. These savings were partially offset by operating expenses related to Comp-Est.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by $1.3 million, or 17.6%, as a result of fewer investments in internal-use software and customer leased computer equipment as well as using fully amortized software.

      Product Development and Programming. Product development and programming expenses increased by $2.5 million, or 11.6%, due primarily to development projects related to our existing workflow and information products, as well as work being done under a new multi-customer contract.

     Restructuring Charges. During the third quarter of 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     Minority Interest Expense. The interest recorded for the nine months ended September 30, 2002 of $1.4 million was associated with the issuance, on February 23, 2001, of the Trust Preferred Securities to Capricorn Investors III, L.P
("Capricorn"). The minority interest expense represented Capricorn's share of CCC Trust's income. In October 2002, we purchased the outstanding Trust Preferred Securities from Capricorn and, as a result, do not have any interest expense relating to these securities beyond October 2002. Assuming the Trust Preferred Securities had not been repurchased early, the following is our estimate (in thousands) of the amount of minority interest expense that would have been incurred in the years 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006:

                                           REMAINING
                                  TOTAL      2003     2004     2005     2006
                              ----------------------------------------------

Interest expense savings. . .   $ 6,051    $  551  $ 2,392  $ 2,695   $  413
                              ==============================================

     Income Taxes. Income taxes increased from a provision of $7.2 million for the nine months ended September 30, 2002 to $11.1 million for the nine months ended September 30, 2003 as income before income taxes increased period over period and a research and experimentation tax credits of $2.0 million being recorded in 2002. Taking into account the tax credits, as a percentage of income before income taxes, the provisions have remained stable at approximately 38%.

OUTLOOK

     As part of our third quarter earnings release, we provided updated guidance for the fourth quarter of 2003 and preliminary guidance for 2004.

     Revenue growth for the fourth quarter is expected to be in the low-single digit range versus the prior year, which would produce full year revenue growth in the low-single digit range as well. Operating income for the fourth quarter should be in-line with the third quarter performance, with operating income for the full year 2003 being in the $39-$41 million range. The earnings per share ("EPS") target range for the full year is expected to be in the $0.89 to $0.91 per share range, using a fully diluted base of 27.6 million shares in our EPS calculation. The range for EPS includes the impact of a $0.02 charge in the second quarter of 2003 for excess real estate.

     Organic revenue growth for 2004 is expected to be in the 3% to 5% range with the Workflow Products suite being the main growth driver. In addition, we anticipate strategic acquisitions in 2004 to further add to top line growth. Earnings are anticipated to grow by 12% to 15% over 2003 results.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2003, net cash provided by operating activities was $19.9 million. Proceeds received from the repayment of notes due from the Chief Executive Officer and Chairman of the Board were $1.5 million and proceeds received from the exercise of stock options were $1.2 million. We used $13.2 million to complete the acquisition of Comp-Est during the first quarter of 2003, $7.0 million to purchase short-term investments and $4.8 million for the purchase of equipment and software.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in capital equipment and other business development activities. Although not currently in a working capital deficit position, we would maintain the ability to operate with a working capital deficit as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's Pathways service. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenue. Management believes that cash flows from operations and the available borrowing capacity under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations under capital leases and operating leases are as follows (in thousands):


                                 REMAINING
                        TOTAL      2003     2004     2005     2006     2007   THEREAFTER
                      ------------------------------------------------------------------

Capital leases . . .  $    287      129      158        -       -         -          -
Operating leases . .  $ 33,799    3,437   12,257   10,542    2,668    2,529      2,366
                      ------------------------------------------------------------------
Total. . . . . . . .  $ 34,086  $ 3,566 $ 12,415 $ 10,542  $ 2,668  $ 2,529    $ 2,366
                      ==================================================================

     In addition to the initial contribution paid to acquire the interest in ChoiceParts, we initially committed to fund an additional $5.5 million to ChoiceParts based on our pro-rata ownership percentage. Approximately $1.7 million of the original commitment was still outstanding as of September 30, 2003 and there are no specific plans to fund this commitment at this time.

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

     As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.


                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information provided in Note 12 to the financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

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

          11      Statement Re: Computation of Per Share Earnings

          31.1    Rule 13a-14(a) Certification of Chief Executive Officer

          31.2    Rule 13a-14(a) Certification of Chief Financial Officer

          32.1 Section 1350 Certifications of Chief Executive and Financial Officers

     (b) Reports on Form 8-K:

               We filed a Current Report on Form 8-K on September 3, 2003 to report the issuance of a press release naming a new member to our board of directors.

               We filed a Current Report on Form 8-K on July 23, 2003 to report the issuance of a press release commenting on the second fiscal quarter ended June 30, 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2003                    CCC Information Services Group Inc.


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

                                       E-1