Form 10-K
period 2003-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2004-02-13
CIK 1017917

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     As of June 30, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $140,760,760, based upon the closing sales price of the registrant's common stock on NASDAQ on such date. For purposes of this calculation, all directors, executive officers and holders of more than 5% of the registrant's outstanding common stock as of such date were deemed to be "affiliates" of the registrant.

     As of February 13, 2004, 26,524,059 shares of the registrant's common stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement.

================================================================================



              CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             1
          Organization                                                        1
          Products and Services                                               2
          Sales and Marketing                                                 6
          Training and Support                                                6
          Customers                                                           6
          ChoiceParts Joint Venture                                           6
          Intellectual Property and Licenses                                  6
          Competition                                                         7
          Regulation                                                          8
          Research and Development                                            9
          Certain Risks Related to our Business                               9
Item 2.  Properties                                                          11
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Security Holders                 12

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            12
Item 6.  Selected Financial Data                                             13
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              14
Item 7A. Quantitative and Qualitative Disclosure About Market Risk           26
Item 8.  Financial Statements and Supplementary Data                         26
Item 9.  Changes in and Disagreements with Auditors on Accounting and
          Financial Disclosure                                               26
Item 9A. Controls and Procedures                                             26

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  27
Item 11. Executive Compensation                                              27
Item 12. Security Ownership of Certain Beneficial Owners and Management      27
Item 13. Certain Relationships and Related Transactions                      27
Item 14. Principal Accounting Fees and Services                              27

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     28

Signatures                                                                   64
Directors and Executive Officers                                             65
Corporate Information                                                        66



FORWARD-LOOKING  STATEMENTS

     In addition to historical facts or statements of current conditions, this Annual Report on Form 10-K for the year ended December 31, 2003 ("Form 10-K") contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects of our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology and insurance industries as well as more specific risks and uncertainties such as those set forth elsewhere in the Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled "Item 1. Business - Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM  1.  BUSINESS

                                  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we". We employed 895 full-time employees at December 31, 2003, compared to 834 at the end of 2002. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process.

     Our principal products and services are CCC Pathways collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC
Valuescope Claim Services ("CCC Valuescope"), formerly known as Total Loss Valuation Services. Revenues from CCC Pathways represented 61.1%, 60.6% and 58.3% of our consolidated revenues for the years ended December 31, 2003, 2002, 2001, respectively. Revenues from CCC Valuescope represented 21.8%, 23.7% and 25.5% of our consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

     As of December 31, 2003, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

     Our principal executive office is located at World Trade Center Chicago, 444 Merchandise Mart, Chicago, Illinois 60654. Our telephone number is (312) 222-4636 and our Internet home page is located at www.cccis.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, are available free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

                              PRODUCTS AND SERVICES

OVERVIEW

     Our products and services fall into five categories or "suites": CCC Pathways, CCC Valuescope, Workflow Products, Information Services and Other Products and Services. Each of these products and services suites is described below. CCC has long been a leader and innovator in the automotive claims and collision repair market. CCC has over 21,000 collision repair-facilities, located in all 50 states, and over 350 insurance company installations in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market leader. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

CCC PATHWAYS

     This  suite  consists  of  our  collision  estimating  products:

     -    CCC Pathways Appraisal Solution (for insurance customers);
     - CCC Pathways Estimating Solution (for collision repair facility customers);
     - CCC Pathways Independent Appraiser Solution (for independent appraisers);
     -    CCC Pathways Digital Imaging;
     -    Recycled Parts Service; and
     -    Comp-Est Estimating Solution

     CCC Pathways helps automobile insurance companies, collision repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new repair assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Services and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored on our EZNet communications network, described in greater detail later in this section under "Workflow Products." We have received three United States patents for CCC Pathways. CCC Pathways can be used on laptop or desktop computers.

     CCC Pathways gives customers access to the MOTOR Crash Estimating Guide, a comprehensive estimating guide, prepared by Motor Information Systems, a unit of Hearst Business Publishing, Inc. ("Hearst"), which provides pricing, labor and refinishing information for original equipment manufacturer parts and recycled assemblies. We use this guide to create a database of parts, price and labor time for various repairs. An exclusive license from Hearst that expires in 2021 permits us to publish this guide electronically, which is an integral component of CCC Pathways. For more information about this license, please see the description later in this section under "Intellectual Property and Licenses."

     Customers also use CCC Pathways to access databases of information gathered from various vendors. These databases include one database, which compiles data from over 1,547 sources on local part availability and price information on aftermarket and reconditioned parts, and another database, which includes information on pricing and availability of over 17,495 tire models from 24 different manufacturers. Customers using CCC Pathways with Recycled Parts Services also have access to a database that provides local part availability and price information on over 22.7 million available recycled or salvage parts. For example, a customer may access the database of recycled or salvage parts to determine if a specific recycled part is available from an identified vendor in his region and to ascertain the price of that part. If the customer selects that part for use in the repair process, CCC Pathways integrates that choice into the estimate workfile.

     We sell Recycled Parts Services to our customers on a subscription and/or per transaction basis under multi-year agreements and bill our customers on a monthly basis one month in advance.

     We update the MOTOR Crash Estimating Guide and the other integrated databases used by CCC Pathways for our customers monthly via a CD-ROM, except for the Recycled Parts Services database, which the vendor updates electronically on a daily basis.

     We license CCC Pathways to automobile insurance companies, collision repair facilities and independent appraisers under multi-year contracts and bill customers on a monthly subscription basis one month in advance.

     CCC Pathways Digital Imaging. Imaging integration allows automobile insurance companies, collision repair facilities and independent appraisers to digitally photograph, attach and transmit images of damaged vehicles to the CCC Pathways estimate workfile. These electronic images can be accessed by an authorized participant in the automobile claim process at any time and from any location that is web enabled. For example, an adjuster in the field in California may add a digital image of a damaged vehicle to the CCC Pathways estimate workfile using the integrated imaging function. The estimate can then be stored on our EZNet communications network, which allows an insurance company representative in New York to access the same workfile and digital image, review the estimate and approve the claim. Our EZNet communications network is described in greater detail later in this section under "Workflow Products."
CCC Pathways Digital Imaging reduces the need for onsite inspections and eliminates film, photo processing, travel and overnight delivery costs.

     We sell CCC Pathways Digital Imaging to our customers under multi-year contracts and bill our customers on a monthly subscription basis one month in advance.

     Comp-Est Estimating Solution is our collision estimating software that targets smaller repair facilities that do not communicate electronically with insurance companies. This product also allows our customers to access the MOTOR Crash Estimating Guide and provides them with the ability to generate estimates and supplements. We sell Comp-Est Estimating Solution to our customers generally under multi-year contracts and bill them on a monthly subscription basis one month in advance.

 CCC  VALUESCOPE

     CCC Valuescope. Our CCC Valuescope services are used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. Our values are based on local market data that identifies the location and price of comparable vehicles. To compile this data, CCC representatives survey over 3,965 car dealerships in more than 265 markets at least twice each month to obtain detailed information about the vehicles on the dealerships' used car lots. We also subscribe to more than 1,900 local newspapers and other publications and cull information from the classified advertisements to provide additional information on vehicle availability and pricing. We believe our CCC Valuescope database is among the most current and comprehensive vehicle databases in North America. Each CCC Valuescope valuation also includes a vehicle identification search under VINguard, which matches a current vehicle claim against our database of previously totaled or stolen vehicles to identify potential duplication or possible fraud.

     Customers of CCC Valuescope who are also customers of CCC Pathways may access the CCC Valuescope program electronically using CCC Pathways software. Customers may also obtain CCC Valuescope valuations from us by telephone, e-mail or facsimile. Our TL2000 Solution product allows customers to submit CCC Valuescope valuation requests and retrieve CCC Valuescope market valuation reports through the Internet via secured access. In addition, our customers' insureds and claimants can access their own vehicle valuation reports via the Internet. Customers may store CCC Valuescope valuations on our EZNet communications network as part of a claims workfile.

     Commercial and Recreational Vehicle Valuation Services ("CRV"). CRV is the Company's CCC Valuescope valuation service for commercial and recreational vehicles. CRV provides valuations for specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

     We sell CCC Valuescope and CRV to our customers, including those who are CCC Pathways customers, on a per-transaction basis under multi-year contracts. Customers are generally billed in the month following the transaction.

WORKFLOW  PRODUCTS

     EZNet Communications Network. Our EZNet communications network is a secure network that allows clients to communicate estimates and claim information electronically. Our customers can access our EZNet communications network in various ways, including dedicated data lines and/or telephone lines via modems, as well as over the Internet. We offer various services such as dispatch of assignment information, estimate and supplement retrieval and electronic review of automobile appraisals to our customers that are provided over our EZNet communications network, all of which comprise our Electronic Direct Repair services. The network allows customers to electronically communicate claim information, including assignments, workfiles, estimates, images and auditable estimate data, internally and among insurance company appraisers, collision repair facilities, independent appraisers, insurance company reinspectors and other parties involved in the automobile claims process. EZNet communications network allows customers to share information and review claims, regardless of the location and provides them with an electronic library to catalog, organize and store completed claims files.

     When a customer completes an estimate, the customer may store the estimate information on our EZNet communications network in the electronic library. For example, a remote claims adjuster in New York may prepare an estimate using CCC Pathways and store the completed estimate on EZNet. An adjuster's supervisor and other members of his company's automobile claim team in California can access the estimate through our EZNet communications network on a confidential basis using a claim reference number.

     We sell EZNet services to our customers under multi-year contracts and bill them on a per-transaction basis. Customers are billed at the beginning of the month following the transactions.

     CCC  Pathways  Quality  Advisor  and Quality Advisor Appraisal Review (QAAR
Plus). QAAR Plus allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, CCC Pathways Quality Advisor allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, CCC Pathways Quality Advisor allows an insurance company to establish certain criteria for reviewing the preparation of estimates, which in turn allows the insurance company to determine if an appraiser prepared an accurate estimate.

     We sell CCC Pathways Quality Advisor and QAAR Plus to our customers on a per-transaction basis under multi-year agreements. Customers are billed at the beginning of the month following the transactions.

     CCC Autoverse. Our CCC Autoverse product consists of CCC Autoverse Claim Management (for insurance customers), which was launched during the third quarter of 2002, CCC Autoverse Repair Management (for multiple-location repair facilities), and CCC Autoverse Appraiser Management (for independent appraiser customers), both of which were launched during the first quarter of 2003 CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products permit the free flow of information between those who write damage estimates and insurers, who process claims.

     CCC Autoverse Claim Management allows the insurance adjuster to review estimates as well as digital images, supplements, claim summary reports and other documents associated with the claim. In addition, CCC Autoverse Claim Management allows the insurance adjuster to review events, enter new assignments and request and record payment information. CCC Autoverse Claim Management also provides reporting for assignment status.

     CCC Autoverse Repair Management allows the CCC Pathways user and non-user repair facility operator to receive assignments into a central location from multiple insurance carriers. Through the CCC Autoverse dispatch feature, multi-location repair facilities are provided the ability to load balanced work across their different locations. This permits the multi-location operator to reduce their cycle time and improve their shop utilization.

     We sell CCC Autoverse products to our customers on a per-transaction basis under multi-year agreements. Customers are billed at the beginning of the month following the transactions.

INFORMATION  SERVICES  PRODUCTS

     ClaimScope Navigator. ClaimScope Navigator is our on-line, web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using CCC Pathways and CCC Valuescope data. ClaimScope Navigator permits our customers to conduct in-depth analyses of claim information by parts and labor usage, cycle time measurements and vehicle type and condition.

     We sell our ClaimScope Navigator service on a subscription basis under multi-year agreements, which are billed to customers one month in advance.

OTHER  PRODUCTS  AND  SERVICES

     Pathways Enterprise Solution and Pathways Professional Advantage . Pathways Enterprise Solution is an automotive repair facility management software system for multiple location collision repair facilities that allows them to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways
Enterprise Solution, is a repair facility management software system for a single store location.

     We sell Pathways Professional Advantage and Pathways Enterprise Solution to our customers under multi-year contracts and bill them on a monthly subscription basis one month in advance.

     CARS Direct is a multi-vendor, on-line car rental reservation and management system, which allows insurers control over car class selection, rates and extensions. We sell the CARS Direct service on a per-transaction basis and bill at the beginning of the month following the transactions.

                               SALES AND MARKETING

     All of our services are currently sold throughout the United States. Our sales and marketing strategy is to strengthen our relationships with existing customers and to expand our current customer base by providing efficient, integrated and value-added services in the automobile claims industry. We utilize approximately 184 sales and service professionals to market and implement our services.

                              TRAINING AND SUPPORT

     Our training and support staff, which consists of approximately 99 employees, provides basic training in the field, advanced training courses, telephonic technical support and implementation services. Our training and support staff consists of individuals with technical knowledge relating not only to CCC software and services, operating systems and network communications, but also to new and used automobile markets and collision repair. We routinely analyze customer calls to modify services or training and, whenever necessary, will dispatch a field representative to a customer's location.

                                    CUSTOMERS

     We provide our services primarily to automobile insurance companies and collision repair facilities. Our insurance company customers include most of the largest United States automobile insurance companies and small to medium size automobile insurance companies serving regional or local markets. CCC has over 21,000 collision repair-facilities, located in all 50 states, and over 350 insurance company installations in the United States. We charge fees for our services based on either a monthly subscription or a per-transaction basis. No single customer accounted for more than 6.4% of our total revenues in any of the last three fiscal years.

                            CHOICEPARTS JOINT VENTURE

     On May 4, 2000, we formed an independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing, Inc. ("ADP") and The Reynolds and Reynolds Company ("Reynolds"). We have a 27.5% equity interest in ChoiceParts. See Note 7, "Investment in ChoiceParts, LLC" for additional information.

                       INTELLECTUAL PROPERTY AND LICENSES

     Our competitive advantage depends upon our proprietary technology. We rely primarily on a combination of patents, contracts, intellectual property laws, confidentiality agreements and software security measures to protect our proprietary rights. We distribute our services under written license agreements, which grant our customers a license to use our products and services and contain provisions to protect our ownership and the confidentiality of the underlying technology. We also require all of our employees and other parties with access to our confidential information to sign agreements prohibiting the unauthorized use or disclosure of our technology.

     We have trademarked names and slogans used in connection with virtually all of our products and services, which we use in the advertising and marketing of our products and services. CCC Pathways and CCC are well-known marks within the automobile insurance and collision repair industries. We have patents for our collision estimating service pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. In 1999, we received a patent covering the CCC Pathways method for managing insurance claim processing. Although we do not have a patent concerning the CCC Valuescope calculation process, the processes involved in this program are our trade secrets and are essential to our CCC Valuescope business. Despite these precautions, we believe that existing laws provide only limited protection for our technology. A third party may misappropriate our technology or independently develop similar technology. Additionally, it is possible other companies could successfully challenge the validity or scope of our patents, diminishing the competitive advantage that our patents may provide.

     We license certain data used in our services from third parties to whom we pay royalties. With the exception of the MOTOR Crash Estimating Guide, which we license from a division of Hearst, we do not believe that our services are significantly dependent upon licensed data that cannot be obtained from other vendors. Although we have licensed the estimating guide from Hearst through 2021, we do not have access to an alternative database that would provide comparable information in the event the license is terminated. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement;
(2)  we  do  not comply with the material terms and conditions of the agreement;
(3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

     Any interruption of our access to the MOTOR Crash Estimating Guide provided by a division of Hearst could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we license data used in the Recycled Parts Services database and, in 2002, we entered into a data supply agreement, which expires in June of 2005, with a new provider of recycled parts data, Car-Part.com. Any interruption of our access to the data contained in the Recycled Parts Services database could have a material adverse effect on our business.

     We are not engaged in any material disputes with other parties with respect to our ownership or use of our proprietary technology. We cannot assure you that other parties will not assert technology infringement claims against us in the future. Defending any such claim may involve significant expense and management time. Moreover, if any such claim were successful, we could be required to pay monetary damages, refrain from distributing the infringing product or obtain a license from the party asserting the claim, which may not be available on commercially reasonable terms. In addition, we cannot assure you that we will not have to take legal action in the future to enforce our intellectual property rights, as we have done in the action we filed against Mitchell International Inc. ("Mitchell") described in Item 3. Legal Proceedings. Any action we may take to enforce our intellectual property rights may involve significant expense and management time and the outcome is uncertain.

                                   COMPETITION

     The industry in which we participate is highly competitive. We compete by offering value added products and services that we believe are unique and by providing what we believe is superior customer service for these solutions. Historically, our principal competitors have included the Claims Services Group of ADP and Mitchell. The Claims Services Group of ADP offers a collision estimating, digital imaging system and a vehicle valuation service to the automobile insurance industry and a collision estimating and digital imaging system and a shop management system to the collision repair industry. Mitchell publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. In addition, we face competition from several new companies, many of which focus on the delivery of services over the Internet. We experience steady competitive price pressure.

     We intend to address competitive price pressures by providing higher quality value-added solutions and services that offer more advanced features to our clients. We also intend to continue to develop unified, user-friendly claim services that incorporate our comprehensive proprietary inventory of data. We expect that CCC Pathways will continue to provide a unique service for our insurance and collision repair customers and allow us to effectively address competitive price pressures.

     At times, insurance companies have entered into agreements with companies (including ADP, Mitchell and CCC) that provide that the insurance company will either use the product or service of that company exclusively or designate the company as its preferred provider of that product or service. If the agreement is exclusive, the insurance company requires that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the company is simply a preferred provider, the collision repair facilities, independent appraisers and regional offices are encouraged to use one of the approved products, but may choose any other vendor's product or service. Being included on the approved list of an insurance company or having a product that is endorsed by the insurance company provides certain benefits, including immediate customer availability and an advantage over competitors who may not have such approval. To the extent an insurance company has endorsed ADP or Mitchell, but not us, we may experience a competitive disadvantage.

                                   REGULATION

     The Company's insurance company customers are subject to laws and regulation by individual state insurance regulatory agencies. In many states, those agencies have promulgated regulations governing the settlement of total loss insurance claims, and the Company monitors these regulations and their impact on CCC Valuescope. A large portion of the revenue from CCC Valuescope during the year ended December 31, 2003 came from those states with the largest number of registered vehicles, such as California, Florida, Illinois, New York, Pennsylvania, Ohio, New Jersey, Georgia and Texas, with no specific state accounting for more than approximately 17% of the Company's volume for CCC Valuescope.

     CCC Valuescope has been expressly approved for use by regulators in some states. In most states, there is no formal approval process for total loss valuation products, but CCC Valuescope is indirectly affected by the actions of insurance regulators because the Company's customers are subject to regulation.

     Periodically, the Company or its customers receive inquiries from state insurance regulators regarding various aspects of CCC Valuescope. Most such inquiries are of a routine nature and are addressed in the ordinary course. However, from time to time, individual state Departments of Insurance have taken positions as to whether the use of CCC Valuescope valuations in compliance with a state's claim handling regulations.

     The Company is aware that in 2002 and 2003 the California Department of Insurance advised some of the Company's customers (which management estimates to be approximately 14% of the total revenue earned in 2003 from the Company's CCC Valuescope valuation service) that their use of CCC Valuescope has not been in compliance with applicable California insurance regulations with respect to a particular component of the product's methodology. The Company believes the product is, and has been, in compliance with the current California regulations.

     On April 24, 2003, the California Department of Insurance formally adopted new regulations, which, if implemented, would have required the Company to change its methodology for computing total loss valuations in California. These regulations were scheduled to become effective on July 23, 2003, and the Company was prepared to implement modifications to its methodology on that date so as to be in compliance with the new regulations. On July 1, 2003, however, the Personal Insurance Federation of California, the Association of California Insurance Companies and the Surety Association of America filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles that, among other things, seeks a declaration that the new regulations were not valid. The Plaintiffs in the suit also sought a preliminary and permanent injunction enjoining the implementation of those regulations. That case is captioned PERSONAL INSURANCE FEDERATION OF CALIFORNIA, et al. v. JOHN GARAMENDI, INSURANCE COMMISSIONER OF THE STATE OF CALIFORNIA, Case No. BC298284 (filed July 1, 2003). CCC is not a party to the suit.

     On July 22, 2003, the Court in the above-captioned action entered an order preliminarily enjoining implementation and enforcement of the new California regulations, pending a resolution of the case on the merits. Thus, the new regulations did not go into effect on July 23, 2003. The Company is not able to predict when the case will be resolved or whether the new regulations will or will not take effect in whole or in part. In the event that the new California regulations are eventually implemented, the Company will implement its modified methodology to be in compliance with those regulations.

                            RESEARCH AND DEVELOPMENT

     For the years 2003, 2002 and 2001 we incurred research and development costs of $6.3 million, $7.6 million and $13.0 million, respectively.

                      CERTAIN RISKS RELATED TO OUR BUSINESS

     Set forth below and elsewhere in this Report and in other documents we file with the SEC are certain risks and uncertainties that we believe could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

OUR ABILITY TO PROVIDE COLLISION ESTIMATING SERVICES TO OUR CUSTOMERS COULD BE SEVERELY LIMITED IF OUR ACCESS TO DATA IS INTERRUPTED.

     A substantial portion of the data utilized in our collision estimating products is derived from the MOTOR Crash Estimating Guide, a publication of a subsidiary of The Hearst Corporation. We have a license to use the MOTOR Crash Estimating Guide data under an agreement with Hearst, which expires in 2021. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guide.

      We do not believe that we have access to an alternative database that would provide comparable information. Any interruption of our access to the MOTOR Crash Estimating Guide data could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding our license with Hearst, see the section entitled "Business - Intellectual Property and Licenses".

     In addition, we license data used in the Recycled Parts Services database, and in 2002, we entered into a data supply agreement, which expires in June of 2005, with a new provider of recycled parts data, Car-Part.com. Any interruption of our access to the data contained in the Recycled Parts Services database could have a material adverse effect on our business. There can be no assurance that we will be able to renew this agreement on economic terms that are beneficial to us, or at all.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS, INTELLECTUAL PROPERTY AND OTHER PROPRIETARY INFORMATION, OUR ABILITY TO COMPETE EFFECTIVELY COULD BE ADVERSELY IMPACTED.

     We regard the technology underlying our products and services as proprietary. We rely primarily on a combination of intellectual property laws, patents, trademarks, confidentiality agreements and contractual provisions to protect our proprietary rights. We have registered certain of our trademarks. Our CCC Valuescope calculation process is not patented; however, the underlying methodology and processes are trade secrets and are essential to our CCC Valuescope business. Existing trade secrets and copyright laws afford us limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software, implement our proprietary patented technology or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult. There can be no assurance that the obligations to maintain the confidentiality of our trade secrets and proprietary information will effectively prevent disclosure of our confidential information or provide meaningful protection for proprietary patent rights and our confidential information, or that our trade secrets or proprietary information will not be independently developed by our competitors. There can be no assurance that our trade secrets, patent rights, copyrights or proprietary information will provide competitive advantages or will not be challenged or circumvented by our competitors. We may be required to litigate to defend against claims of infringement, to protect our intellectual property rights, which could result in substantial cost to, and diversion of efforts by, us. There can be no assurance that we would prevail in any such litigation. If we are unable to protect our proprietary rights in our intellectual property, it could have a material adverse effect on our business, financial condition and results of operations.

WE ARE INVOLVED IN LEGAL PROCEEDINGS THAT, IF ADVERSELY ADJUDICATED OR SETTLED, COULD MATERIALLY IMPACT OUR FINANCIAL CONDITION.

     We are currently involved in several legal proceedings that may result in substantial payments by the Company. We currently are defendants in 11 class action suits regarding CCC Valuescope. If we were to face a full court trial and be held liable in any of the actions (or otherwise determine that it is in our best interests to settle any of them), we could incur significant legal expenses and be required to pay monetary damages (or settlement payments) that may have a significant negative impact on our financial condition. See Note 27, "Legal Proceedings" for further discussion.

WE HAVE A HISTORY OF OPERATING LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN, WHICH MAY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

     We have an accumulated net deficit from inception of approximately $36.8 million through December 31, 2003. Additionally, we failed to generate a profit for the years 2001 and 2000. Losses in those years had resulted principally from costs incurred in product acquisition and development, from servicing of debt and from general and administrative costs. The costs exceeded our revenues in most years prior to 2002. Although we increased our revenue in each of the years since 1999 and generated operating income of $40.5 million and $37.3 million in 2003 and 2002, respectively, there can be no assurance that we will be able to sustain this revenue growth or achieve or maintain profitability in the future.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR OBLIGATIONS OR FIND ALTERNATIVE FINANCING SOURCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Our ability to make payments on our obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $30 million Credit Facility, depends on our satisfying various covenants, which require us to maintain certain levels of operating cash flow, debt coverage and net worth and limits our ability to make certain investments. As of December 31, 2003, we were in compliance with all of these covenants and had no advances under the Credit Facility. Our current Credit Facility expires during the fourth quarter of 2004 and there can be no assurance that we will be able to renew the Credit Facility on economic terms that are beneficial to us, or at all.

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

VARIOUS STATE LAWS AND REGULATIONS GOVERN THE USE OF CCC VALUESCOPE BY INSURANCE COMPANIES.

     Changes in the content or interpretation of state laws or regulations in a way that restricts the use of CCC Valuescope by insurance companies could restrict our ability to sell CCC Valuescope in certain jurisdictions or require us to incur significant expenses, modify and maintain the product. In addition, changes in interpretation of existing laws or regulations could expose the Company or its customers to lawsuits or regulatory action relating to past usage of the product. These consequences of changes in content or interpretation of state laws or regulations may have a material adverse effect on our business, financial condition and results of operations. See "Regulation" section of Item
1.  Business.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN LIABILITY INSURANCE.

     We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and, when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

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

     Our corporate office is located in Chicago, Illinois, where we lease two spaces of a multi-tenant facility, one for approximately 104,000 square feet, which expires in November 2008 and the second for approximately 37,000 square feet, which expires at the end of February in 2004. In Glendora, California, we lease approximately 42,000 square feet of a facility under a lease expiring in June 2012, where a satellite development center and distribution center are housed. We own a 50,000 square foot facility in Sioux Falls, South Dakota used primarily for certain customer service and claims processing operations. During 2001, we vacated approximately 34,000 feet of a multi-tenant facility in Chicago previously occupied by our discontinued DriveLogic segment under a lease expiring in March 2006. We have subleased the premises through the end of the term on the existing lease. In addition, we vacated facilities previously occupied by CCC Consumer Services Inc. and CCC International, both of which were shut down in 2001, and we are currently subleasing approximately 12,000 square feet of our Sioux Falls facility. During 2003, we also entered into a lease, expiring in September 2006, of approximately 12,000 square feet in Itasca, Illinois for a customer service center. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS

     The information provided in Note 27 of the financial statements contained in Item 15(a) 1 of this Form 10-K is incorporated herein by reference.

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

     Discovery in the case is in its early stages and is continuing. A trial date has not yet been set for the matter by the Court.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "CCCG." The following table sets forth the high and low closing sales prices per share of our common stock for the fiscal periods indicated:

                     2003            2002
                --------------  --------------
                 HIGH     LOW    HIGH     LOW
                ------  ------  ------  ------
First Quarter   $21.60  $15.97  $ 9.42  $ 6.60
Second Quarter  $18.19  $13.92  $14.29  $ 9.41
Third Quarter   $16.76  $12.37  $13.99  $ 9.79
Fourth Quarter  $17.20  $16.55  $20.35  $13.52

     Our policy has been to retain cash to fund future growth. Accordingly, since our initial public offering of common stock in August of 1996, we have not paid any dividends. As of February 13, 2004, there were 26,524,059 shares of common stock outstanding. There were 64 stockholders of record on February 13, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     Below are the Company's condensed consolidated statements of operations and selected balance sheet information for the five years ended December 31, 2003. This information should be read in conjunction with the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2003        2002       2001       2000      1999
                                                  ----------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues . . . . . . . . . . . . . . . . . . . .  $193,352   $191,860   $187,941   $184,641   $179,021
Expenses:
  Operating expenses . . . . . . . . . . . . . .   151,825    153,688    175,768    181,018    160,751
  Restructuring charges. . . . . . . . . . . . .     1,061        869     10,499      6,017      2,242
  Litigation settlements . . . . . . . . . . . .         -          -      4,250      2,375          -
                                                  ----------------------------------------------------
Operating income (loss). . . . . . . . . . . . .    40,466     37,303     (2,576)    (4,769)    16,028
Interest expense . . . . . . . . . . . . . . . .      (392)      (708)    (5,680)    (3,135)    (1,358)
Other income (expense), net. . . . . . . . . . .       272        455       (248)     5,101        412
Gain on exchange of investment securities, net .         -          -          -     18,437          -
Loss on investment securities and notes. . . . .         -          -    (28,267)         -          -
CCC Capital Trust minority interest expense. . .         -     (3,984)    (1,371)         -          -
Equity in net losses of ChoiceParts investment .       (21)      (291)    (2,486)    (2,071)         -
                                                  ----------------------------------------------------
Income (loss) from continuing operations before
  income taxes . . . . . . . . . . . . . . . . .    40,325     32,775    (40,628)    13,563     15,082
Income tax (provision) benefit . . . . . . . . .   (14,285)   (10,420)    18,329     (3,452)    (7,352)
                                                  ----------------------------------------------------
Income (loss) from continuing operations before
  equity losses. . . . . . . . . . . . . . . . .    26,040     22,355    (22,299)    10,111      7,730
Equity in net losses of affiliates . . . . . . .         -          -     (2,354)   (15,650)    (6,645)
                                                  ----------------------------------------------------
Income (loss) from continuing operations . . . .    26,040     22,355    (24,653)    (5,539)     1,085
Income (loss) from discontinued operations, net
  of income taxes. . . . . . . . . . . . . . . .         -        354     (5,972)    (3,704)      (333)
                                                  ----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .    26,040     22,709    (30,625)    (9,243)       752
Dividends and accretion on mandatorily
  redeemable preferred stock . . . . . . . . . .         -          -          -          -         (2)
                                                  ----------------------------------------------------
Net income (loss) applicable to common stock . .  $ 26,040   $ 22,709   $(30,625)  $ (9,243)  $    750
                                                  ====================================================


INCOME (LOSS) PER COMMON SHARE-BASIC
  Income (loss) from continuing operations . . .  $   0.99   $   0.86   $  (1.12)  $  (0.25)  $   0.05
  Income (loss) from discontinued operations . .         -       0.01      (0.27)     (0.17)     (0.02)
                                                  ----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .  $   0.99   $   0.87   $  (1.39)  $  (0.42)  $   0.03
                                                  ====================================================

INCOME (LOSS) PER COMMON SHARE-DILUTED
  Income (loss) from continuing operations . . .  $   0.94   $   0.83   $  (1.12)  $  (0.25)  $   0.05
  Income (loss) from discontinued operations . .         -       0.01      (0.27)     (0.17)     (0.02)
                                                  ----------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . .  $   0.94   $   0.84   $  (1.39)  $  (0.42)  $   0.03
                                                  ====================================================


Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . .    26,243     25,850     21,967     21,851     22,856
  Diluted. . . . . . . . . . . . . . . . . . . .    27,655     26,904     21,967     21,851     23,162


SELECTED CONSOLIDATED BALANCE SHEET DATA:
 Cash and marketable securities. . . . . . . . .  $ 27,759   $ 20,200   $    766   $    912   $  1,378
 Working capital . . . . . . . . . . . . . . . .    14,287     (4,444)   (20,256)   (24,886)    (3,868)
 Total assets. . . . . . . . . . . . . . . . . .    86,735     67,843     62,194     94,688     84,549
 Long-term debt, excluding current maturities. .         -          -      7,145     42,000     24,685
 Stockholders' equity (deficit). . . . . . . . .    51,583     21,184     (6,811)     2,118     15,261

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Company's consolidated financial statements and notes thereto, appearing elsewhere in this Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1. Business - Certain Risks Related to our Business."

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP". We review the accounting policies, including those described in the Notes to the Consolidated Financial Statements, we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, income taxes, goodwill, intangibles, software development, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors and Disclosure Committee. See "Preparation of Financial Information" in this section for further discussion of the Disclosure Committee.

     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments.

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

     Income Taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income. During 2001 we recorded a net loss of $27.1 million on the write-off of the ChannelPoint investment and note receivable, including accrued interest. For tax purposes, $20.8 million of this loss was considered a capital loss, which can only be offset with net capital gains. We believe that it is more likely than not that the capital loss will not be realized; therefore, a valuation allowance has been established for this item. We also have foreign net operating losses from prior years related to our former CCC International operations. We have established a valuation allowance for the full amount of these foreign net-operating losses because realization of these assets is doubtful.

     We have considered future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for valuation allowances. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowances would be reversed.

     In 2002, the Company filed amended income tax returns to claim research and experimentation tax credits applicable to the years 1998, 1999 and 2000 and recorded a credit to income tax expense of $2.0 million, which was the Company's best estimate of the amount of tax credits to be realized. The Company also recorded research and experimentation credits of $0.4 million for 2002.

     During the fourth quarter of 2003, the Company recorded an additional research tax credit of $0.1 million. The Company also reviewed its tax reserves in conjunction with the completion of the Internal Revenue Service tax audit for the years 1999 to 2001 and recorded a favorable adjustment of $1.1 million.

     Goodwill  and  Intangibles.  Under the provisions of SFAS No. 141 "Business
Combinations" the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS No. 142 "Goodwill and Intangible Assets" (SFAS 142), goodwill is no longer amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, and when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

     The goodwill balance as of December 31, 2003 was $15.7 million. The balance from the 1988 acquisition that included the CCC Valuescope service is $4.9 million and the remaining balance of $10.8 million represents the goodwill from the Comp-Est acquisition completed during February 2003. See Note 4, "Acquisition". We performed our annual impairment analysis during the second quarter of 2003.

     Intangible assets as of December 31, 2003 include $1.9 million for customer relationships and $0.7 million for acquired software, both of which are being amortized on a straight-line basis over a period of 3 years. There have been no events or changes in circumstances that indicate that the values of such assets are not recoverable.

     Software Development Costs. The Company expenses research and development costs as they are incurred. The Company evaluates the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its software products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's software products is generally not established until the development of the software product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs should be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. Should our development process change significantly the Company would reevaluate the impact of SFAS No. 86.

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

     During 2001, CCC recorded a pre-tax charge of $4.3 million, net of the expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward a potential settlement of that would resolve potential claims arising out of approximately 30% of CCC's total transaction volume during the time period covered by the lawsuits. Based on the current status of the settlement discussions, the Company anticipates contributing approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million, toward an initial settlement that would resolve potential claims arising out of approximately 17% of the Company's transaction volume , for valuations involving first party claims, during the period covered by the lawsuits. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms.

                      PREPARATION OF FINANCIAL INFORMATION

      We believe that the application of accounting standards is as important as the underlying financial data in reporting our financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. In 2002, we formed a Disclosure Committee, composed of senior management, including senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key management reviews the our annual and quarterly results, along with key accounting policies and estimates, with the Audit Committee of our Board of Directors.

                             2003 COMPARED WITH 2002

     Operating Income. Operating income increased year over year by $3.2 million, to $40.5 million, in 2003, due to an increase in revenues of $1.5 million and a decrease in expenses of $1.7 million. Our operating margins (operating income as a percentage of revenue), increased to 20.9% for the year ended 2003 compared to 19.4% in 2002.

     Revenues.  Revenue  by  suites  is  as  follows  (dollars  in  thousands):

                                                                         VARIANCE
                                        2003              2002      INCREASE (DECREASE)
                               -------------------------------------------------------

CCC Pathways. . . . . . . . .  $ 118,190   61.1%  $ 116,231   60.6%  $ 1,959     1.7%
CCC Valuescope. . . . . . . .     42,187   21.8      45,463   23.7    (3,276)   (7.2)
Workflow Products . . . . . .     26,107   13.5      22,602   11.8     3,505    15.5
Information Services Products      1,708    0.9       1,134    0.6       574    50.6
Other Products and Services .      5,160    2.7       6,430    3.3    (1,270)  (19.8)
                               -------------------------------------------------------
  Total Revenue . . . . . . .  $ 193,352  100.0%  $ 191,860  100.0%  $ 1,492     0.8%
                               =======================================================

     Revenues from CCC Pathways increased for the year ended 2003 by $2.0 million, or 1.7%, compared to the same period of 2002. The automotive channel continued to be the key growth driver in this suite as we benefited from our first quarter 2003 acquisition of Comp-Est Inc. and both CCC Pathways and CCC Pathways Digital Imaging sales in this channel remained strong. This growth was partially offset as the insurance channel revenue was down versus the prior year primarily due to lost volume of one customer. Contract renewal rates remain strong with our existing customers and we are seeing increased demand in the mid-market.

     Revenues from CCC Valuescope decreased by $3.3 million, or 7.2%, for the year ended December 31, 2003 compared to the prior year primarily as a result of lost business, driven by a number of issues, including the decision by one of our larger customers to transition most of its valuation services to an in-house solution during late 2002. We have seen customers move to other providers for a variety of reasons, including workflow issues, where certain customers using a competitive estimating platform have decided to switch to the competitor's valuation product. In other cases, regulatory issues have had an impact, as well as industry consolidation of the customer base. See "Regulation" section of
Item  1.  Business.

      Revenues from our workflow products increased in 2003 by $3.5 million, or 15.5%, compared to the prior year mainly due to the continued adoption of the CCC Autoverse products. We continue to focus on the implementation and acceptance process with our customers to help accelerate this suite's revenue growth even further.

     Revenue from information services increased $0.6 million, or 50.6%, due to an increased number of subscriptions and at more favorable prices.

     Revenues from our other products and services decreased by $1.3 million, or 19.8%, mainly attributable to a continued decrease in hardware revenue, as the number of computer units leased by our customers has declined.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):


                                                                             VARIANCE
                                            2003              2002      INCREASE (DECREASE)
                                     ----------------------------------------------------

Revenues                             $193,352  100.0%  $191,860  100.0%  $ 1,492     0.8%

Production and Customer Support        31,866   16.5     28,376   14.8     3,490    12.3
Commissions, Royalties and Licenses    11,713    6.1     10,411    5.4     1,302    12.5
Selling, General and Administrative    68,089   35.2     77,449   40.4    (9,360)  (12.1)
Depreciation and Amortization           7,923    4.1      9,069    4.7    (1,146)  (12.6)
Product Development and Programming    32,234   16.7     28,383   14.8     3,851    13.6
Restructuring Charges                   1,061    0.5        869    0.5       192    22.1
                                     ----------------------------------------------------
Total Operating Expenses             $152,886   79.1%  $154,557   80.6%  $(1,671)  (1.1)%
                                     ====================================================

     Production and Customer Support. Production and customer support increased by $3.5 million, or 12.3%, due to increased costs associated with the acquired Comp-Est business and an investment in our technical support area to move to a universal service representative model, which was completed during the fourth quarter of 2003.

      Commissions, Royalties and Licenses. Commissions, royalties and licenses increased by $1.3 million, or 12.5%, due to additional license fees, which resulted from the acquisition of repair facility customers through the Comp-Est acquisition completed during the first quarter of 2003.

       Selling, General and Administrative. Selling, general and administrative expenses decreased by $9.4 million, or 12.1%, primarily as a result of lower incentive compensation costs tied to business performance. The reduced compensation costs reflect anticipated reductions in bonus payments of approximately $6.6 million for 2003. The reductions represent adjustments made to align projected payouts with our final financial results. We have also continued to focus on controlling expenses, specifically in the management information systems area including the consolidation of our data center operations. The savings described above were also partially offset by operating expenses related to the Comp-Est acquisition.

      Depreciation and Amortization. Depreciation and amortization decreased by $1.1 million, or 12.6%, as a result of fewer investments in internal-use software and customer leased computer equipment as well as using fully amortized software. This was partially offset by the amortization recorded on the intangible assets acquired from the Comp-Est acquisition.

      Product Development and Programming. Product development and programming increased by $3.9 million, or 13.6%, due to development projects related to our existing workflow and information products, as well as work being done under a new multi-customer contract. In 2003, we expensed $0.6 million of research and development funding made to a third-party software development company. We are currently in the process of establishing a formal research and development agreement.

      Restructuring Charges. In 2002, we recorded an additional charge of $0.9 million related to the excess office space in Chicago, formerly occupied by its DriveLogic business. The charge was incurred as a result of revising the original expected future sublease income due to weak conditions of the real estate market. During 2003, we recorded a final charge of $1.1 million to revise the original expected future sublease income as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006. See Note 9, "Restructuring Charges."

      Interest Expense. Interest expense decreased from $0.7 million in 2002 to $0.4 million in 2003 as a result of recording a favorable adjustment upon the completion of the Internal Revenue Service tax audit. See Note 12, "Income Taxes."

     Minority Interest Expense. We recorded minority interest expense of $4.0 million for the year ended December 31, 2002, which was associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P and represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result have not had any interest expense relating to these securities since November 2002. See Note 17, "CCC Capital Trust."

      Equity in Net Losses of ChoiceParts. We recorded a charge of $0.3 million for the year ended December 31, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $21 thousand for 2003. See Note 7, "Investment in ChoiceParts, LLC."

      Income Taxes. Income taxes increased from a provision of $10.4 million, or 31.8% of income from continuing operations before taxes in 2002, to a tax provision of $14.3 million, or 35.4% of income from continuing operations before taxes, in 2003. The 2002 provision was offset by research tax credits of $2.4 million. During the fourth quarter of 2003, the Company recorded an additional research tax credit of $0.1 million. The Company also reviewed its tax reserves in conjunction with the completion of the Internal Revenue Service tax audit and recorded a favorable adjustment of $1.1 million.

                            2002 COMPARED WITH 2001

     Operating Income. Operating income increased year over year by $39.9 million, to $37.3 million, in 2002, due to a decrease in expenses of $36.0 million and an increase in revenues of $3.9 million. Our operating margins (operating income (loss) as a percentage of revenue) increased to 19.4% for the year ended 2002 compared to (1.4%) in 2001. The increase in operating income and margin for the year ended 2002 was due primarily to a continued improvement in profitability resulting from our restructuring, which occurred in June 2001. Operating loss for the year ended 2001 included a restructuring charge of $(10.5) million, an estimated charge for settlement of a lawsuit related to CCC Valuescope of $(4.3) million and an operating loss of $(3.4) million for CCC International, which was shut down in June 2001.

     Revenues. Revenues for the year ended December 31, 2002 of $191.9 million were $3.9 million, or 2.1%, higher than the same period of 2001. Revenues from our U.S. business increased $5.6 million, or 3.0% in 2002, compared to the same period last year.

     Revenue by major product and service groups are as follows (in thousands):

                                                                                VARIANCE
                                               2002               2001     INCREASE (DECREASE)
                                        -----------------------------------------------------
CCC Pathways . . . . . . . . . . . . .  $116,231   60.6%  $109,568    58.3%  $ 6,663     6.1%
CCC Valuescope . . . . . . . . . . . .    45,463   23.7     47,977    25.6    (2,514)   (5.2)
Workflow Products. . . . . . . . . . .    22,602   11.8     19,706    10.5     2,896    14.7
Information Services Products. . . . .     1,134    0.6        828     0.4       306    37.0
Other Products and Services. . . . . .     6,430    3.3      8,180     4.4    (1,750)  (21.4)
                                        -----------------------------------------------------
  Total Revenue from U.S. Operations .   191,860  100.0    186,259    99.1     5,601     3.0
  Total Revenue from CCC International         -      -      1,682     0.9    (1,682) (100.0)
                                        -----------------------------------------------------
  Total Revenue. . . . . . . . . . . .  $191,860  100.0%  $187,941   100.0%  $ 3,919     2.1%
                                        =====================================================

     Revenues from our CCC Pathways' products increased for the year ended 2002 by $6.7 million, or 6.1%, compared to the same period of 2001. This was primarily led by an increase in the number of new automotive collision repair customers, an increase in units from existing collision repair facilities and an increase in the number of CCC Pathways Digital Imaging product units used by our automotive collision repair customers.

     Revenues from CCC Valuescope decreased by $2.5 million, or 5.2%, from the year ended December 31, 2001 compared to the same period of 2002 as a result of lower transaction volumes due primarily to a customer switching to an in-house solution.

      Revenues from our workflow products, including our EZNet communications network, our Pathways Quality Advisor, QAAR Plus and our CCC Autoverse products, increased in 2002 by $2.9 million, or 14.7%, compared to the same period of 2001. This was mainly due to increased transaction volume from several new customers and existing insurance companies adding new direct repair transactions to the EZNet communications network.

     Revenue from information services increased $0.3 million, or 37.0%, due to an insurance customer adopting ClaimScope Navigator in 2002.

     Revenues from our other products and services, which includes the CARS Direct service and the leasing of computer hardware, decreased by $1.8 million, or 21.4%. The decrease was mainly attributable to a decrease in transaction volume related to the CARS Direct service, a decrease in the number of hardware units leased and a renegotiated price for a customer leasing hardware.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):

                                                                              VARIANCE
                                            2002              2001       INCREASE (DECREASE)
                                     -----------------------------------------------------
Revenues                             $191,860  100.0%  $187,941  100.0%    3,919      2.1%

Production and Customer Support        28,376   14.8     32,498   17.3    (4,122)   (12.7)
Commissions, Royalties and Licenses    10,411    5.4     10,129    5.4       282      2.8
Selling, General and Administrative    77,449   40.4     90,892   48.4   (13,443)   (14.8)
Depreciation and Amortization           9,069    4.7     11,820    6.3    (2,751)   (23.3)
Product Development and Programming    28,383   14.8     30,429   16.2    (2,046)    (6.7)
Restructuring Charges                     869    0.5     10,499    5.6    (9,630)   (91.7)
Settlements                                 -      -      4,250    2.3    (4,250)  (100.0)
                                     -----------------------------------------------------
Total Operating Expenses             $154,557   80.6%   190,517  101.4%  (35,960)  (18.9)%
                                     =====================================================

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

      Depreciation and Amortization. Depreciation and amortization decreased from $11.8 million, or 6.3% of revenues, to $9.1 million, or 4.7% of revenues. Depreciation and amortization decreased as a result of fewer investments in internal use software and customer leased computer equipment and our adoption in January 2002 of SFAS 142, which ceased the amortization of goodwill. See Note 2, "Significant Accounting Policies".

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

     During 2001, we also recorded a charge of $4.3 million to write off excess office space in Chicago, formerly occupied by DriveLogic. This charge was recorded after a complete review of our short-term and long-term facility requirements. The charge included future rent commitments of $5.4 million and the write-off of leasehold improvements of $2.1 million, net of expected future sublease income of $3.2 million. In 2002, the Company recorded an additional $0.9 million charge to revise the estimated future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market. The lease for this office space expires March 31, 2006. See Note 9, "Restructuring Charges."

     Litigation Settlement. We recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in 2001 as an estimate of the amount we will contribute towards a potential settlement that would resolve potential claims arising out of approximately 30% of the total transaction volume of CCC Valuescope during the period covered by the lawsuits. This charge was based on Statement of Financial Accounting Standards No. 5 "Accounting For Contingencies" that establishes standards of financial accounting and reporting for loss contingencies. As settlement negotiations have progressed, the number of participants and the cost of the proposed settlement have fluctuated. Based on the current status of those discussions, CCC anticipates completing an initial settlement that would eliminate the viability of class claims in 7 of the 11 class actions, pending in the trial and appellate courts against the Company and certain of its customers related to CCC Valuescope and would resolve potential claims arising out of approximately 17% of the Company's total transaction volume, for valuations involving first party claims, during the time period covered by the lawsuits. The Company estimates that its contribution toward such a settlement would be approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's Valuescope transaction volume could be settled on comparable terms. See discussion in Note 27, "Legal Proceedings."

     Interest Expense. Interest expense decreased from $5.7 million in 2001 to $0.7 million in 2002. A lower level of borrowings and a decrease in interest rates drove the decrease from 2001 as well as lower amortization of deferred financing fees related to our Credit Facility. The lower level of borrowings was due primarily to the utilization of net proceeds of $18.1 million from a rights offering in December 2001 to reduce our outstanding debt, in addition to cash generated from operations associated with increased profitability. In April 2002, we repaid the remaining balance on our Credit Facility and have had no borrowings since that time.

     Loss on Investment Securities and Notes. We recorded a loss in the second quarter of 2001 of approximately $27.1 million in connection with the write-off of the investment in ChannelPoint, including a $4.9 million allowance related to a note receivable plus accrued interest. This charge was based on our evaluation of the collectibility of the note and the review of our carrying value of the ChannelPoint common stock. See Note 5, "Investment in InsurQuote/ChannelPoint." In addition, we recorded a loss in 2001 of approximately $1.1 million for the write-off of our investment in Info4cars.com Inc., a provider of vehicle history reports and other products ("Info4cars"), including a $0.8 million allowance related to notes receivable plus accrued interest. This charge was based on a review of Info4cars' financial statements and representations from Info4cars' management. Both notes were settled and were no longer outstanding as of December 31, 2002.

     Minority Interest Expense. We recorded minority interest expense of $4.0 million for the year ended 2002 versus $1.4 million for the same period of 2001. The minority interest expense was associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P and represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result have not had any interest expense relating to these securities since November 2002. See Note 17, "CCC Capital Trust." Assuming the Trust Preferred Securities had not been repurchased early, the following is the Company's estimate of the amount of minority interest expense that would have been incurred in the year's 2003 through the scheduled maturity date of the Trust Preferred Securities in 2006 (in thousands):

                                    TOTAL   2003    2004    2005    2006
                                    ------------------------------------

Minority interest expense savings  $7,607  $2,107  $2,392  $2,695  $ 413



     Equity in Net Losses of ChoiceParts. We recorded a charge of $0.3 million for the year ended December 31, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $2.5 million for the same period in 2001. ChoiceParts was established in May 2000. See Note 7, "Investment in ChoiceParts, LLC."

     Income Taxes. Income taxes increased from a benefit of $18.3 million, or 45.1% of losses from continuing operations before taxes in 2001, to a tax provision of $10.4 million, or 31.8% of income from continuing operations before taxes, in 2002. The tax benefit of $18.3 million, in 2001, reflects the tax effect of the shut down of CCC International of $13.9 million, the ChannelPoint allowance recorded of $2.4 million and other pre-tax losses of $2.0 million. The 2002 increase was mainly attributable to pretax income partially offset by research and experimentation tax credits of $2.4 million.

     Equity in Net Losses of Affiliates. In conjunction with our reduction of investments in and closing of CCC International in May 2001 we ceased funding the operating losses of Enterstand. As a result, the operations of Enterstand ceased.

     Discontinued Operations. Income from discontinued operations, the former CCC Consumer Services segment, and net of income taxes increased from a loss of $6.0 million in 2001 to income of $0.4 million in 2002. See Note 10, "Discontinued Operations."

       QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION

     The following table sets forth unaudited condensed consolidated statements of operations for the quarters in 2003 and 2002. These condensed quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

                                                                            Three Months Ended
                                       ------------------------------------------------------------------------------------------
                                          MAR.31,    JUNE 30,    SEPT.30,    DEC.31,    MAR.31,    JUNE 30,    SEPT.30,    DEC.31,
                                           2002        2002        2002       2002       2003        2003        2003       2003
                                       ------------------------------------------------------------------------------------------
Revenues. . . . . . . . . . . . . . .  $ 47,500   $  48,178   $  47,797   $ 48,385   $ 47,732   $  48,097   $  48,621   $ 48,902
Operating expenses. . . . . . . . . .   (38,290)    (38,978)    (38,641)   (37,779)   (37,953)    (38,087)    (37,944)   (37,841)
Restructuring charges . . . . . . . .         -           -        (869)         -          -      (1,061)          -          -
                                       ------------------------------------------------------------------------------------------
Operating income. . . . . . . . . . .     9,210       9,200       8,287     10,606      9,779       8,949      10,677     11,061
Interest income (expense) . . . . . .      (228)       (168)       (160)      (152)      (222)       (165)       (169)       164
Other income (expense). . . . . . . .       217          (7)         76        169         89          67          45         71
CCC Capital Trust minority interest
   expense. . . . . . . . . . . . . .      (448)       (461)       (475)    (2,600)         -           -           -          -
Equity in income (loss) of
   ChoiceParts. . . . . . . . . . . .      (292)        (50)         47          4         (6)         12        (150)       123
                                       ------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes . . . . . . .     8,459       8,514       7,775      8,027      9,640       8,863      10,403     11,419
Income tax provision. . . . . . . . .    (3,243)     (3,218)       (754)    (3,205)    (3,669)     (3,369)     (4,052)    (3,195)
                                       ------------------------------------------------------------------------------------------
Income from continuing operations . .     5,216       5,296       7,021      4,822      5,971       5,494       6,351      8,224
Income from discontinued operations,
   net of income taxes. . . . . . . .         -           -         354          -          -           -           -          -
                                       ------------------------------------------------------------------------------------------
Net income. . . . . . . . . . . . . .  $  5,216   $   5,296   $   7,375   $  4,822   $  5,971   $   5,494   $   6,351   $  8,224
                                       ==========================================================================================

PER SHARE DATA:
 Net Income per common share -
       basic. . . . . . . . . . . . .  $   0.20   $    0.21   $    0.28   $   0.19   $   0.23   $    0.21   $    0.24   $   0.31
                                       ==========================================================================================
 Net Income per common share -
       diluted. . . . . . . . . . . .  $   0.20   $    0.20   $    0.27   $   0.17   $   0.22   $    0.20   $    0.23   $   0.30
                                       ==========================================================================================

Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . .    25,699      25,826      25,873     26,000     26,156      26,224      26,256     26,338
 Diluted. . . . . . . . . . . . . . .    26,138      26,767      26,904     27,574     27,741      27,630      27,484     27,752


                                OUTLOOK FOR 2004

     As part of our fourth quarter earnings release, we provided updated guidance for the first quarter and full year of 2004.

     Revenue growth for the first quarter is expected to be in the 3 to 5 percent range with growth rates for the full year at least that of the first quarter 2004. Operating income for the first quarter should be in the $10 million range, and full year operating income is expected to be in the $45 to $47 million range. First quarter operating margins are expected to be lower than reported in the second half of 2003, primarily as a result of increased compensation costs tied to business performance, increased insurance expenses, and the timing of certain planned sales expenses. Margins are expected to increase throughout the year to a full year range of 22 to 23 percent. Earnings per share for the full year is expected to be in the $1.00 to $1.04 per share range. Earnings per share for the first quarter is expected to be in $0.21 to $0.22 per share range. (Using a fully diluted share base of 27.7 million shares)

                         LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2003, net cash provided by operating activities was $25.0 million. Proceeds received from the exercise of stock options were $1.8 million and proceeds received from the repayment of notes due from the Chief Executive Officer and Chairman of the Board were $1.5 million. The Company used $13.2 million to complete the acquisition of Comp-Est Inc. during the first quarter of 2003, $7.5 million for the purchase of equipment and software and $7.0 million for the purchase of short-term investments.

     Our principal liquidity requirements consist of our operating activities, including product development, our investments in capital equipment and other business development activities. Although not currently in a working capital deficit position, we have the ability to operate with a working capital deficit, as we receive substantial payments from our customers for our services in advance of recognizing the revenues and the costs incurred to provide such services. We invoice each customer one month in advance for the following month's CCC Pathways' services. As such, we typically receive cash from our customers prior to recognizing the revenue and incurring the expense for the services provided. These amounts are reflected as deferred revenue in the consolidated balance sheet until these amounts are earned and recognized as revenues. In addition, management believes that cash flows from operations and our available credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Our current credit facility expires during the fourth quarter of 2004 and there can be no assurance that we will be able to renew the credit facility on economic terms that are beneficial to us, or at all. There can also be no assurance, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above.

                         OFF-BALANCE SHEET ARRANGEMENTS

     We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. In the normal course of business, we are party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. We evaluate estimated losses for such indemnifications on a regular basis. To date, we have not encountered material costs as a result of such obligations, and we do not currently believe that we are likely to incur any material costs relating to such indemnifications. See Note 2, "Significant Accounting Policies."

         EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In 2000, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $0.2 million to exercise options granted to him by the Company. In 2002, the Company received a second promissory note from the same officer in the amount of $1.2 million, accruing interest at 6.75%, for the purchase of 192,000 treasury shares at a price of $6.25 per share, which was the fair value of the Company's stock at that date. During the second quarter of 2003, both notes, along with accrued interest, were repaid in full. As of December 31, 2003, there were no notes receivable from officers.

     During the third quarter of 2003, the Company issued, as compensation, a total of 8,000 shares of restricted stock, under the 2000 Stock Incentive Plan, with a fair market value of $14.93 per share to two members of the Audit Committee of the Board of Directors, each of whom received 4,000 shares. The shares vest over a period of four years from issuance, although accelerated vesting is provided in certain instances. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. A third member of the audit committee will receive compensation annually in the form of cash. The fair value of the restricted stock on the date of grant in 2003 was approximately $0.2 million. Total compensation expense recognized in relation to the restricted stock issued for the year ended December 31, 2003, was approximately $16 thousand.

CONTRACTUAL OBLIGATIONS

     The following summarizes our significant contractual obligations and commitments as of December 31, 2003 (in thousands):

                                        LESS THAN     1-3       4-5    MORE THAN
                                TOTAL    1 YEAR      YEARS     YEARS    5 YEARS
                             --------------------------------------------------
Operating lease obligations  $ 35,464   12,430      17,379     5,655      -
Capital lease obligations .  $    158      158           -         -      -
Long-term debt obligations.  $      -        -           -         -      -
Purchase obligations. . . .  $      -        -           -         -      -
Other long-term liabilities  $  3,923      859       2,074       990      -
                             --------------------------------------------------
Total . . . . . . . . . . .  $ 39,545 $ 13,447    $ 19,453  $  6,645   $  -
                             ==================================================


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Due to the shut down of our operations in the United Kingdom in 2001, we no longer believe our financial results will be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) and 15(a)(2) included elsewhere in this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements and Schedules

          1.   Consolidated Financial Statements

                                                  PAGE
                                                  ----
               Report of Independent Auditors . . . . . . . . .   29
               Consolidated Financial Statements:
                Consolidated Statements of Operations . . . . .   30
                Consolidated Balance Sheets . . . . . . . . . .   31
                Consolidated Statements of Cash Flows . . . . .   32
                Consolidated Statements of Stockholders' Equity   34
                Notes to Consolidated Financial Statements. . .   35


          2.   Financial Statement Schedule

               Schedule II Valuation and Qualifying Accounts . .  60

                    All  other  schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.


          3.   Exhibits


              The exhibits required by this item are set forth
                    on the exhibit index attached hereto. . . .  61

     (b) Reports on Form 8-K

               A report on Form 8-K, dated November 18, 2003, was filed on November 18, 2003, announcing that a notice was sent to Company's directors and executive officers informing them that the CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan was moving to a new service provider and that they were prohibited from engaging in any transactions in equity securities of the Company acquired in connection with service to or employment with the Company during that transition.


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of CCC Information Services Group Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) 1 present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS  LLP

Chicago,  Illinois
January  30,  2004




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                      2003       2002       2001
                                                                  ------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $193,352   $191,860   $187,941
Expenses:
 Production and customer support . . . . . . . . . . . . . . . .    31,866     28,376     32,498
 Commissions, royalties and licenses . . . . . . . . . . . . . .    11,713     10,411     10,129
 Selling, general and administrative . . . . . . . . . . . . . .    68,089     77,449     90,892
 Depreciation and amortization . . . . . . . . . . . . . . . . .     7,923      9,069     11,820
 Product development and programming . . . . . . . . . . . . . .    32,234     28,383     30,429
 Restructuring charges . . . . . . . . . . . . . . . . . . . . .     1,061        869     10,499
 Litigation settlement . . . . . . . . . . . . . . . . . . . . .         -          -      4,250
                                                                  ------------------------------
Operating income (loss). . . . . . . . . . . . . . . . . . . . .    40,466     37,303     (2,576)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .      (392)      (708)    (5,680)
Other income (expense), net. . . . . . . . . . . . . . . . . . .       272        455       (248)
Loss on investment securities and notes. . . . . . . . . . . . .         -          -    (28,267)
CCC Capital Trust minority interest expense. . . . . . . . . . .         -     (3,984)    (1,371)
Equity in losses of ChoiceParts investment . . . . . . . . . . .       (21)      (291)    (2,486)
                                                                  ------------------------------
Income (loss) from continuing operations before income taxes . .    40,325     32,775    (40,628)
Income tax (provision) benefit . . . . . . . . . . . . . . . . .   (14,285)   (10,420)    18,329
                                                                  ------------------------------
Income (loss) from continuing operations before equity losses. .    26,040     22,355    (22,299)
Equity in net losses of affiliates . . . . . . . . . . . . . . .         -          -     (2,354)
                                                                  ------------------------------
Income (loss) from continuing operations . . . . . . . . . . . .    26,040     22,355    (24,653)
Income (loss) from discontinued operations, net of income taxes.         -        354     (5,972)
                                                                  ------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $ 26,040   $ 22,709   $(30,625)
                                                                  ==============================

PER SHARE DATA:
Income (loss) per common share - basic from:
 Income (loss) from continuing operations. . . . . . . . . . . .  $   0.99   $   0.86   $  (1.12)
 Income (loss) from discontinued operations. . . . . . . . . . .         -       0.01      (0.27)
                                                                  -------------------------------
 Income (loss) per common share-basic. . . . . . . . . . . . . .  $   0.99   $   0.87   $  (1.39)
                                                                  ===============================

Income (loss) per common share - diluted from:
 Income (loss) from continuing operations. . . . . . . . . . . .  $   0.94   $   0.83   $  (1.12)
 Income (loss) from discontinued operations. . . . . . . . . . .         -       0.01      (0.27)
                                                                  -------------------------------
 Income (loss) per common share-diluted. . . . . . . . . . . . .  $   0.94   $   0.84   $  (1.39)
                                                                  ===============================

Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,243     25,850     21,967
 Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,655     26,904     21,967

The accompanying notes are an integral part of these consolidated financial statements.



                            CONSOLIDATED BALANCE SHEETS
                   (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

                                                                                       DECEMBER 31,
                                                                                  -------------------
                                                                                      2003       2002
                                                                                  -------------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,755   $ 20,200
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,004          -
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,247     10,281
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,369      8,499
                                                                                  ---------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46,375     38,980
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    12,776     12,407
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,153          -
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,747      4,896
Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,127     10,454
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       265        479
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       292        627
                                                                                  -------------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 86,735   $ 67,843
                                                                                  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,937   $  8,424
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,522     25,441
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,602      2,568
Current portion of deferred revenues . . . . . . . . . . . . . . . . . . . . . .     7,930      6,503
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        97        488
                                                                                  -------------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,088     43,424
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         13
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,064      3,222
                                                                                  -------------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,152     46,659
                                                                                  -------------------

Commitments and contingencies (Notes 21 and 27)

Preferred Stock ($1.00 par value, 100 shares authorized, issued and outstanding)         -          -
Common stock ($0.10 par value, 40,000,000 shares authorized, 26,376,839 and
     26,074,889 shares outstanding at December 31, 2003 and 2002, respectively).     3,034      3,005
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .   131,590    128,766
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (36,838)   (62,878)
Notes receivable from officer. . . . . . . . . . . . . . . . . . . . . . . . . .         -     (1,506)
Treasury stock, at cost (4,094,665 common shares in treasury at December 31,
   2003 and December 31, 2002) . . . . . . . . . . . . . . . . . . . . . . . . .   (46,203)   (46,203)
                                                                                  -------------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .    51,583     21,184
                                                                                  -------------------
 Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . .  $ 86,735   $ 67,843
                                                                                  ===================


The accompanying notes are an integral part of these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN  THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                            -----------------------------
                                                                                                2003      2002       2001
                                                                                            -----------------------------
Operating Activities:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,040   $22,709   $(30,625)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 (Income) loss from discontinued operations, net of income taxes . . . . . . . . . . . . .         -      (354)     5,972
 Equity in net losses of affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -      2,354
 Equity in net losses of ChoiceParts . . . . . . . . . . . . . . . . . . . . . . . . . . .        21       291      2,486
 Depreciation and amortization of property and equipment . . . . . . . . . . . . . . . . .     7,210     9,069     10,574
 Amortization of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -      1,247
 Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       713         -          -
 Deferred income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . . . . .     1,327    13,456    (17,331)
 Loss on investment securities and notes receivable. . . . . . . . . . . . . . . . . . . .         -         -     28,267
 Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,061       869     10,499
 Compensation expense related to restricted stock. . . . . . . . . . . . . . . . . . . . .        16         -          -
 CCC Capital Trust minority interest expense . . . . . . . . . . . . . . . . . . . . . . .         -         -      1,371
   Interest on notes receivable from officer . . . . . . . . . . . . . . . . . . . . . . .         -      (106)         -
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        78       191        326
 Changes in:
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       928     1,065      5,521
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       135    (1,649)    (1,331)
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       335       400      1,689
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,542)     (437)    (9,649)
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,891)   (2,021)     4,518
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (433)    3,459      3,533
 Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       178       153      2,198
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,164)   (1,543)       112
                                                                                             -----------------------------
 Net cash provided by (used for) operating activities:
     Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,012    45,552     21,731
     Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        30     (3,485)
                                                                                             -----------------------------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .    25,012    45,582     18,246
                                                                                            -----------------------------
Investing Activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,491)   (8,609)    (2,889)
 Acquisition of Comp-Est Inc . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (13,205)     (193)         -
 Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,004)        -          -
 Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (275)    (5,163)
   Issuance of warrants to Hearst. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       318        475
 Settlement of ChannelPoint note receivable. . . . . . . . . . . . . . . . . . . . . . . .         -         -        460
 Proceeds from sale of discontinued businesses . . . . . . . . . . . . . . . . . . . . . .         -         -        657
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -        120
                                                                                            -----------------------------
 Net cash used for investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (27,700)   (8,759)    (6,340)
                                                                                            -----------------------------
Financing Activities:
 Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . .     1,825     3,112        109
 Payment of principal and interest on notes receivable from officer. . . . . . . . . . . .     1,506         -          -
 Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . . . . . . .       399       377        530
   Proceeds from issuance of Trust Preferred Securities and warrants . . . . . . . . . . .         -         -     15,206
   Proceeds from borrowings on long-term debt. . . . . . . . . . . . . . . . . . . . . . .         -    22,000     53,375
   Principal repayments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .         -   (28,500)   (88,875)
   Proceeds from Rights Offering . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -     20,000
   Book overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -     (7,477)
   Payment of Trust Preferred, Credit Facility and Rights Offering costs . . . . . . . . .         -         -     (4,342)
   Purchase of Trust Preferred Securities. . . . . . . . . . . . . . . . . . . . . . . . .         -   (13,369)         -
 Principal repayments of capital lease obligations . . . . . . . . . . . . . . . . . . . .      (487)     (421)      (578)
 Principal repayments on short term note . . . . . . . . . . . . . . . . . . . . . . . . .         -      (588)         -
                                                                                            -----------------------------
 Net cash provided by (used for) financing activities. . . . . . . . . . . . . . . . . . .     3,243   (17,389)   (12,052)
                                                                                            -----------------------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .       555    19,434       (146)
Cash and cash equivalents:
Beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,200       766        912
                                                                                            -----------------------------
End of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,755  $ 20,200   $    766
                                                                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.



            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                OUTSTANDING
                                                                COMMON STOCK                                 ACCUMULATED
                                                            ------------------- ADDITIONAL                      OTHER
                                                             NUMBER OF    PAR     PAID-IN    ACCUMULATED    COMPREHENSIVE
                                                              SHARES     VALUE    CAPITAL      DEFICIT      LOSS (INCOME)
                                                            --------------------------------------------------------------

December 31, 2000. . . . . . . . . . . . . . . . . . . . .  21,759,279   $2,593  $103,279   $    (54,962)  $         (423)
  Rights Offering proceeds, net of offering costs. . . . .   3,636,364      363    18,108              -                -
  Issuance of warrants in connection with interim loan . .           -        -       206              -                -
  Warrants issued in connection with Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .           -        -     3,000              -                -
  Issuance costs of Trust Preferred Securities . . . . . .           -        -    (1,039)             -                -
  Stock options exercised including income tax benefit . .      14,600        1       114              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      93,324       10       520              -                -
  Translation adjustment . . . . . . . . . . . . . . . . .           -        -         -              -              413
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .           -        -         -        (30,625)               -
                                                            --------------------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .           -        -         -        (30,625)             413
                                                            --------------------------------------------------------------
December 31, 2001. . . . . . . . . . . . . . . . . . . . .  25,503,567   $2,967  $124,188   $    (85,587)  $          (10)
                                                            --------------------------------------------------------------
  Issuance of warrants to Hearst . . . . . . . . . . . . .           -        -       793              -                -
  Treasury stock purchases . . . . . . . . . . . . . . . .     192,000        -      (966)             -                -
  Interest on  notes receivable from officer . . . . . . .           -        -         -              -                -
  Stock options exercised including income tax benefit . .     334,402       35     3,781              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      44,920        3       374              -                -
  Tax benefit related to issuance costs of Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .           -        -       399              -                -
  Translation adjustment . . . . . . . . . . . . . . . . .           -        -         -              -               10
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           -        -       197              -                -
  Net income . . . . . . . . . . . . . . . . . . . . . . .           -        -         -         22,709                -
                                                            --------------------------------------------------------------
December 31, 2002. . . . . . . . . . . . . . . . . . . . .  26,074,889   $3,005  $128,766   $    (62,878)  $            -
                                                            --------------------------------------------------------------
  Stock options exercised including income tax benefit . .     262,639       28     2,330              -                -
  Employee stock purchase plan . . . . . . . . . . . . . .      31,311        1       398              -                -
  Interest on  notes receivable from officer . . . . . . .           -        -         -              -                -
  Payment of principal and interest on notes receivable
    From officer . . . . . . . . . . . . . . . . . . . . .           -        -         -              -                -
  Compensation expense related to restricted stock . . . .       8,000        -        16              -                -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           -        -        80              -                -
  Net income . . . . . . . . . . . . . . . . . . . . . . .           -        -         -         26,040                -
                                                            --------------------------------------------------------------
December 31, 2003. . . . . . . . . . . . . . . . . . . . .  26,376,839   $3,034  $131,590   $    (36,838)  $            -
                                                            ==============================================================


                                                              NOTES       TREASURY STOCK
                                                           RECEIVABLE  ---------------------       TOTAL
                                                              FROM     NUMBER OF                STOCKHOLDERS'
                                                             OFFICER     SHARES      COST     EQUITY (DEFICIT)
                                                            ---------------------------------------------------

December 31, 2000. . . . . . . . . . . . . . . . . . . . .  $      -   4,286,665   $(48,369)  $          2,118

  Rights Offering proceeds, net of offering costs. . . . .         -           -          -             18,471
  Issuance of warrants in connection with interim loan . .         -           -          -                206
  Warrants issued in connection with Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .         -           -          -              3,000
  Issuance costs of Trust Preferred Securities . . . . . .         -           -          -             (1,039)
  Stock options exercised including income tax benefit . .         -           -          -                115
  Employee stock purchase plan . . . . . . . . . . . . . .         -           -          -                530
  Translation adjustment . . . . . . . . . . . . . . . . .         -           -          -                413
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .         -           -          -            (30,625)
                                                            ---------------------------------------------------
  Comprehensive loss . . . . . . . . . . . . . . . . . . .         -           -          -            (30,212)
                                                            ---------------------------------------------------
December 31, 2001. . . . . . . . . . . . . . . . . . . . .  $      -   4,286,665   $(48,369)  $         (6,811)
                                                            ---------------------------------------------------
  Issuance of warrants to Hearst . . . . . . . . . . . . .         -           -          -                793
  Treasury stock purchases . . . . . . . . . . . . . . . .    (1,200)   (192,000)     2,166                  -
  Interest on  notes receivable from officer . . . . . . .      (106)          -          -               (106)
  Stock options exercised including income tax benefit . .         -           -          -              3,816
  Employee stock purchase plan . . . . . . . . . . . . . .         -           -          -                377
  Tax benefit related to issuance costs of Trust Preferred
  Securities . . . . . . . . . . . . . . . . . . . . . . .         -           -          -                399
  Translation adjustment . . . . . . . . . . . . . . . . .         -           -          -                 10
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      (200)          -          -                 (3)
  Net income . . . . . . . . . . . . . . . . . . . . . . .         -           -          -             22,709
                                                            ---------------------------------------------------
December 31, 2002. . . . . . . . . . . . . . . . . . . . .  $ (1,506)  4,094,665   $(46,203)  $         21,184
                                                            ---------------------------------------------------
  Stock options exercised including income tax benefit . .         -          -           -              2,358
  Employee stock purchase plan . . . . . . . . . . . . . .         -          -           -                399
  Interest on  notes receivable from officer . . . . . . .       (47)         -           -                (47)
  Payment of principal and interest on notes receivable
    From officer . . . . . . . . . . . . . . . . . . . . .     1,553          -           -              1,553
  Compensation expense related to restricted stock . . . .         -          -           -                 16
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .         -          -           -                 80
  Net income . . . . . . . . . . . . . . . . . . . . . . .         -          -           -             26,040
                                                            ---------------------------------------------------
December 31, 2003. . . . . . . . . . . . . . . . . . . . .  $      -   4,094,665   $(46,203)  $         51,583
                                                            ===================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 1 - DESCRIPTION  OF  BUSINESSES  AND  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company that operates through its wholly-owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to as the "Company" or "we". CCC operates as one business segment. As of December 31, 2003 we employed 895 full-time employees, compared to 834 at the end of 2002. We automate the process of evaluating and settling automobile claims. Our products and services allow our customers to integrate estimate information, including labor time and cost and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claims services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers to manage the automobile claims and vehicle restoration process. Our principal products and services are CCC Pathways collision estimating software, which provide our customers with access to various automobile information databases and claims management software and CCC Valuescope Claim Services ("CCC Valuescope"), formerly known as our Total Loss Valuation Services.

     As of December 31, 2003, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 - SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned or majority owned.

Cash  and  cash  equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Any realized gains or losses are shown in the accompanying consolidated statements of operations in other income or expense.

Short-term  Investments

     The Company considers all investments purchased with an original maturity of greater than three months and less than one year to be short-term investments. All short-term investments are carried at cost, which approximates fair value. Any realized gains or losses are shown in the accompanying consolidated statements of operations in other income or expense.

Revenue  Recognition

     Revenues are recognized after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. Revenue is deferred until all of the above-mentioned criteria are met. Revenues are reflected net of customer allowances, which are based on the application of a predetermined percentage.

Accounts  Receivable,  net

     Accounts receivable as presented in the accompanying consolidated balance sheets are net of reserves for customer allowances and doubtful accounts. The Company determines allowances for accounts receivable based on specific identification of customer accounts requiring allowances and the application of a predetermined percentage to the remaining accounts receivable balances. As of December 31, 2003 and 2002, $2.9 million and $2.3 million, respectively, has been applied as a reduction of accounts receivable.

     Activity in the allowance for doubtful account is as follows (in thousands):

                                            BALANCE AT    CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE
                                           BEGINNING OF    COSTS AND     OTHER        NET OF      AT END
DESCRIPTION                                   PERIOD       EXPENSES     ACCOUNTS    RECOVERIES   OF PERIOD
----------------------------------------  ----------------------------------------------------------------
2001 Allowance for Doubtful Accounts (a)  $       3,271       1,920          83       (2,986)  $    2,288
2002 Allowance for Doubtful Accounts s .  $       2,288       1,755          26       (1,756)  $    2,313
2003 Allowance for Doubtful Accounts s .  $       2,313       2,093         (68)      (1,395)  $    2,943

     (a) The allowance for doubtful accounts for 2001 has been restated to exclude balances related to discontinued operations.

Software  Development  Costs

     The Company expenses research and development costs as they are incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. For the years 2003, 2002 and 2001, research and development costs of approximately $6.3 million, $7.6 million and $13.0 million, respectively, are reflected in the accompanying consolidated statements of operations.

Property  and  Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives. The Company uses a 2-3 year life for computer equipment; 2-3 year life for purchased software, licenses and databases; 5 year life for furniture and other equipment; the term of the lease, ranging from 3 to 15 years for leasehold improvements; the term of the lease for capital leases and 20 year life for buildings.

Goodwill

     Under the provisions of SFAS No. 141 "Business Combinations" the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS No. 142 "Goodwill and Intangible Assets" (SFAS 142), goodwill is no longer amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The goodwill balance as of December 31, 2003 was $15.7 million.
The balance from the 1988 acquisition that included CCC Valuescope is $4.9 million. The remaining balance of $10.8 million represents the goodwill from the Comp-Est acquisition completed during February 2003.

     See Note 9, "Restructuring Charges" for discussion of the write-off of goodwill in 2001 related to the shut down of CCC International.

     The following table presents the impact of SFAS 142 on net loss per share had the accounting standard been in effect for fiscal 2001 (in thousands, except per-share amounts):

                                                      2003     2002      2001
                                                   ---------------------------
Net income (loss) - as reported . . . . . . . . .  $26,040  $22,709  $(30,625)
Amortization of goodwill. . . . . . . . . . . . .        -        -     1,247
                                                   ---------------------------
Net income (loss) - as adjusted . . . . . . . . .  $26,040  $22,709  $(29,378)
                                                   ===========================
Basic net income (loss) per share - as reported .  $  0.99  $  0.87  $  (1.39)
                                                   ===========================
Basic net income (loss) per share - as adjusted .  $  0.99  $  0.87  $  (1.34)
                                                   ===========================
Diluted net income (loss) per share - as reported  $  0.94  $  0.84  $  (1.39)
                                                   ===========================
Diluted net income (loss) per share - as adjusted  $  0.94  $  0.84  $  (1.34)
                                                   ===========================

Deferred  Financing  Costs

     Deferred financing costs are capitalized and amortized over the life of the underlying financing agreement. As of December 31, 2003 and 2002, deferred financing costs, net of accumulated amortization, of $0.3 million and $0.6 million, respectively, were included in other assets in the Company's consolidated balance sheet.

Income  Taxes

     Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realizable against future taxable income.

Fair  Value  of  Financial  Instruments

     The carrying amount of the Company's financial instruments approximates its estimated fair value based upon market prices for the same or similar type of financial instruments. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of investments may not be recoverable. Factors the Company considers important, which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and a going concern risk. See Note 5, "Investment in InsurQuote/ChannelPoint" and Note 8, "Dispositions."

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

     The Company applies APB No. 25 in accounting for its stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS 123, the Company's net income (loss) applicable to common stock and related per share amounts would have been impacted as indicated below (in thousands, except per share data):

                                                   2003     2002      2001
                                                ---------------------------
Net income (loss):
 As reported . . . . . . . . . . . . . . . . .  $26,040  $22,709  $(30,625)
 Pro forma . . . . . . . . . . . . . . . . . .  $23,570  $20,638  $(32,704)
Per share net income (loss) assuming dilution:
 As reported . . . . . . . . . . . . . . . . .  $  0.94  $  0.84  $  (1.39)
 Pro forma . . . . . . . . . . . . . . . . . .  $  0.85  $  0.77  $  (1.49)


     The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 2003, 2002 and 2001. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Per  Share  Information

     Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 23, "Earnings Per Share."

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

New  Accounting  Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN"). 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (also known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities ("VIEs") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities.

     The provisions of this interpretation were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the interpretation was initially effective beginning on July 1, 2003 for calendar-year companies. On October 9, 2003, however, the FASB issued FASB Staff Position No. FIN 46-6, which deferred the effective date of FIN 46 for VIEs that existed prior to February 1, 2003 until December 31, 2003 for calendar-year companies. The FASB continues to deliberate FIN 46, including the impact of kick-out rights to a decision maker. As of the date of this report, it is unclear what effect, if any, the modifications will have on CCC's implementation of FIN 46.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on our results of operations or our financial position.

Indemnification  Disclosure

     In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and, in certain circumstances, specified environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party's claims.

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of December 31, 2003, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

NOTE  3  -  SHORT-TERM  INVESTMENTS

     During the year we purchased short-term investments, which are investments with maturities longer than 90 days but shorter than 12 months. As of the end of the year, the held-to-maturity securities, recorded at cost, consisted of the following (in thousands):

                                     DECEMBER 31,
                                    --------------
                                     2003   2002
                                    --------------
Commercial paper. . . . . . . .     $4,504  $   -
Certificates of deposit . . . .      2,500      -
                                    --------------
Total . . . . . . . . . . . . .     $7,004  $   -
                                    ==============

NOTE  4  -  ACQUISITION

     On February 26, 2003, we acquired Comp-Est, Inc. ("Comp-Est") from the Motor Information Systems Division of Hearst Business Publishing, Inc. ("Hearst"). Immediately prior to our acquisition of Comp-Est from Hearst, Hearst acquired the selected net assets from Comp-Est pursuant to an Option and Acquisition Agreement, dated February 6, 1998, by and among Hearst, Comp-Est and the Comp-Est stockholders named therein. Comp-Est provides automotive estimating software applications to primarily single-location repair facilities. With the acquisition, we added over 5,000 additional customers and believe this is one of the fastest growing segments of the marketplace and can provide us with a broader suite of electronic estimating and other tools to all types of collision-repair businesses.

     The results of Comp-Est have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effects of the transaction were not material to our results. The purchase price, including capitalized acquisition costs, of approximately $13.4 million was paid in cash and was allocated to identifiable assets and liabilities and to intangible assets at their estimated fair values at the date of acquisition. The fair values of the intangible assets acquired were based on independent appraisals. The excess of the purchase price of $13.4 million paid over the estimated fair value of the assets acquired and the liabilities assumed of $2.5 million represent goodwill of $10.9 million.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

                          FEBRUARY 26,
                              2003
                         -------------

Current assets. . . . .  $          44
Property and equipment.             86
Intangible assets . . .          2,867
                         -------------
  Total assets acquired          2,997
Current liabilities . .            450
                         -------------
  Net . . . . . . . . .  $       2,547
                         =============


     Intangible assets include $1.9 million for customer relationships and $0.7 million for acquired software, both of which are being amortized on a straight-line basis over a period of 3 years. Also included in intangible assets, is a trademark valued at $0.3 million that is not being amortized.

NOTE 5 - INVESTMENT  IN  INSURQUOTE/CHANNELPOINT

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

     In 2001, the Company evaluated the collectibility of the $4.5 million note receivable from ChannelPoint, which had since acquired InsurQuote. Based on the evaluation, the Company provided an allowance of $4.9 million for the note receivable and accrued interest through June 30, 2001. A deferred tax benefit of $1.8 million was recorded as a result of this allowance. This determination was based on ChannelPoint's financial performance, cash balances and a going concern risk. Subsequently, the Company received $ 0.5 million from ChannelPoint in full settlement of the loan obligations outstanding.

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

NOTE 6 - ENTERSTAND  JOINT  VENTURE

     In 1998, the Company and Hearst Communications, Inc. ("Hearst Communications") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. The Company invested $2.0 million for a 19.9% equity interest in Enterstand.

     In 2000, both parties contributed additional funds to Enterstand to provide additional working capital. The Company funded $0.5 million and Hearst Communications funded $5.0 million to Enterstand. After these investments, the Company's ownership percentage decreased to 14.2%. In addition, the Company and Hearst Communications loaned Enterstand $8.5 million and $1.5 million, respectively, which were evidenced by promissory notes. Of the $8.5 million loaned to Enterstand by the Company, $3.5 million was funded in cash and $5.0 million of receivables from Enterstand were converted into the note receivable. These promissory notes were to mature in March 2005 and beared interest at 9.0%.

     The Company applied the equity method of accounting for its investment in Enterstand. From the inception date through March 31, 2000, the Company recorded 19.9% of Enterstand's losses. For the period April 1, 2000 through September 30, 2000, the Company recorded 85.0% of Enterstand's losses based on the Company's proportionate share of the total funding to Enterstand, which occurred on March 31, 2000. During the fourth quarter of 2000 and through May 2001, the Company funded 100% of the operating losses of Enterstand. As a result of this funding, the Company recorded 100% of the losses incurred during this period. In May 2001, the Company ceased funding the operating losses of Enterstand in connection with the decision to shut down CCC International.

     The Company's equity in net losses of Enterstand totaled $4.3 million for the year ended December 31, 2001. The Company has not recorded any income tax benefit on the equity in Enterstand's losses recorded since inception.

     During 1998, CCC and Enterstand entered into an agreement whereby CCC developed, for the benefit of Enterstand, certain claims processing software and databases. During 2001, CCC charged Enterstand $0.7 million for development work performed. In addition, CCC International and Enterstand entered into an agreement whereby CCC International provided Enterstand with certain administrative and operating services and office space. For the year ended December 31, 2001, CCC International charged Enterstand $2.4 million, for these services. These reimbursements from Enterstand are shown as reductions of the Company's operating expenses in the consolidated statement of operations.

      The operations of Enterstand were discontinued in 2001. In 2002, CCC International and Hearst Communications terminated their joint venture agreement, CCC International purchased Hearst Communications' interest in the venture for a nominal sum, and CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for $12.00 per share. The Company recorded a charge of $0.5 million for these warrants in 2001.

NOTE 7 - INVESTMENT  IN  CHOICEPARTS,  LLC

     In 2000, the Company formed an independent company, ChoiceParts, LLC ("ChoiceParts") with ADP and The Reynolds and Reynolds Company. The Company has a 27.5% equity interest in ChoiceParts, which the Company accounts for by applying the equity method thereby recording its share of income or loss. Approximately $1.7 million of the original $5.5 million commitment was still outstanding as of December 31, 2003 and there are no specific plans to fund this commitment at this time. Based on the nature of the Company's investment, the Company has recorded a deferred income tax benefit on its share of the losses.

NOTE 8 - DISPOSITIONS

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

     See discussion in Note 9, "Restructuring Charges" concerning the Company's decision to shut down CCC International in 2001 and Note 10, "Discontinued Operations" concerning the Company's decision to discontinue the operations of its CCC Consumer Services segment in 2001.

NOTE 9 - RESTRUCTURING  CHARGES

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

     In 2002, the Company recorded an additional charge of $0.9 million to revise the original expected future sublease income from $3.2 million to $2.3 million as a result of the current weak conditions of the real estate market.

     During 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     The following summarizes the activity in the restructuring accrual (in thousands):

                                 EXCESS
                               FACILITIES
                              ------------
Balance at December 31, 2002  $     1,979
Cash payments. . . . . . . .       (1,210)
                              ------------
Additional charges . . . . .        1,061
                              ------------
Balance at December 31, 2003  $     1,830
                              ============


NOTE 10 - DISCONTINUED  OPERATIONS

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

     Revenues and loss from discontinued operations were as follows (in thousands):

                                                         2003    2002     2001
                                                        ----------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . .  $   -  $   -   $ 4,587
                                                        ======================
Loss before income taxes . . . . . . . . . . . . . . .  $   -  $   -   $(1,920)
Income tax benefit . . . . . . . . . . . . . . . . . .      -      -       931
                                                        ----------------------
Loss from operations . . . . . . . . . . . . . . . . .      -      -      (989)
                                                        ----------------------
Gain (loss) on disposal. . . . . . . . . . . . . . . .      -    566    (7,105)
Income tax (provision) benefit . . . . . . . . . . . .      -   (212)    2,122
                                                        ----------------------
Net gain (loss) on disposal. . . . . . . . . . . . . .      -    354    (4,983)
                                                        ----------------------
Income (loss) from discontinued operations, net of tax  $   -  $ 354   $(5,972)
                                                        ======================

     During 2002, the Company recorded a benefit of $0.2 million, from the cash receipt of a disputed receivable that was fully reserved. The Company also reviewed its remaining obligations related to the disposal of this segment, and as a result, recorded a favorable adjustment, net of taxes, of $0.4 million.

NOTE 11 - LITIGATION  SETTLEMENT

     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount CCC will contribute towards potential settlement that would resolve potential claims arising out of approximately 30% of the transaction volume of CCC Valuescope during the period covered by the lawsuits. As settlement negotiations have progressed, the number of participants and the cost of the proposed settlement have fluctuated. Based on the current status of those discussions, CCC anticipates completing an initial settlement that would eliminate the viability of class claims in 7 of the 11 class actions pending in the trial or appellate courts against the Company and certain of its customers related to CCC Valuescope and would resolve potential claims arising out of approximately 17% of the Company's total transaction volume, for valuations involving first party claims, during the time period covered by the lawsuits. The Company estimates that its contribution toward such a settlement would be approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. The Company currently anticipates that the proposed settlement would include a resolution of any potential claims for indemnification or contribution by its customers relating to the transactions covered by the settlement. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's Valuescope transaction volume could be settled on comparable terms. See discussion in Note 27, "Legal Proceedings."

NOTE 12 - INCOME  TAXES

     Income taxes applicable to income (loss) from continuing operations before equity losses consisted of the following (in thousands):


                                                                               YEAR ENDED DECEMBER 31
                                                                          -----------------------------
                                                                              2003       2002      2001
                                                                          -----------------------------
Current (provision) benefit:
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(13,527)  $ (6,540)  $12,005
 State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (719)    (1,037)    1,418
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20          3        (8)
                                                                          -----------------------------
 Total current (provision) benefit . . . . . . . . . . . . . . . . . . .   (14,226)    (7,574)   13,415
                                                                          -----------------------------
Deferred (provision) benefit:
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139     (3,471)    4,558
 State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (198)       625       356
                                                                          -----------------------------
 Total deferred (provision) benefit. . . . . . . . . . . . . . . . . . .       (59)    (2,846)    4,914
                                                                          -----------------------------
 Total income tax (provision) benefit. . . . . . . . . . . . . . . . . .  $(14,285)  $(10,420)  $18,329
                                                                          =============================

     The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows (in thousands, except percentages):



                                                                    YEAR ENDED DECEMBER 31
                                                  -------------------------------------------------------
                                                          2003                2002              2001
                                                  -------------------------------------------------------

Federal income tax (provision) benefit
at statutory rate. . . . . . . . . . . . . . . .  $(14,134)  (35.0)%  $(11,471)  (35.0)%  $14,219    35.0%
State and local taxes, net of federal income tax
effect and before valuation allowances . . . . .    (1,197)    (3.0)    (1,073)    (3.3)    1,152     2.8
Goodwill amortization. . . . . . . . . . . . . .         -        -          -        -      (334)   (0.6)
Change in valuation allowance. . . . . . . . . .         -        -       (110)    (0.4)   (8,663)  (21.3)
Nondeductible expenses . . . . . . . . . . . . .      (131)    (0.3)      (140)    (0.4)     (140)   (0.4)
Write-off of foreign investments . . . . . . . .         -        -        132      0.4    12,101    29.7
Research and experimentation credits . . . . . .        91      0.2      2,383      7.3         -       -
Reduction of tax reserves upon resolution of tax
 uncertainties . . . . . . . . . . . . . . . . .     1,111      2.8          -        -         -       -
Other, net . . . . . . . . . . . . . . . . . . .       (25)    (0.1)      (141)    (0.4)       (6)   (0.1)
                                                  -------------------------------------------------------
Income tax (provision) benefit . . . . . . . . .  $(14,285)   (35.4)% $(10,420)   (31.8)% $18,329    45.1%
                                                  =======================================================


     In 2001, the Company received net refunds of $4.5 million, of which $2.5 million related to the carryback to 1998 of net operating losses incurred in 2000 and $2.0 million related to refunded tax payments previously made in 2000.

     In 2002, the Company received a refund of $13.1 million, of which $7.8 million was attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. The total amount represented the refund of taxes paid in 1996, 1997, 1998 and 1999 when net operating losses incurred in 2001 were carried back to those years. The Company also made income tax payments, net of refunds, of $7.9 million in 2002.

     In 2002, the Company filed amended returns to claim research and experimentation tax credits applicable to the years 1998, 1999 and 2000 and recorded a credit to income tax expense of $2.0 million. Included in income taxes receivable is a refund of $1.1 million of the expected credit. Current income taxes payable as of December 31, 2002, is also net of $0.9 million in research tax credits being carried forward. The remaining balance of $0.5 million in income taxes receivable, as of December 31, 2002, represents expected state tax refunds. The Company also recorded research and experimentation credits of $0.4 million for 2002.

       During the fourth quarter of 2003, the Company recorded an additional research tax credit of $0.1 million. The Company also reviewed its tax reserves in conjunction with the completion of the Internal Revenue Service tax audit and recorded a favorable adjustment of $1.1 million, disclosed as "other, net" in the above table.

     In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. For the years 2003, 2002 and 2001, these tax benefits totaled $0.5 million, $0.7 million and $0.6 million, respectively.

     The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows (in thousands):

                                                DECEMBER 31,
                                           -------------------
                                               2003       2002
                                           -------------------
Deferred income tax assets (liabilities):
 Capital loss carryforward. . . . . . . .  $  7,390   $  7,390
 Foreign net operating losses . . . . . .     4,209      4,209
 Litigation settlement. . . . . . . . . .     2,694      2,050
 Lease termination. . . . . . . . . . . .     1,563      1,542
 Bad debt expense . . . . . . . . . . . .     1,100        865
 Intangible amortization. . . . . . . . .       883        973
 Depreciation and amortization. . . . . .       836      1,084
 Rent . . . . . . . . . . . . . . . . . .       805        840
 Accrued compensation . . . . . . . . . .       290        296
 State research credits . . . . . . . . .       120      1,584
 Deferred revenue . . . . . . . . . . . .       (22)        25
 Other, net . . . . . . . . . . . . . . .       858      1,195
                                           -------------------
Subtotal. . . . . . . . . . . . . . . . .    20,726     22,053
Valuation allowance . . . . . . . . . . .   (11,599)   (11,599)
                                           -------------------
Total deferred income tax assets. . . . .  $  9,127   $ 10,454
                                           ===================


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

NOTE 13 - OTHER  CURRENT  ASSETS

     Other  current  assets  consisted  of  the  following  (in  thousands):

                                                                DECEMBER 31,
                                                              --------------
                                                                2003    2002
                                                              --------------

Insurance reimbursement for litigation settlement. . . . . .  $2,000  $2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . .   1,948   1,966
Prepaid equipment maintenance. . . . . . . . . . . . . . . .   1,261     911
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . .   1,080     673
Income tax receivable - research and experimentation credits     750   1,125
Income tax receivable - State. . . . . . . . . . . . . . . .      44     549
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,286   1,275
                                                              --------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,369  $8,499
                                                              ==============

     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement. See Note 27, "Legal Proceedings" for discussion of the charge.

NOTE 14 - PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  (in  thousands):

                                                 DECEMBER 31,
                                            -------------------
                                                2003       2002
                                            -------------------

Purchased software, licenses and databases  $ 20,070   $ 17,164
Computer equipment . . . . . . . . . . . .    14,715     11,660
Leasehold improvements . . . . . . . . . .     7,067      6,581
Furniture and other equipment. . . . . . .     5,339      5,021
Building and land. . . . . . . . . . . . .     1,796      1,796
                                            -------------------
 Total gross . . . . . . . . . . . . . . .    48,987     42,222
Less accumulated depreciation. . . . . . .   (36,211)   (29,815)
                                            -------------------
 Total net . . . . . . . . . . . . . . . .  $ 12,776   $ 12,407
                                            ===================

     As a result of a review of the Company's computer equipment and software in 2003 and 2002, the Company wrote-off out-of-service fully depreciated assets totaling $0.8 million and $4.6 million, respectively.

     As of December 31, 2003 and 2002, computer equipment, net of accumulated depreciation, that is on lease to certain customers under operating leases of $0.2 million and $0.5million, respectively, is included in computer equipment. Future minimum rentals under non-cancelable customer leases aggregate approximately $0.2 million in 2004.

     In 2001, the Company recorded a charge of $4.3 million, net of expected sublease income, to write-off excess office space in Chicago. This charge included $2.1 million of leasehold improvements.

     In 2001, the Company entered into two separate agreements to lease software licenses. These leases, which are for 36 months expiring in early 2004, are classified as capital leases. The Company made payments of $0.6 million in each of the years 2003 and 2002. Included in the payments made in each of the years 2003 and 2003 was interest of $0.1 million. Future minimum lease payments under these capital lease obligations aggregate approximately $0.2 million in 2004.

NOTE 15 - ACCRUED  EXPENSES

     Accrued  expenses  consisted  of  the  following  (in  thousands):

                                      DECEMBER 31,
                                    ---------------
                                     2003     2002
                                    ---------------

Litigation settlements . . . . . . $ 6,475  $ 7,074
Compensation . . . . . . . . . . .   4,468   10,781
Health insurance . . . . . . . . .   1,256    1,041
Sales tax. . . . . . . . . . . . .     933    1,103
Restructuring charges. . . . . . .     860    1,159
Professional fees. . . . . . . . .     843    1,389
Other, net . . . . . . . . . . . .   1,687    2,894
                                    ---------------
Total. . . . . . . . . . . . . . . $16,522  $25,441
                                    ===============

NOTE  16  -  OTHER  LIABILITIES

     Other  liabilities  consisted  of  the  following  (in  thousands):

                                      DECEMBER 31,
                                    --------------
                                     2003    2002
                                    --------------

Deferred rent . . . . . . . . .     $2,140  $2,230
Other, net. . . . . . . . . . .        924     992
                                    --------------
Total . . . . . . . . . . . . .     $3,064  $3,222
                                    ==============

NOTE  17  -  CCC  CAPITAL  TRUST

     In 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which were presented on the consolidated balance sheet as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures", ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $6.875 per share, revised from the original exercise price of $10.00 per share, to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. Each share of the Series F Preferred Stock entitles Capricorn Investors III, L.P. to 12,000 votes and expires on the earlier of (i) the date the warrants are exercised in full or (ii) the warrant expiration date, which is February 23, 2006.

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

     On November 30, 2001, the Indenture relating to the Trust Preferred Securities was amended to permit the Company to conduct a rights offering and enter into a new bank credit facility. In addition, the 1,200,000 warrants issued to Capricorn Investors III, L.P. were amended to change the exercise price to $6.875, revised from the original exercise price of $10.00, in consideration for certain waivers and amendments that allowed the Company to conduct a rights offering and execute a new credit facility. Using the Black-Scholes pricing model, the fair value of this amended pricing was estimated to be $0.7 million. See discussion in Note 18, "Rights Offering" and Note 19, "Long Term Debt."

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

NOTE 18 - RIGHTS  OFFERING

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

NOTE  19  -  LONG-TERM  DEBT

     On November 30, 2001, in conjunction with the Rights Offering, CCC entered into a $30 million credit facility agreement (the "Credit Facility") with two lenders. The Credit Facility contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures. In addition, the Credit Facility has certain covenants that require CCC to maintain specified levels of quarterly operating cash flow, debt coverage, fixed-charge coverage and net worth. CCC is also required to provide the bank group with monthly, quarterly and annual financial reporting. The Credit Facility matures on November 30, 2004. The Credit Facility is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. All advances under the Credit Facility bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Credit Facility. As of December 31, 2003, we were in compliance with all covenants and had no advances under the Credit Facility.

     During the years ended December 31, 2002 and 2001, the weighted average interest rates were 4.0% and 7.8 %, respectively. CCC made cash interest payments of $0.2 million, $0.2 million and $3.5 million, during the years ended December 31, 2003, 2002 and 2001, respectively. The interest paid in 2003 represents a commitment fee of 0.5% on the unused portion of the Credit Facility. During 2002, CCC had net repayments under the line of credit of $6.5 million, resulting from draws under the Credit Facility of $22.0 million and repayments of $28.5 million.

NOTE  20  -  TREASURY  STOCK

     In 2002, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million, accruing interest at 6.75%, for the purchase of 192,000 treasury shares at a price of $6.25 per share, which was the fair value of the Company's stock at that date. During the second quarter of 2003, the note, along with accrued interest, was repaid in full. As of December 31, 2003, there were no notes receivable from officers.

NOTE  21 - EMPLOYEE  BENEFIT  PLANS

Defined  Contribution  Savings  and  Investment  Plan

     The Company sponsors a tax-qualified defined contribution savings and investment plan ("Savings Plan"). Participation in the Savings Plan is voluntary, with substantially all employees eligible to participate. Expenses related to the Savings Plan consist primarily of Company contributions that are based on percentages of certain employees' contributions. Defined contribution expense for the years ended December 31, 2003, 2002 and 2001 was $0.9 million, $1.7 million and $1.2 million, respectively. Included in the 2002 defined contribution expense is an additional discretionary contribution of $0.6 million made by the Company in February 2003, into the Savings Plan of all eligible employees, for the purchase of Company stock.

Employee  Stock  Purchase  Plan

     In 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the employee stock purchase plan, 500,000 shares have been authorized for issuance and 230,134 are available for issuance at December 31, 2003. During 2003, 2002 and 2001, the Company issued 31,311, 44,920 and 93,324 shares pursuant to the employee stock purchase plan at prices ranging from $9.72 to $16.04, $5.10 to $15.60 and $4.64 to $7.23, respectively. See Note 22, "Stock Option Plans" for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS 123.

NOTE  22  -  STOCK  OPTION  PLANS

     In 1988, the Company's Board of Directors adopted a nonqualified stock option plan ("1988 Plan"). Under the 1988 Plan, as amended in 1992, options may be granted at a per share price of not less than the greater of $1.375 or the fair market value as of the date of grant, as determined by the Compensation and Nominating Committee of the Board of Directors ("Committee"). At December 31, 2001, no additional options can be granted and no options were outstanding under the 1988 Plan.

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

     In 2000, the Company's shareholders approved a new stock incentive plan ("2000 Plan") as an amendment and restatement of the 1997 Plan. The terms of the 2000 Plan were applied to all outstanding options under the 1997 Plan. No additional awards will be granted under the 1997 Plan. The 2000 Plan provides that the aggregate number of shares of the Company's common stock that may be issued under the 2000 Plan, including shares authorized but not issued or reserved under the 1997 Plan, shall not exceed 3,900,000. In the event of a lapse, expiration, termination, forfeiture or cancellation of any option granted under the 2000 Plan or the 1997 Plan without the issuance of shares or payment of cash, the common stock subject to or reserved for such incentive may be used again. At December 31, 2003, additional options of 183,779 are available to be granted under the 2000 Plan.

     Option  activity  during  2003,  2002  and  2001  is  summarized  below:

                                      WEIGHTED    WEIGHTED   WEIGHTED
                                      AVERAGE     AVERAGE    AVERAGE
                                      EXERCISE    EXERCISE   EXERCISE
                                       SHARES      PRICE      SHARES     PRICE     SHARES     PRICE
                                    ----------------------------------------------------------------
Options Outstanding:
 Beginning of year . . . . . . . .   2,922,270   $    9.12   3,005,452   $ 9.31   3,190,013   $10.57
 Granted . . . . . . . . . . . . .     561,325   $   17.29     547,500   $ 9.75     998,524   $ 7.32
 Exercised . . . . . . . . . . . .    (262,639)  $    6.97    (334,402)  $ 9.26     (14,600)  $ 7.50
   Forfeited and Expired . . . . .     (73,850)  $   13.08    (296,280)  $11.97  (1,168,485)  $11.38
                                    ----------------------------------------------------------------
   End of year . . . . . . . . . .   3,147,106   $   10.67   2,922,270   $ 9.12   3,005,452   $ 9.31
                                    ================================================================
Options exercisable at year-end. .   1,708,676   $    9.51   1,316,658   $ 9.08   1,211,629   $ 9.61
                                    ================================================================
Weighted average grant date fair
   value of options granted during
   the year. . . . . . . . . . . .               $   11.12               $ 6.40               $ 3.22
                                                 =========               ======               ======


     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                             OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                           --------------------------------------------------
                             WEIGHTED
                             AVERAGE     WEIGHTED  WEIGHTED
                            REMAINING    AVERAGE   AVERAGE
                           CONTRACTUAL   EXERCISE  EXERCISE
RANGE OF EXERCISE PRICES.    SHARES        LIFE     PRICE      SHARES   PRICE
-------------------------  --------------------------------------------------
1.38 to $1.38. . . . . .       77,360      0.23  $    1.38     77,360  $ 1.38
5.51 to $6.75. . . . . .      284,432      7.77  $    6.06    146,281  $ 5.99
6.88 to $6.88. . . . . .       74,042      2.42  $    6.88     51,250  $ 6.88
7.50 to $8.90. . . . . .    1,182,380      7.44  $    8.42    619,861  $ 8.42
9.00 to $11.13 . . . . .      498,780      6.22  $   10.49    410,137  $10.47
12.13 to $16.63. . . . .      490,037      5.79  $   13.56    395,662  $13.29
17.20 to $18.71. . . . .      540,075      9.19  $   17.41      8,125  $17.82
                           --------------------------------------------------
1.38 to $18.71 . . . . .    3,147,106      7.02  $   10.67  1,708,676  $ 9.51
                           ==================================================

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 72%, 74% and 43% for 2003, 2002 and 2001, respectively; and a risk-free interest rate of 3.2%, 4.1% and 4.6% for 2003, 2002 and 2001, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2003, 2002 and 2001. No dividend yield was assumed for all years.

NOTE  23  -  EARNINGS  PER  SHARE

     A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, is presented below (in thousands, except per share data):


                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                   2003     2002      2001
                                                --------------------------

Net income (loss). . . . . . . . . . . . . . .  $26,040  $22,709  $(30,625)
                                                ==========================
Weighted average common shares . . . . . . . .   26,243   25,850    21,967
Effect of common stock options and warrants. .    1,412    1,054         -
                                                --------------------------
Weighted average diluted shares. . . . . . . .   27,655   26,904    21,967
                                                ==========================
Income (loss) per common share -basic:
   Income (loss) from continuing operations. .  $  0.99  $  0.86  $  (1.12)
   Income (loss) from discontinued operations.        -     0.01     (0.27)
                                                --------------------------
Income (loss) per common share-basic . . . . .  $  0.99  $  0.87  $  (1.39)
                                                ==========================
Income (loss) per common share -diluted:
   Income (loss) from continuing operations. .  $  0.94  $  0.83  $  (1.12)
   Income (loss) from discontinued operations.        -     0.01     (0.27)
                                                --------------------------
Income (loss) per common share-diluted . . . .  $  0.94  $  0.84  $  (1.39)
                                                ==========================

     Options and warrants to purchase a weighted average number of 466,809 shares, 365,602 shares and 4,070,040 shares of common stock for 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The exercise price of these options and warrants ranged from $16.63 to $18.71 per share. Since the Company had net losses for the year ended December 31, 2001 options to purchase a weighted average of 93,687 were not included in the computation of diluted earnings per share because the options, if included, would have been antidilutive.

NOTE  24  -  COMMITMENTS  AND  CONTINGENCIES

     The Company leases facilities, computers, telecommunications and office equipment under non-cancelable operating lease agreements that expire at various dates through 2008. As of December 31, 2003, future minimum cash lease payments were as follows (in thousands):


                    TOTAL    2004    2005   2006   2007   2008   THEREAFTER
                  ---------------------------------------------------------
Operating leases  $35,464  12,430  10,738  3,437  3,204  3,061     2,594
                  =========================================================

     During 2003, 2002 and 2001, operating lease rental expense was $5.2 million, $6.3 million and $8.1 million, respectively.

NOTE  25  -  BUSINESS  SEGMENTS

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

     We currently operate our business as one segment. Our products and services facilitate the processing of automobile physical damage claims and help to improve decision-making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile insurance claims process. We market our products and services through one U.S. sales and service organization. Our management team evaluates resource allocation decisions and our performance based on financial information on a total company profit level and at the product revenue level, accompanied by disaggregated information about revenues by geographic regions.

     See discussion in Note 9, "Restructuring Charges" concerning the Company's decision to shut down CCC International, previously reported as a segment. DriveLogic, formed in 1999 and previously reported as a segment, developed products and services that served the automobile claims industry supply chain through the Internet. As part of a restructuring at the end of June 2001, the Company consolidated the operations of DriveLogic with the CCC U.S. segment. In addition, the Company previously reported CCC Consumer Services as a segment. See discussion in Note 10, "Discontinued Operations" concerning the Company's decision to shut down the Consumer Services business. Shared services, tasked with facilitating the performance of the revenue producing divisions, now supports the one segment.

     Revenue  by  suites  is  as  follows  (dollars  in  thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2003      2002      2001
                                                   ----------------------------
CCC Pathways. . . . . . . . . . . . . . . . . . .  $118,190  $116,231  $109,568
CCC Valuescope. . . . . . . . . . . . . . . . . .    42,187    45,463    47,977
Workflow Products . . . . . . . . . . . . . . . .    26,107    22,602    19,706
Information Services Products . . . . . . . . . .     1,708     1,134       828
Other . . . . . . . . . . . . . . . . . . . . . .     5,160     6,430     8,180
                                                   ----------------------------
  Total Revenue from U.S.Operations . . . . . . .   193,352   191,860   186,259
  Total Revenue from CCC International Operations         -         -     1,682
                                                   ----------------------------
    Total Revenue . . . . . . . . . . . . . . . .  $193,352  $191,860  $187,941
                                                   ============================

NOTE  26  -  RESTRICTED  STOCK

     During the third quarter of 2003, the Company issued, as compensation, a total of 8,000 shares of restricted stock, under the 2000 Stock Incentive Plan, with a fair market value of $14.93 per share to two members of the Audit Committee of the Board of Directors, each of whom received 4,000 shares. The shares vest over a period of four years from issuance, although accelerated vesting is provided in certain instances. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. A third member of the audit committee will receive compensation annually in the form of cash. The fair value of the restricted stock on the date of grant in 2003 was approximately $0.2 million. Total compensation expense recognized for the year ended December 31, 2003, was approximately $16 thousand.

NOTE  27  -  LEGAL  PROCEEDINGS

     The Company has pending against it a number of putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. The caption and other relevant information concerning each such case is set forth below.

PENDING  CLASS  ACTIONS

     SUSANNA COOK v. DAIRYLAND INS. CO., SENTRY INS. and CCC INFORMATION SERVICES INC., No. 2000 L-1 (filed January 31, 2000 in the Circuit Court of Johnson County, Illinois)). The Plaintiff in COOK seeks certification of a plaintiff class as well as a defendant class consisting of all insurance companies who used CCC's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law claims against CCC and seeks an unspecified amount of compensatory and punitive damages, attorney's fees and costs.

     LANCEY v. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, and CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); TRAVIS v. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE and CCC INFORMATION SERVICES INC., Case No. 01 L 290 (filed February 16, 2001); KMUCHA
v. COLONIAL PENN INSURANCE a/k/a GE PROPERTY AND CASUALTY INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 03 L 1267 (filed September 18, 2003);
and  JACKSON  v.  ATLANTA  CASUALTY  COMPANY  and  INFINITY  PROPERTY & CASUALTY
CORPORATION and CCC INFORMATION SERVICES INC., Case No. 03 L 1266 (filed September 18, 2003). These cases were filed in the Circuit Court of Madison County, Illinois, by the same group of plaintiffs' lawyers who filed the COOK lawsuit. The claims asserted and relief sought in these cases is substantially similar to those in the COOK case. All four cases seek certification of a plaintiff class. The LANCEY case also seeks certification of a defendant class.

     ROGAN v. FARMERS INSURANCE GROUP, FARMERS INSURANCE EXCHANGE, and CCC INFORMATION SERVICES INC., Case No. SC076462 (filed March 24, 2003 in the Superior Court of the State of California, County of Los Angeles County). Plaintiff asserts various common law and statutory claims against his insurance company and against CCC, including a claim under California Business & Professions Code Section 17200, et seq. Plaintiff seeks recovery of unspecified damages, an accounting, restitution and disgorgement, on his own behalf and on behalf of the general public, punitive damages, and an award of attorneys' fees. At a hearing on January 29, 2004, the court sustained CCC's demurrer to all claims against CCC except for the Section 17200 claim, which the court stayed pending a separate action to which CCC is not a party. The court also granted a motion to compel an appraisal of Plaintiffs' claims.

     CCC and certain of its insurance company customers have been engaged in settlement discussions with the plaintiffs' attorneys who filed the above-referenced cases in Johnson County and Madison County, Illinois. As negotiations have progressed, the number of participants and the cost of the proposed settlement have fluctuated. Based on the current status of those discussions, the Company anticipates completing an initial settlement that would eliminate the viability of class claims in 7 of the 11 class actions pending in the trial or appellate courts against the Company and certain of its customers and would resolve potential claims arising out of approximately 17% of the Company's total transaction volume, for valuations involving first party claims, during the time period covered by the lawsuits. These settlement negotiations are ongoing, but at this time CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. Upon completion of the settlement negotiations, CCC would agree to enter into the settlement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the plaintiff, the putative class or anyone else.

     During 2001, CCC recorded a pre-tax charge of $4.3 million, net of the expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward a potential settlement of that would resolve potential claims arising out of approximately 30% of CCC's total transaction volume during the time period covered by the lawsuits. Based on the current status of the settlement discussions, the Company anticipates contributing approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million, toward an initial settlement that would resolve potential claims arising out of approximately 17% of the Company's transaction volume, for valuations involving first party claims, during the period covered by the lawsuits. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms.
CLASS  ACTION  DISMISSALS  PENDING  ON  APPEAL

     MYERS v. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA, and CCC INFORMATION SERVICES INC., No. 99 CH 2793 (filed February 22, 2000) and STEPHENS v. PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October28, 1999). These two cases assert claims and seek relief substantially similar to the cases pending in Madison County, Illinois described above. Each of these cases was dismissed with prejudice by the trial court and appealed to the Illinois
Appellate  Court  for  the  First  District.

     McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., and CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000 in the State Court of Fulton County, Georgia), DASHER v. ATLANTA CASUALTY CO. and CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed June 16, 2000 in the State Court of Fulton County, Georgia) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000 in the State Court of Fulton County, Georgia). The Plaintiffs in these three cases, each of whom seeks to represent a nationwide class of insureds against CCC and the named insurance company defendant, allege that CCC's Valuescope valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiffs assert various common law and statutory claims against CCC and the insurance company defendants, including claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, attorneys' fees and expenses. Each Plaintiff's claims were dismissed with prejudice by the trial court, and each Plaintiff has filed a notice of appeal.

CLASS  ACTION  DISMISSALS  IN  2003-NO  APPEALS  FILED

     In addition, during the last quarter of 2003, one case previously disclosed by CCC during 2003 was voluntarily dismissed in the wake of a court-ordered appraisal, and one case previously disclosed by CCC during 2003 was dismissed with prejudice upon CCC's motion. In ROMERO v. VESTA FIRE INSURANCE CORPORATION and CCC INFORMATION SERVICES INC., Case No. 367282 (filed November 19, 2001 in the Superior Court of the State of California, County of Riverside), the plaintiff filed a notice of voluntary dismissal in the wake of a court-ordered appraisal proceeding. Plaintiff recently filed a motion to set aside the voluntary dismissal for the sole purpose of securing the court's approval of the dismissal of the putative class action case. In SCALES v. GEICO GENERAL
INSURANCE COMPANY and CCC INFORMATION SERVICES INC., No. 01 CH 8198 (filed May 16, 2001), the court dismissed the plaintiff's claims against CCC with prejudice on December 2, 2003.

INDIVIDUAL  CASES  AGAINST  CCC

     HECKLER v. PROGRESSIVE EXPRESS INSURANCE COMPANY, PROGRESSIVE AMERICAN INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 00003573 (filed against CCC on November 5, 2001 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida). The plaintiff in Heckler asserts claims substantially similar to the above-described cases, and also alleges that CCC's Valuescope valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiff seeks an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs. The HECKLER cases are pled as an individual action.

     WILLIAMS v. NATIONWIDE MUTUAL INSURANCE COMPANY, NATIONWIDE MUTUAL FIRE INSURANCE COMPANY, NATIONWIDE PROPERTY AND CASUALTY INSURANCE COMPANY, and CCC INFORMATION SERVICES INC., Civil Action No. CV-2002-094 (filed November 12, 2002 in the Circuit Court of Barbour County, Alabama). The plaintiff in WILLIAMS asserts claims substantially similar to the above-described cases, and also alleges that CCC's Valuescope valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiff seeks an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs, although plaintiff alleges that her compensatory and punitive damages, exclusive of interest and fees, do not exceed $75,000. The WILLIAMS case is pled as an individual action. CCC has reached an agreement to resolve the claims asserted against it in this case. The resolution of this case will not have a material adverse effect on CCC's business, financial condition or results of operations.

OTHER  MATTERS

     CCC is aware of two class certification rulings in cases involving CCC's Valuescope valuation service, to which CCC is not a party. In JOSEPH JOHNSON ET AL. v. FARMERS INSURANCE EXCHANGE, NO. D035649 (SUPERIOR COURT NO. 726452), the California Court of Appeal reversed an order by the San Diego County Superior Court denying class certification. The Court of Appeal ordered the Superior Court to certify a class consisting of all California residents insured under a Farmers California private party passenger vehicle policy who, from December 10, 1994 through the present, received a first party total loss settlement or settlement offer that was less than the CCC base value because of a deduction for one or more condition adjustments, and whose overall vehicle condition was at least average and up to, but not including, "dealer ready." CCC is not a party to the JOHNSON case but has become aware of the Court of Appeal's class certification ruling.

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

     Four of the CCC's automobile insurance company customers have made contractual and, in some cases, common law indemnification claims against CCC for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred or to be incurred by them in connection with litigation relating to their use of CCC Valuescope. The Company has not been advised of specific facts to support these customers' demands for indemnification in several instances. CCC has, however, responded to each of these demands and believes that it has defenses to these claims, including counterclaims for indemnification as well as a general release in one instance.

     CCC intends to vigorously defend its interests in all of the above described pending matters and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC was held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. CCC is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the lawsuits proceed, CCC will continue to assess its potential impact.



                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT     CHARGED TO   CHARGED                  BALANCE
                                               BEGINNING OF    COSTS AND    TO OTHER   ADDITIONS/    AT END
DESCRIPTION                                       PERIOD        EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
---------------------------------------------  --------------------------------------------------------------
2001 Allowance for Doubtful Accounts (b). . .  $       3,271       1,920        83    (2,986)(a)  $    2,288
2002 Allowance for Doubtful Accounts. . . . .  $       2,288       1,755        26    (1,756)(a)  $    2,313
2003 Allowance for Doubtful Accounts. . . . .  $       2,313       2,093       (68)   (1,395)(a)  $    2,943

2001 Deferred Income Tax Valuation Allowance.  $       2,826           -         -      8,663(c)  $   11,489
2002 Deferred Income Tax Valuation Allowance.  $      11,489           -         -        110(d)  $   11,599
2003 Deferred Income Tax Valuation Allowance.  $      11,599           -         -             -  $   11,599

(a)  Accounts  receivable  write-offs,  net  of  recoveries.
(b) The allowance for doubtful accounts for 2001 has been restated to exclude balances related to discontinued operations.
(c) Increase in deferred income tax valuation allowance for foreign net operating losses and ChannelPoint capital loss carryforward.
(d) Additional valuation allowance for capital loss on sale of CCC Southeast assets (goodwill).


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

10.23 Employment Agreement, effective July 1, 2001, by and between CCC Information Services Inc. and Githesh Ramamurthy (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.23 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.24 Executive Loan Arrangement by and between CCC Information Services Inc. and Charlesbank Capital Partners dated July 16, 2001 (incorporated herein by reference to Exhibit 10.24 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.25 Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.25 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.26 Promissory Note from Githesh Ramamurthy to CCC Information Services Group Inc. (management contract required to be filed pursuant to Item 601 of Regulation S-K) (incorporated herein by reference to Exhibit 10.26 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.27  First  amendment  to  the  401(k) Company Retirement Savings and Interest
     Plan,  dated  December  31,  2002

10.28  First  amendment  to  2000  Stock  Incentive Plan dated February 10, 2003

10.29  First  amendment  to  1997  Stock  Plan  dated  February  10,  2003

10.30 Purchase and Waiver Agreement, dated as of October 21, 2002, by and among the Company, CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, Commission File Number 000-28600 Filed on October 28,
     2002)

10.31 Option and Acquisition Agreement dated February 6, 1998 by and among Hearst Business Publishing, Inc. and Comp-Est, Inc

10.32 First Amendment to Option and Acquisition Agreement dated February 26, 2003 by and among the Motor Information Systems Division of Hearst Business Publishing, Inc. and Comp-Est, Inc.

10.33 Option Agreement dated February, 1998 between Motor Information Systems Division of Hearst Business Publishing, Inc. and CCC Information Service Inc.

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

23.1 *  Consent of PricewaterhouseCoopers LLP

31.1 * Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

31.2 * Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

32.1 * Section  1350  Certifications  of  Chief  Executive  and Financial
     Officers



*  Filed  herewith.


                                   SIGNATURES

By:     /s/ Githesh Ramamurthy                                By:     /s/ Thomas L. Kempner
        -----------------------                                       --------------------------
Name:   Githesh Ramamurthy                                    Name:   Thomas L. Kempner
Title:  Chairman and Chief Executive Officer                  Title:  Director


By:     /s/ Reid E. Simpson                                   By:     /s/ J. Roderick Heller III
        -----------------------                                       --------------------------
Name:   Reid E. Simpson                                       Name:   J. Roderick Heller III
Title:  Executive Vice President and                          Title:  Director
              Chief Financial Officer


By:     /s/ Morgan W. Davis                                   By:     /s/ Mark A. Rosen
        -----------------------                                       --------------------------
Name:   Morgan W. Davis                                       Name:   Mark A. Rosen
Title:  Director                                              Title:  Director


By:     /s/ Michael R. Eisenson                               By:     /s/ Herbert S. Winokur Jr.
        -----------------------                                       --------------------------
Name:   Michael R. Eisenson                                   Name:   Herbert S. Winokur Jr.
Title:  Director                                              Title:  Director



                        DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS              Morgan  W.  Davis
                       Managing  Director
                       One  Beacon  Insurance  Group

                       Michael  R.  Eisenson
                       Managing Director and Chief Executive Officer Charlesbank Capital Partners LLC

                       Thomas  L.  Kempner
                       Chairman  and  Chief  Executive  Officer
                       Loeb  Partners  Corporation

                       J. Roderick Heller III
                       Chairman  and  Chief  Executive  Officer
                       Carnton Capital Associates

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

                       Mary Jo Prigge
                       President, Sales and Service

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

INDEPENDENT  AUDITORS
PricewaterhouseCoopers  LLP
One  North  Wacker  Drive
Chicago,  Illinois  60606

STOCKHOLDER  AND  INVESTMENT
COMMUNITY  INQUIRIES
Written inquiries should be sent to our corporate office to the attention of Investor Relations.
Please  visit  the  investor relations section of our website to make inquiries.

ADDITIONAL  INFORMATION
This Annual Report on Form 10-K provides all annual information filed with the Securities and Exchange Commission, except for exhibits. A listing of exhibits appears on pages 61-63 of this Form 10-K. Copies of exhibits will be provided upon request for a nominal charge. Written requests should be directed to the Investor Relations Department at our corporate office.