Form 10-Q
period 2004-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2004-04-21
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     As of April 21, 2004, 26,576,241 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.




                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations. . . . . . . . . . .   1

                Consolidated Interim Balance Sheets. . . . . . . . . . . . . . . .   2

                Consolidated Interim Statements of Cash Flows. . . . . . . . . . .   3

                Notes to Consolidated Interim Financial Statements . . . . . . . .   4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk . . . .  19

Item 4.         Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  19


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 2.         Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  20

Item 3.         Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  20

Item 4.         Submission of Matters to a Vote of Security Holders. . . . . . . .  20

Item 5.         Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  20

                SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     ------------------
                                                       2004      2003
                                                     ------------------

Revenues. . . . . . . . . . . . . . . . . . . . . .  $49,603   $47,732
Expenses:
 Production and customer support. . . . . . . . . .    8,349     7,344
 Commissions, royalties and licenses. . . . . . . .    3,174     2,417
 Selling, general and administrative. . . . . . . .   17,930    18,566
 Depreciation and amortization. . . . . . . . . . .    2,103     1,930
 Product development and programming. . . . . . . .    8,037     7,696
                                                     ------------------
Total operating expenses. . . . . . . . . . . . . .   39,593    37,953

Operating income. . . . . . . . . . . . . . . . . .   10,010     9,779

Interest expense. . . . . . . . . . . . . . . . . .     (146)     (222)
Other income, net . . . . . . . . . . . . . . . . .       87        89
Equity in income (losses) of ChoiceParts investment      109        (6)
                                                     ------------------
Income before income taxes. . . . . . . . . . . . .   10,060     9,640

Income tax provision. . . . . . . . . . . . . . . .   (3,853)   (3,669)
                                                     ------------------
Net income. . . . . . . . . . . . . . . . . . . . .  $ 6,207   $ 5,971
                                                     ==================


PER SHARE DATA:
Income per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . .  $  0.23   $  0.23
                                                     ==================
 Diluted. . . . . . . . . . . . . . . . . . . . . .  $  0.22   $  0.22
                                                     ==================
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . . .   26,472    26,156
 Diluted. . . . . . . . . . . . . . . . . . . . . .   27,927    27,741

The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2004            2003
                                                                                  ---------------------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   33,616   $      20,755
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           7,004
Accounts receivable (net of allowances of $2,621 and $2,943 at March 31, 2004
     and December 31, 2003, respectively). . . . . . . . . . . . . . . . . . . .      12,348          10,247
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,030           8,369
                                                                                  ---------------------------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,994          46,375

Property and equipment (net of accumulated depreciation and amortization of
     $35,366 and $36,211 at March 31, 2004 and December 31, 2003, respectively).      13,205          12,776
Intangible assets (net of accumulated amortization of $927 and $713 at
     March 31, 2004 and December 31, 2003, respectively) . . . . . . . . . . . .       1,939           2,153
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,747          15,747
Deferred income taxes (net of valuation allowance of $11,599 at
     March 31, 2004 and December 31, 2003) . . . . . . . . . . . . . . . . . . .       9,014           9,127
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         374             265
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         207             292
                                                                                  ---------------------------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   95,480   $      86,735
                                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,154   $       5,937
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,098          16,522
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,385           1,602
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,519           7,930
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         277              97
                                                                                  ---------------------------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      33,433          32,088

Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,512           3,064
                                                                                  ---------------------------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,945          35,152
                                                                                  ---------------------------

Commitments and contingencies

Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding)           -               -
Common stock ($0.10 par value, 40,000,000 shares authorized, 26,576,241 and
   26,376,839 shares outstanding at March 31, 2004 and December 31, 2003,
   respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,055           3,034
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .     133,314         131,590
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,631)        (36,838)
Treasury stock, at cost (4,094,665 common shares in treasury at
   March 31, 2004 and December 31, 2003) . . . . . . . . . . . . . . . . . . . .     (46,203)        (46,203)
                                                                                  ---------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,535          51,583
                                                                                  ---------------------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .  $   95,480   $      86,735
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

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                       2004       2003
                                                                                    ------------------

Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,207   $  5,971
 Adjustments to reconcile net income to net cash provided by operating activities:
 Equity in net (income) losses of ChoiceParts. . . . . . . . . . . . . . . . . . .     (109)         6
 Depreciation and amortization of property and equipment . . . . . . . . . . . . .    1,889      1,859
 Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . . .      214         71
 Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . .      112        303
 Compensation expense related to issuance of restricted stock. . . . . . . . . . .       11          -
 Interest on notes receivable from officer . . . . . . . . . . . . . . . . . . . .        -        (23)
 Payment of interest on notes receivable from officer. . . . . . . . . . . . . . .        -        122
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37         18
 Changes in:
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,100)       777
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (661)       704
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85         84
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,217       (798)
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,408)    (6,871)
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,205      3,263
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      314          -
 Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      590       (180)
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (552)      (105)
                                                                                    ------------------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .    7,051      5,201
                                                                                    ------------------
Investing Activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,339)      (653)
 Maturity of short-term investments. . . . . . . . . . . . . . . . . . . . . . . .    7,004          -
 Acquisition of Comp-Est, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .        -    (13,230)
                                                                                    ------------------
 Net cash provided by (used for) investing activities. . . . . . . . . . . . . . .    4,665    (13,883)
                                                                                    ------------------
Financing Activities:
 Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . . .    1,173        538
 Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . . .      106         92
 Principal repayments of capital lease obligations . . . . . . . . . . . . . . . .     (134)      (115)
                                                                                    ------------------
 Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .    1,145        515
                                                                                    -------------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .   12,861     (8,167)

Cash and cash equivalents:
Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,755     20,200
                                                                                    -------------------

End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $33,616   $ 12,033
                                                                                    ===================

Supplemental Disclosure:
  Cash paid:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42         64
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,536         90

The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1-  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 835 full-time employees at March 31, 2004, compared to 869 at this time in 2003. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

     As of March 31, 2004, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis of Presentation

     The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2004 and 2003 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC").

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

Goodwill

     Under the provisions of SFAS No. 141 "Business Combinations" the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill.

     Under the provisions of SFAS No. 142 "Goodwill and Intangible Assets" (SFAS
142), goodwill is no longer amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In accordance with SFAS 142, we completed our annual impairment analysis during the first quarter of 2004 and determined that, as of March 31, 2004, no impairment existed.

     The aggregate goodwill balance as of March 31, 2004 was $15.7 million. The balance from the 1988 acquisition that included CCC Valuescope was $4.9 million and the remaining balance of $10.8 million represents the goodwill from the Comp-Est acquisition completed during February 2003.

Earnings  Per  Share  Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three month period ended March 31, 2004, options to purchase a weighted average number of 6,318 shares of common stock, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                -----------------
                                                                   2004     2003
                                                                -----------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,207  $ 5,971
                                                                =================

Weighted average common shares outstanding:
   Shares attributable to common stock outstanding . . . . . .   26,472   26,156
   Shares attributable to common stock equivalents outstanding    1,455    1,585
                                                               ------------------
                                                                 27,927   27,741
                                                                =================
Per share net income:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.23  $  0.23
                                                                =================
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.22  $  0.22
                                                                =================

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

     The Company applies APB No. 25 in accounting for its stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS 123, the Company's net income applicable to common stock and related per share amounts would have been impacted as indicated below (in thousands, except per share data):

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                 ---------------------
                                     2004       2003
                                 ---------------------
Net income:
 As reported. . . . . . . . . .  $    6,207  $   5,971
 Pro forma. . . . . . . . . . .  $    5,604  $   5,513

Per share net income - basic:
 As reported. . . . . . . . . .  $     0.23  $    0.23
 Pro forma. . . . . . . . . . .  $     0.21  $    0.21

Per share net income - diluted:
 As reported. . . . . . . . . .  $     0.22  $    0.22
 Pro forma. . . . . . . . . . .  $     0.20  $    0.20

Assumptions used:
 Volatility . . . . . . . . . .        71.0  %     74.2 %
 Risk free rate . . . . . . . .         2.8  %      3.0 %
 Expected option life . . . . .         5.5  yrs    5.5 yrs
 Dividend yield . . . . . . . .           -           -


     The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts as they do not include the effects of awards granted prior to 1995, some of which would have had income statement effects in 2004 and 2003. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

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

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of March 31, 2004, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

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

NOTE  4  -  INVESTMENT  IN  CHOICEPARTS

     In 2000, we formed a new independent company, ChoiceParts, LLC ("ChoiceParts"), with ADP and The Reynolds and Reynolds Company. We have a 27.5% equity interest in ChoiceParts, which we account for by applying the equity method thereby recording our share of income or loss. Approximately $1.7 million of our original $5.5 million funding commitment was still outstanding as of March 31, 2004, and there are no specific plans to fund this commitment at this time. Based on the nature of our investment, we have recorded a deferred income tax benefit on our share of the losses.

     Summary financial information for ChoiceParts for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  ------------------
                                     2004    2003
                                  ------------------

Revenues. . . . . . . . . . . . .  $2,290  $3,215
                                  ==================
Operating income (loss) . . . . .  $  509  $  (20)
                                  ==================


NOTE 5 - OTHER  CURRENT  ASSETS

     Other  current  assets  consisted  of  the  following  (in  thousands):

                                                               MARCH 31,   DECEMBER 31,
                                                                 2004         2003
                                                              -------------------------

Insurance reimbursement for litigation settlement. . . . . .  $    2,000  $       2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . .       1,907          1,948
Prepaid equipment maintenance. . . . . . . . . . . . . . . .       1,873          1,261
Income tax receivable - research and experimentation credits         750            750
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . .         595          1,080
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,905          1,330
                                                              -------------------------
 Total   Total . . . . . . . . . . . . . . . . . . . . . . .  $    9,030  $       8,369
                                                              =========================

NOTE 6 - ACCRUED  EXPENSES

     Accrued  expenses  consisted  of  the  following  (in  thousands):

                         MARCH 31,   DECEMBER 31,
                           2004         2003
                        -------------------------

Litigation settlements  $    6,529  $       6,475
Compensation . . . . .       2,083          4,468
Health insurance . . .       1,635          1,256
Sales tax. . . . . . .         964            933
Restructuring charges.         876            860
Professional fees. . .         687            843
Other, net . . . . . .       1,324          1,687
                        -------------------------
Total. . . . . . . . .  $   14,098  $      16,522
                        =========================

NOTE 7 - OTHER  LIABILITIES

     Other  liabilities  consisted  of  the  following  (in  thousands):

                        MARCH 31,   DECEMBER 31,
                          2004         2003
                        ------------------------

Deferred rent . . . . .  $  1,769    $  2,140
Other, net. . . . . . .       743         924
                        ------------------------
Total . . . . . . . . .  $  2,512    $  3,064
                        ========================

NOTE  8  -  RESTRUCTURING  CHARGES

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

     The following summarizes the activity in the restructuring accrual (in thousands):

                                 EXCESS
                               FACILITIES
                              ------------
Balance at December 31, 2003  $     1,830
Cash payments. . . . . . . .         (172)
                              ------------
Balance at March 31, 2004. .  $     1,658
                              ============


NOTE  9  -  LEGAL  PROCEEDINGS

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to these cases since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     On or about March 9, 2004, CCC was served for the first time with a complaint that had been filed on October 31, 2001, in the Superior Court of the State of California for the County of Los Angeles. The case is encaptioned RIVERA v. STATE FARM MUTUAL AUTOMOBILE INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. BC200881. The complaint in RIVERA is pled as a putative California statewide class action, asserting various common law claims against CCC and its co-defendant. The plaintiff in RIVERA seeks declaratory and injunctive relief, as well as recovery of unspecified compensatory and punitive damages, penalties, attorneys' fees, interest and costs.

     In ROMERO v. VESTA FIRE INSURANCE CORPORATION and CCC INFORMATION SERVICES INC., Case No. 367282 (filed November 19, 2001 in the Superior Court of the State of California, County of Riverside), on February 26, 2004, the court approved the plaintiff's voluntary dismissal of this putative class action case.

     CCC intends to vigorously defend its interests in all of the above described litigation and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC was held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. CCC is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the lawsuits proceed, CCC will continue to assess its potential impact.

     During 2001, CCC recorded a pre-tax charge of $4.3 million, net of the expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward a potential settlement that would resolve potential claims arising out of approximately 30% of CCC's total transaction volume during the time period covered by the lawsuits. Based on the current status of the settlement discussions, the Company anticipates contributing approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million, toward an initial settlement that would resolve potential claims arising out of approximately 17% of the Company's transaction volume, for valuations involving first party claims, during the period covered by the lawsuits. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  INFORMATION

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in our annual report on Form 10-K for the year ended December 31, 2003 and our other filings with the Securities and Exchange Commission, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from our expectations include, but are not limited to, competition in the automotive claims and collision repair industries, the ability to develop new products and services, the ability to protect trade secrets and proprietary information, the ability to generate the cash flow necessary to meet our obligations, the outcome of certain legal proceedings, and other factors.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We have based these forward-looking statements on information currently available and disclaim any intention or obligation to update or revise any forward-looking statement.

GENERAL

     Our products and services fall into five categories or "suites": CCC Pathways, CCC Valuescope, Workflow Products, Information Services and Other Products and Services. Each of these products and services suites is described below. For additional information regarding these suites and the various products and services in each suite, please refer to the "Business" section of our annual report on Form 10-K for the year ended December 31, 2003.

     CCC has long been a leader and innovator in the automotive claims and collision repair market. CCC has over 21,000 collision repair-facilities installations, located in all 50 states, and over 350 insurance company customers in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market leader. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

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

     CCC Pathways helps automobile insurance companies, collision-repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Service and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored on our EZNet communications network, described later in this section under "Workflow Products."

     Pathways Digital Imaging allows our customers to transmit digital images of damaged vehicles to the Pathways estimate workfile. Customers using Pathways with our Recycled Parts Service also have access to a database that provides local part availability and price information on over 22.7 million available recycled or salvage parts.

     Comp-Est Estimating Solution is our collision estimating software that targets smaller repair facilities that do not communicate electronically with insurance companies. This product also allows our customers to access the MOTOR Crash Estimating Guide and provides them with the ability to generate estimates and supplements.

 CCC  VALUESCOPE

     CCC Valuescope is used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. The valuation service can be obtained for both commercial and recreational vehicles as well as for specialty vehicles, such as, trucks, semi-trailers, marine craft, motorcycles, and pre-fabricated housing.

WORKFLOW  PRODUCTS

     This  suite  includes  of  the  following  products  and  services:

     - EZNet  Communications  Network  ("EZNet");
     - CCC Pathways Appraisal Quality Advisor and Quality Advisor Appraisal Review (QAAR Plus )
     - CCC  Autoverse

     EZNet is a secure network that allows clients to communicate estimates and claim information electronically. The network allows customers to electronically communicate claim information, including assignments, workfiles, estimates, images and auditable estimate data, internally and among insurance company appraisers, collision repair facilities, independent appraisers, insurance company reinspectors and other parties involved in the automobile claims process. EZNet communications network allows customers to share information and review claims, regardless of the location and provides them with an electronic library to catalog, organize and store completed claims files.

     QAAR Plus allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, CCC Pathways Appraisal Quality Solution allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, CCC Pathways Quality Advisor allows an insurance company to establish certain criteria for reviewing the preparation of estimates, which in turn allows the insurance company to determine if an appraiser prepared an accurate estimate.

     CCC Autoverse. Our CCC Autoverse product consists of CCC Autoverse Claim Management (for insurance customers), which was launched during the third quarter of 2002, CCC Autoverse Repair Management (for multiple-location repair facilities) and CCC Autoverse Appraiser Management (for independent appraiser customers), both of which were launched during the first quarter of 2003. CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products permit the free flow of information between those who write damage estimates and insurers who process claims.

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

INFORMATION  SERVICES

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP." We review the accounting policies, including those described in the Notes to the Consolidated Financial Statements, we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, income taxes, goodwill, intangibles, software development, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors and Disclosure Committee. See "Preparation of Financial Information" in this section for further discussion of the Disclosure Committee.

     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments.

-     Accounts  Receivable
-     Income  Taxes
-     Goodwill  and  Intangibles
-     Software  Development  Costs
-     Fair  Value  of  Financial  Instruments
-     Commitments  and  Contingencies

     For a detailed discussion on the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

     During the first quarter of 2004 we implemented new performance compensation plans, as such, the methodology for recognizing annual performance compensation expenses changed from the prior year. Our objective was to directly correlate our quarterly bonus achievement and accrual more closely with the performance against our growth targets and corporate objectives that drive our variable compensation plans. Under this new method, we will be more closely linking achievement against our annual growth targets by funding the bonus pool based on certain year-to-date growth metrics over the prior year. Under the historic method, a proportionate amount of the projected annual payout was recorded each quarter and was adjusted when full year annual projections were revised. As a result, we expect to see more stability in the selling, general and administrative expense line on a quarter-to-quarter basis when measured as a percentage of revenue.

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

RESULTS  OF  OPERATIONS

     In the following comparative analysis, all percentages are calculated based on dollars in thousands.

THREE  MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Operating Income. Operating income increased quarter-over-quarter from 2003 to 2004 by $0.2 million, to $10.0 million, due to an increase in revenues of $1.9 million, or 3.9%, which was partially offset by an increase in operating expenses of $1.6 million, or 4.3%. Our operating margin (operating income as a percentage of revenue) decreased to 20.2% for the quarter ended March 31, 2004 compared to 20.5% for the same quarter in 2003.

     Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

                               THREE MONTHS ENDED MARCH 31,          VARIANCE
                                   2004             2003         INCREASE (DECREASE)
                             -------------------------------------------------------

CCC Pathways. . . . . . . .  $31,174   62.8%  $29,021   60.8%     $2,153    7.4%
CCC Valuescope. . . . . . .   10,139   20.5    10,696   22.5        (557)  (5.2)
Workflow Products . . . . .    6,258   12.6     6,362   13.3        (104)  (1.6)
Information Services. . . .      502    1.0       307    0.6         195   63.5
Other Products and Services    1,530    3.1     1,346    2.8         184   13.7
                             -------------------------------------------------------
  Total Revenue . . . . . .  $49,603  100.0%  $47,732  100.0%     $1,871    3.9%
                             =======================================================

     Revenues from our CCC Pathways products increased in the first quarter of 2004 by $2.2 million, or 7.4%, compared to the first quarter of last year primarily due to the acquisition of Comp-Est being completed part way through the quarter ended March 31, 2003. Only one month's revenue was included for Comp-Est for the three months ended March 31, 2003 versus a full quarter of revenue being included for the three months ended March 31, 2004. Also contributing to the growth in this suite was increased sales of our Recycled Parts Service to insurance companies. As we talk to more insurance customers about implementing a broader set of tools to help solve their business issues, products like our Recycled Parts Service are benefiting.

     Revenues from CCC Valuescope decreased as a result of pricing declines due to recent contract renewals, which were not offset by transaction volumes. We had expected transaction volumes to increase enough to offset the pricing declines, but this did not occur, as many of our insurance customers experienced a decrease in claim volumes.

     Revenues from our workflow product suite decreased slightly from the prior year. The gains we made with Autoverse during the quarter were offset by a decline in revenue from EZNet. The decreased revenue from EZNet was attributable to continued softness in industry claim volumes, as well as the impact of pricing declines due to, recent customer renewal activity.

     Revenue from our information services product suite increased over 60% due to increased sales of our management information tools to both insurance companies and repair facilities.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):


                                       THREE MONTHS ENDED MARCH 31,           VARIANCE
                                            2004            2003          INCREASE (DECREASE)
                                     --------------------------------------------------------

Revenues                             $49,603  100.0%  $47,732  100.0%       $1,871    3.9%

Production and customer support        8,349   16.8     7,344   15.4         1,005   13.7
Commissions, royalties and licenses    3,174    6.4     2,417    5.1           757   31.3
Selling, general and administrative   17,930   36.1    18,566   38.9          (636)  (3.4)
Depreciation and amortization          2,103    4.3     1,930    4.0           173    9.0
Product development and programming    8,037   16.2     7,696   16.1           341    4.4
                                     --------------------------------------------------------
Total operating expenses             $39,593   79.8%  $37,953   79.5%       $1,640    4.3%
                                     ========================================================


     Production and Customer Support. Production and customer support expenses increased 13.7% versus the first quarter last year due mainly to higher than anticipated training and transition costs needed to complete the implementation of the new customer support model, that is, moving to a universal service representative model. While we finished the migration to the new model during the fourth quarter of 2003, we continued to incur additional training and transition expense related to this project during the first quarter of 2004.

     Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased in 2004 compared to the first quarter of 2003 due primarily to the inclusion of a full quarter of data license fees for the CompEst product versus only one month of expenses being included last year.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.6 million, or 3.4%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 mainly as a result of a favorable impact of approximately $2.0 million, due to a change in methodology for annual performance compensation expenses, as well as actual performance against our plan targets during the quarter. During the first quarter of 2004 we implemented new performance compensation plans, as such, the methodology for recognizing annual performance compensation expenses changed from the prior year. In addition, we also benefited from the timing of industry conference, which we held in the first quarter of 2003 and are expecting to have during the second quarter this year. These favorable variances were offset by $1.6 million of increased costs associated with our sales force, our insurance premiums and expense incurred to consolidate and make improvements to our main office in Chicago.

     With regard to the bonus methodology change, as we move through the year, our objective was to directly correlate our quarterly bonus achievement and accrual more closely with the performance against our growth targets and corporate objectives that drive our variable compensation plans. Under this new method, we will be more closely linking achievement against our annual growth targets by funding the bonus pool based on certain year-to-date growth metrics over the prior year. Under the historic method, a proportionate amount of the projected annual payout was recorded each quarter and was adjusted when full year annual projections were revised. As a result, we expect to see more stability in the selling, general and administrative expense line on a quarter-to-quarter basis when measured as a percentage of revenue.

     Depreciation and Amortization. Depreciation and amortization expenses increased 9.0% compared to the first quarter of last year due to a full quarter of intangible amortization related to the CompEst acquisition being recorded in 2004 versus only one month's of amortization being recorded in 2003.

     Product Development and Programming. Product development and programming expenses increased by 4.4%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 as a result of the timing of our continued investment in development of a new shop management product, as well as expenses incurred to continue development of our new subrogation, salvage and reinspection products to be released later this year.

OUTLOOK

     As part of our first quarter earnings release, we provided updated guidance for the second quarter and the remainder of 2004.

     Revenue growth for the second quarter is expected to be in the 3 to 4 percent range. We expect full year revenue growth of 3 to 5 percent, unchanged from the guidance discussed last quarter. Operating income for the second quarter should be approximately $10 million, as expenses will be impacted by our industry conference and annual salary increases. The forecast for full year operating income continues to be in the $45 to $47 million range. We continue to expect our operating margins to increase throughout the year to a full year range of 22 to 23 percent. EPS for the second quarter is expected to be in the $0.22 to $0.23 range. EPS guidance for the full year continues to be in the $1.00 to $1.04 range. We are now using 27.9 million shares for our EPS calculation, up from the 27.7 million shares that we were using previously, due to option exercises.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 2004, net cash provided by operating activities was $7.1 million, proceeds received from the sale of short-term investments were $7.0 million and proceeds received from the exercise of stock options were $1.2 million. We used $2.3 million for the purchase of equipment, software, and for costs related to consolidate and make improvements to our main office in Chicago.

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

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following summarizes our significant contractual obligations and commitments as of March 31, 2004 (in thousands):


                                     LESS THAN     1-3     4-5     MORE THAN
                               TOTAL  1 YEAR      YEARS   YEARS     5 YEARS
                             ----------------------------------------------

Operating lease obligations  $32,196   9,163      17,374     3,776   1,883
Capital lease obligations .  $    25      25           -         -       -
Long-term debt obligations.  $     -       -           -         -       -
Purchase obligations. . . .  $     -       -           -         -       -
Other long-term liabilities  $ 1,688     715         973         -       -
                             ----------------------------------------------
Total . . . . . . . . . . .  $33,909  $9,903  $   18,347  $  3,776  $1,883
                             ==============================================


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

     As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes  in  internal  controls

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     (a)  Exhibits:

          31.1     Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

          31.2     Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

          32.1 Section 1350 Certifications of Chief Executive and Financial Officers

     (b)  Reports  on  Form  8-K:

          We filed a Current Report on Form 8-K on January 6, 2004 to report the
extension  of  the     blackout period imposed in connection with the transition
to  a  new  service  provider  for  the     Company's  Retirement  Savings  and
Investment  Plan  from  December  29,  2003  to     January  5,  2004.

          We  filed  a  Current Report on Form 8-K on February 4, 2004 to report
the  issuance  of a     press release announcing the Company's financial results
for  the  period  ended  December  31,  2003.




                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April  21,  2004       CCC  Information  Services Group Inc.

                              By:    /s/Githesh  Ramamurthy
                                     --------------------------
                              Name:  Githesh  Ramamurthy
                              Title: Chairman  and  Chief  Executive Officer


                              By:    /s/Reid  E.  Simpson
                                     --------------------
                              Name:  Reid  E.  Simpson
                              Title: Executive  Vice  President
                                        and  Chief  Financial  Officer