Form 10-Q
period 2004-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2004-07-22
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No  __
                                                      -
     Indicate  by  check mark whether the Registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes  X   No  __
                                               -
     As of July 22, 2004, 26,739,725 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.




                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations. . . . . . . . . . .   1

                Consolidated Interim Balance Sheets. . . . . . . . . . . . . . . .   2

                Consolidated Interim Statements of Cash Flows. . . . . . . . . . .   3

                Notes to Consolidated Interim Financial Statements . . . . . . . .   4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk . . . .  21

Item 4.         Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  22


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 2.         Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  22

Item 3.         Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  22

Item 4.         Submission of Matters to a Vote of Security Holders. . . . . . . .  23

Item 5.         Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  24

                SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .  26


                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  JUNE 30,          JUNE 30,
                                            -------------------------------------
                                               2004      2003      2004      2003
                                            -------------------------------------
Revenues . . . . . . . . . . . . . . . . .  $49,473   $48,097   $99,076   $95,829
Expenses:
 Production and customer support . . . . .    7,807     7,754    16,156    15,098
 Commissions, royalties and licenses . . .    3,145     3,013     6,319     5,430
 Selling, general and administrative . . .   19,105    17,150    37,035    35,716
 Depreciation and amortization . . . . . .    1,805     2,014     3,908     3,944
 Product development and programming . . .    8,089     8,156    16,126    15,852
 Restructuring charges . . . . . . . . . .      886     1,061       886     1,061
                                            -------------------------------------
Total operating expenses . . . . . . . . .   40,837    39,148    80,430    77,101

Operating income . . . . . . . . . . . . .    8,636     8,949    18,646    18,728

Interest expense . . . . . . . . . . . . .     (126)     (165)     (272)     (387)
Other income, net. . . . . . . . . . . . .       80        67       167       156
Equity in income of ChoiceParts investment       94        12       203         6
                                            -------------------------------------
Income before income taxes . . . . . . . .    8,684     8,863    18,744    18,503

Income tax provision . . . . . . . . . . .   (3,341)   (3,369)   (7,194)   (7,038)
                                            -------------------------------------
Net income . . . . . . . . . . . . . . . .  $ 5,343   $ 5,494   $11,550   $11,465
                                            =====================================


PER SHARE DATA:
Income per common share:
 Basic . . . . . . . . . . . . . . . . . .  $  0.20   $  0.21   $  0.43   $  0.44
                                            =====================================
 Diluted . . . . . . . . . . . . . . . . .  $  0.19   $  0.20   $  0.41   $  0.41
                                            =====================================
Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . .   26,643    26,224    26,558    26,187
 Diluted . . . . . . . . . . . . . . . . .   27,824    27,630    27,875    27,682

The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        2004         2003
                                                                                     -------------------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  37,747   $      20,755
Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           7,004
Accounts receivable (net of allowances of $2,600 and $2,943 at June 30, 2004
   and December 31, 2003, respectively) . . . . . . . . . . . . . . . . . . . . . .     14,174          10,247
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,632           8,369
                                                                                     -------------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,553          46,375
Property and equipment (net of accumulated depreciation of $36,964 and
   $36,211 at June 30, 2004 and December 31, 2003, respectively). . . . . . . . . .     12,357          12,776
Intangible assets (net of accumulated amortization of  $1,141 and $713 at June 30,
 2004 and December 31, 2003, respectively). . . . . . . . . . . . . . . . . . . . .      1,726           2,153
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,747          15,747
Deferred income taxes (net of valuation allowance of $11,599 at June 30, 2004
   and December 31, 2003) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,734           9,127
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        468             265
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        121             292
                                                                                     -------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  99,706   $      86,735
                                                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,822   $       5,937
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,226          16,522
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           1,602
Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,883           7,930
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29              97
                                                                                     -------------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,960          32,088
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,029           3,064
                                                                                     -------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,989          35,152
                                                                                     -------------------------

Commitments and contingencies

Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding). .          -               -
Common stock ($0.10 par value, 40,000,000 shares authorized, 26,735,699 and
   26,376,839 shares outstanding at June 30, 2004 and December 31, 2003,
   respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,070           3,034
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    135,138         131,590
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (25,288)        (36,838)
Treasury stock, at cost (4,094,665 common shares in treasury at
   June 30, 2004 and December 31, 2003) . . . . . . . . . . . . . . . . . . . . . .    (46,203)        (46,203)
                                                                                     -------------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,717          51,583
                                                                                     -------------------------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . . .  $  99,706   $      86,735
                                                                                     =========================


The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                          2004       2003
                                                                                      -------------------
Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,550   $ 11,465
    Adjustments to reconcile net income to net cash provided by operating activities:
      Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      886      1,061
      Equity in net income of ChoiceParts . . . . . . . . . . . . . . . . . . . . . .     (203)        (6)
      Depreciation and amortization of property and equipment . . . . . . . . . . . .    3,481      3,658
      Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . .      428        286
      Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . .      393        359
      Compensation expense related to issuance of restricted stock. . . . . . . . . .       23          -
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       65         65
  Changes in:
      Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,928)      (574)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (224)      (713)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      170        156
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      885     (2,607)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,165)    (6,744)
      Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (934)     1,108
      Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (47)       720
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       91        (62)
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,035)      (725)
                                                                                       ------------------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .   10,436      7,447
                                                                                       ------------------
Investing Activities:
      Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,089)    (1,939)
      Maturity of short-term investments. . . . . . . . . . . . . . . . . . . . . . .    7,004          -
      Acquisition of Comp-Est, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .        -    (13,205)
                                                                                       ------------------
  Net cash provided by (used for) investing activities. . . . . . . . . . . . . . . .    3,915    (15,144)
                                                                                       ------------------
Financing Activities:
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . .    2,583        855
      Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . .      216        190
      Payment of principal and interest on notes receivable from officer. . . . . . .        -      1,506
      Principal repayments of capital lease obligations . . . . . . . . . . . . . . .     (158)      (235)
                                                                                       ------------------
  Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . .    2,641      2,316
                                                                                       ------------------

  Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . .   16,992     (5,381)
      Cash and cash equivalents:
      Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,755     20,200
                                                                                       ------------------
      End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $37,747   $ 14,819
                                                                                       ==================

Supplemental Disclosure:
  Cash paid:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       81        123
      Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,213      5,572


The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1-  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 813 full-time employees at June 30, 2004, compared to 840 at this time in 2003. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

     As of June 30, 2004, White River Ventures Inc. ("White River") held approximately 33% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

     The accompanying consolidated interim financial statements as of and for the six months ended June 30, 2004 and 2003 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC").

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

     Under the provisions of SFAS No. 142 "Goodwill and Intangible Assets" (SFAS
142), goodwill is no longer amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In accordance with SFAS 142, we completed our annual impairment analysis during the first quarter of 2004. No events or changes in circumstances have occurred since our annual impairment testing to indicate that the carrying value of such assets may not be recoverable as of June 30, 2004.

     The aggregate goodwill balance as of June 30, 2004 was $15.7 million. The balance from the 1988 acquisition that included CCC Valuescope was $4.9 million and the remaining balance of $10.8 million represents the goodwill from the Comp-Est acquisition completed during February 2003.

Earnings  Per  Share  Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three and six month periods ended June 30, 2004, options to purchase a weighted average number of 553,913 and 533,508 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    --------------------------------------
                                                         2004       2003     2004     2003
                                                    --------------------------------------

Net income . . . . . . . . . . . . . . . . . . . .  $   5,343  $   5,494  $11,550  $11,465
                                                    ======================================
Weighted average common shares outstanding:
   Shares attributable to common stock outstanding     26,643     26,224   26,558   26,187
   Shares attributable to common stock equivalents
    outstanding. . . . . . . . . . . . . . . . . .      1,181      1,406    1,317    1,495
                                                    --------------------------------------
                                                       27,824     27,630   27,875   27,682
                                                    ======================================
Per share net income:
   Basic . . . . . . . . . . . . . . . . . . . . .  $    0.20  $    0.21  $  0.43  $  0.44
                                                    ======================================
   Diluted . . . . . . . . . . . . . . . . . . . .  $    0.19  $    0.20  $  0.41  $  0.41
                                                    ======================================



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


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                      ---------------------------------------
                                          2004      2003      2004       2003
                                      ---------------------------------------
Net income:
 As reported . . . . . . . . . . . .  $  5,343  $  5,494  $ 11,550  $  11,465
 Pro forma . . . . . . . . . . . . .  $  4,886  $  4,823  $ 10,492  $  10,336
Per share net income - basic:
 As reported . . . . . . . . . . . .  $   0.20  $   0.21  $   0.43  $    0.44
 Pro forma . . . . . . . . . . . . .  $   0.18  $   0.18  $   0.40  $    0.39
Per share net income - diluted:
 As reported . . . . . . . . . . . .  $   0.19  $   0.20  $   0.41  $    0.41
 Pro forma . . . . . . . . . . . . .  $   0.18  $   0.17  $   0.38  $    0.37

Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . .    26,643    26,224    26,558     26,187
 Diluted . . . . . . . . . . . . . .    27,824    27,630    27,875     27,682

Assumptions used:
 Expected volatility . . . . . . . .    68.9 %    73.8 %    68.9 %     73.8 %
 Risk free rate. . . . . . . . . . .     3.8 %     2.3 %     3.8 %      2.7 %
 Expected option life. . . . . . . .    5.5yrs    5.5yrs    5.5yrs    5.5 yrs
 Dividend yield. . . . . . . . . . .         -         -         -          -


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

Pervasiveness  of  Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of June 30, 2004, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

NOTE  3  -  INVESTMENT  IN  CHOICEPARTS

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

     Summary financial information for ChoiceParts is as follows (in thousands):


                           THREE MONTHS    SIX MONTHS
                              ENDED          ENDED
                             JUNE 30,       JUNE 30,
                         ------------------------------
                           2004    2003    2004    2003
                         ------------------------------

Revenues. . . . . . . .  $2,041  $2,763  $4,331  $5,978
                         ==============================
Income from operations.  $  342  $   24  $  851  $    4
                         ==============================
Net income (loss) . . .  $  336  $   25  $  846  $  (20)
                         ==============================

NOTE 4 - OTHER CURRENT ASSETS

     Other current  assets  consisted  of  the  following  (in  thousands):

                                                               JUNE 30,   DECEMBER 31,
                                                                 2004        2003
                                                              ------------------------

Insurance reimbursement for litigation settlement. . . . . .  $   2,000     $  2,000
Prepaid data royalties . . . . . . . . . . . . . . . . . . .      1,889        1,948
Prepaid equipment maintenance. . . . . . . . . . . . . . . .      1,624        1,261
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . .        831        1,080
Income tax receivable - research and experimentation credits        750          750
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,538        1,330
                                                              ------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,632     $  8,369
                                                              ========================

     In 2001, the Company recorded a charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, in connection with a litigation settlement. See Note 8, "Legal Proceedings" for discussion of the charge.

NOTE 5 - ACCRUED EXPENSES

     Accrued  expenses  consisted  of  the  following  (in  thousands):

                         JUNE 30,   DECEMBER 31,
                           2004        2003
                         -----------------------

Litigation settlements   $   6,246  $  6,475
Compensation . . . . .       3,650     4,468
Restructuring charges.       1,561       860
Professional fees. . .       1,321       843
Health insurance . . .       1,310     1,256
Sales tax. . . . . . .         857       933
Other. . . . . . . . .       1,281     1,687
                         -----------------------
Total. . . . . . . . .   $  16,226  $ 16,522
                         =======================


NOTE 6 - OTHER  LIABILITIES

     Other  liabilities  consisted  of  the  following  (in  thousands):

                  JUNE 30,   DECEMBER 31,
                    2004        2003
                 ------------------------

Deferred rent     $ 1,670    $ 2,140
Other, net. .         359        924
                 ------------------------
Total . . . .     $ 2,029  $   3,064
                 ========================

NOTE 7 - RESTRUCTURING CHARGES

     In 2001, the Company wrote off excess office space, located in Chicago, which was occupied by a former business. During the second quarter of 2003, the Company recorded a final charge of $1.1 million to revise the original expected future sublease income from $2.3 million to $1.2 million as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006.

     During the second quarter of 2004, we recorded a charge of $0.9 million for a realignment of our organization, which primarily related to severance costs for 41 former employees. The restructuring will allow us to better streamline and focus our implementation process and improve our overall sales and support execution and is expected to generate cost savings in excess of $4.0 million annually beginning in the third quarter of 2004.

     The following summarizes the activity in the restructuring accrual (in thousands):


                                 EXCESS        REDUCTION
                               FACILITIES      IN FORCE
                              -------------------------
Balance at December 31, 2003  $     1,830            -
Cash payments                        (172)           -
                              -------------------------
Balance at March 31, 2004           1,658            -
Cash payments                        (172)           -
Additional charges                      -          886
                              -------------------------
Balance at June 30, 2004      $     1,486   $      886
                              =========================



NOTE 8 - LEGAL PROCEEDINGS

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to these cases since the discussion in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.

     SUSANNA COOK v. DAIRYLAND INS. CO., SENTRY INS., and CCC INFORMATION SERVICES INC., No. 2000 L-1 (filed January 31, 2000 in the Circuit Court of Johnson County, Illinois). On June 7, 2004, the Circuit Court granted CCC's motion for summary judgment and dismissed all of plaintiff's claims against CCC. The Court also granted the summary judgment motions of CCC's insurance company co-defendants. The plaintiff has filed a motion seeking reconsideration of the Court's ruling.

     MYERS v. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA, and CCC INFORMATION SERVICES INC., No. 99 CH 2793 (filed February 22, 2000) and STEPHENS v. PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October 28, 1999). On April 30, 2004, the Appellate Court of Illinois for the First Judicial District issued an opinion in each of these cases reversing, in part, the Circuit Court's prior rulings dismissing plaintiffs' claims against CCC. In particular, in each case, the Appellate Court reversed the Circuit Court's ruling that the Illinois Consumer Fraud and Deceptive Business Practices Act does not apply to non-Illinois resident plaintiffs. That issue is currently before the Illinois Supreme Court in a separate case to which CCC is not a party. Both cases were remanded to the Circuit Court of Cook County for further proceedings.

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

     During 2001, CCC recorded a pre-tax charge of $4.3 million, net of the expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward a potential settlement of that would resolve potential claims arising out of approximately 30% of CCC's total transaction volume during the time period covered by the lawsuits. Based on the current status of the settlement discussions, the Company anticipates contributing approximately $2.7 million, net of the expected insurance reimbursement of $2.0 million, toward an initial settlement that would resolve potential claims arising out of approximately 17% of the Company's transaction volume, for valuations involving first party claims, during the period covered by the lawsuits. As for the remainder of the original $4.3 million charge, we continue to believe the recorded reserve is necessary and appropriate. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, the existence and extent of additional sources of insurance reimbursement to CCC, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms.

NOTE  9  -  SUBSEQUENT  EVENT

        The company's Board of Directors has authorized a self-tender offer to repurchase up to $210 million of its common stock at a price of $18.75 per share. If the tender, as we anticipate, is fully subscribed then 11.2 million shares will be repurchased, representing approximately 37% of the approximately
30.4 million shares available for tender. The repurchase will be made through a fixed price tender offer in which all of CCC's stockholders, vested option holders and warrant holders, including employee benefit plans, will be given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represents a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. The offer to purchase shares will commence on July 26, 2004 and will expire at 12:00 midnight, New York City time on August 23, 2004, unless extended by the company. If the number of shares tendered is greater than 11,200,000, purchases will be made on a pro rata basis from shareholders tendering. It is anticipated the self-tender offer will be funded by a term loan facility of approximately $177.5 million and the company's excess cash on hand. As a result, the tender offer will be subject to the receipt of the financing on terms satisfactory to CCC, as well as other customary conditions. The offer is not contingent upon any minimum number of shares being tendered.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  INFORMATION

     This report contains statements that constitute "forward-looking statements"within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in our annual report on Form 10-K for the year ended December 31, 2003 and our other filings with the Securities and Exchange Commission, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from our expectations include, but are not limited to, competition in the automotive claims and collision repair industries, the ability to develop new products and services, the ability to protect trade secrets and proprietary information, the ability to generate the cash flow necessary to meet our obligations, the outcome of certain legal proceedings, and other factors.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We have based these forward-looking statements on information currently available and disclaim any intention or obligation to update or revise any forward-looking statement.

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

     CCC Pathways helps automobile insurance companies, collision-repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Service and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored via our EZNet communications network, described later in this section under "Workflow Products."

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

CCC  VALUESCOPE

     CCC Valuescope is used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. The valuation service can be obtained for both commercial and recreational vehicles as well as for specialty vehicles, such as, trucks, semi-trailers, marine craft, motorcycles and pre-fabricated housing.

WORKFLOW  PRODUCTS

     This  suite  includes  the  following  products  and  services:

     - EZNet  Communications  Network  ("EZNet");
     - CCC  Pathways  Appraisal  Quality  Advisor  and  Quality
       Advisor Appraisal Review  (QAAR  Plus)
     - CCC  Autoverse
     - CCC  Accumark  Reinspection

     EZNet is a secure network that allows clients to communicate estimates and claim information electronically. The network allows customers to electronically communicate claim information, including assignments, workfiles, estimates, images and auditable estimate data, internally and among insurance company appraisers, collision repair facilities, independent appraisers, insurance company reinspectors and other parties involved in the automobile claims process. EZNet allows customers to share information and review claims, regardless of the location and provides them with an electronic library to catalog, organize and store completed claims files.

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

     CCC Autoverse. Our CCC Autoverse product consists of CCC Autoverse Claim Management (for insurance customers), CCC Autoverse Repair Management (for multiple-location repair facilities) and CCC Autoverse Appraiser Management (for independent appraiser customers). CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products permit the free flow of information between those who write damage estimates and insurers who process claims.

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

     CCC Accumark Reinspection. Our next-generation, real-time, web-based reinspection tool offers advanced management of company appraisal procedures and tracking capabilities. The product automatically reviews each line of an appraisal within a customized framework of company-established rules. CCC Accumark Reinspection can enable insurers to save an estimated 6 to 13% per estimate.

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

PREPARATION  OF  FINANCIAL  INFORMATION

      We believe that the application of accounting standards is as important as the underlying financial data in reporting our financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. In 2002, we formed a Disclosure Committee, composed of senior management, including senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, key management reviews our annual and quarterly results, along with key accounting policies and estimates, with the Audit Committee of our Board of Directors.

REGULATION

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company is aware of a case pending in the Superior Court of the State of California for the County of Los Angeles captioned PERSONAL INSURANCE FEDERATION OF CALIFORNIA, et al. v. JOHN GARAMENDI, INSURANCE COMMISSIONER OF
THE STATE OF CALIFORNIA, Case No. BC298284 (filed July 1, 2003). CCC has learned that on or about June 7, 2004, a partial settlement was reached in that litigation among the parties thereto. Pursuant to that settlement, the Department of Insurance will be allowed to implement and enforce certain provisions of the proposed amendments to the Fair Claims Settlement Practices Regulations that had been preliminarily enjoined by the Court. These amended regulations provide that they will take effect ninety (90) calendar days after they are filed with the Secretary of State. The amended regulations will require the Company to change certain aspects of its methodology for computing total loss valuations in California, and the Company plans to implement its modified methodology by the effective date of the new regulations.

RESULTS  OF  OPERATIONS

 THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

     Operating Income. Operating income decreased quarter-over-quarter from 2003 to 2004 by $0.3 million, to $8.6 million, due to an increase in operating expenses of $1.7 million, partially offset by an increase in revenue of $1.4 million. Our operating margin (operating income as a percentage of revenue) decreased to 17.5% for the quarter ended June 30, 2004 compared to 18.6% for the same quarter in 2003.

     Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

                               THREE MONTHS ENDED JUNE 30,        VARIANCE
                                    2004             2003     INCREASE (DECREASE)
                             ----------------------------------------------------

Pathways. . . . . . . . . .  $31,255   63.2%  $29,494   61.3%  $1,761     6.0%
CCC Valuescope. . . . . . .   10,161   20.5    10,239   21.3      (78)   (0.8)
Workflow Products . . . . .    6,541   13.2     6,638   13.8      (97)   (1.5)
Information Services. . . .      504    1.0       488    1.0       16     3.3
Other Products and Services    1,012    2.1     1,238    2.6     (226)  (18.3)
                             ----------------------------------------------------
Total . . . . . . . . . . .  $49,473  100.0%  $48,097  100.0%  $1,376     2.9%
                             ====================================================

     Revenues from our CCC Pathways products increased in the second quarter of 2004 by $1.8 million, or 6.0%, compared to the second quarter of last year due to continued growth of our estimating solutions in the repair facility channel, and increased revenue of the Recycled Parts Service to insurance carriers.

     Revenues from our workflow product suite decreased slightly from the prior year. The gains we made with CCC Autoverse during the quarter were partially offset by a decline in revenue from EZNet. The decreased revenue from EZNet was attributable to continued softness in industry claim volumes, as well as the impact of pricing declines due to recent customer renewal activity.

     Revenues from our other products decreased inline with the company's plan to exit the customer hardware business.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):




                                       THREE MONTHS ENDED JUNE 30,       VARIANCE
                                           2004             2003     INCREASE (DECREASE)
                                     ---------------------------------------------------
Revenues                             $49,473  100.0%  $48,097  100.0%  $1,376     2.9%

Production and Customer Support        7,807   15.8     7,754   16.1       53     0.7
Commissions, Royalties and Licenses    3,145    6.4     3,013    6.2      132     4.4
Selling, General and Administrative   19,105   38.6    17,150   35.7    1,955    11.4
Depreciation and amortization          1,805    3.6     2,014    4.2     (209)  (10.4)
Product Development and Programming    8,089   16.3     8,156   17.0      (67)   (0.8)
Restructuring Charges 1,061              886    1.8     1,061    2.2     (175)  (16.5)
                                     ---------------------------------------------------
Total Operating Expenses             $40,837   82.5%  $39,148   81.4%  $1,689     4.3%
                                     ===================================================


     Selling, General and Administrative. Selling, general and administrative expenses increased quarter-over-quarter from 2003 to 2004 partially as a result of the timing of our industry conference. In 2003, the conference was held during the first quarter, while in 2004 it was held during the second quarter. The expense for the conference in 2004 was approximately $0.9 million.

     At the end of 2003, the company changed its administrator of the company's 401(k) Retirement Savings & Investment Plan ("the Plan"). The new administrator of the Plan performed the non-discrimination test for 1999 through 2002, and concluded the test had previously been performed incorrectly. As a result, during the second quarter of 2004, the company recorded a charge of approximately $0.8 million related to additional contributions ($0.7 million) and penalties ($0.1 million) the company needs to make in order to meet the non-discrimination test for the years 1999 through 2002.

     Other factors contributing to the increase in selling, general and administrative expenses included, higher wages, due to the annual increases issued to employees and higher legal expenses. Partially offsetting these expenses was a benefit recorded for lower healthcare costs.

     Depreciation and Amortization. Depreciation and amortization expenses decreased as a result of fewer investments in software and customer-leased computer equipment as well as the use of certain software that is now fully depreciated.

     Product Development and Programming. The decrease in product development and programming expenses was due to certain incremental development expenses being incurred in 2003 for CCC Autoverse. This decrease was partially offset by a continued investment in development of a new shop management product, as well as expenses incurred to continue development of our new subrogation, salvage and reinspection products.

     Restructuring Charges. During the second quarter of 2004, we recorded a charge of $0.9 million for a realignment of our organization, which primarily related to severance costs for 41 former employees. The restructuring will allow us to better streamline and focus our implementation process and improve our overall sales and support execution and is expected to generate cost savings in excess of $4.0 million annually beginning in the third quarter of 2004. During the second quarter of 2003, we recorded a final charge related to excess office space, located in Chicago, which was occupied by a former business of ours.


   SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

     Operating Income. Operating income decreased slightly for the first half of the year from 2003 to 2004 by $0.1 million, to $18.6 million, due to an increase in operating expenses of $3.3 million, partially offset by an increase in revenue of $3.2 million. Our operating margin (operating income as a percentage of revenue) decreased to 18.8% for the six months ended June 30, 2004 compared to 19.5% for the six months ended June 30, 2003.

     Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):


                                 SIX MONTHS ENDED JUNE 30,        VARIANCE
                                   2004              2003     INCREASE (DECREASE)
                             ----------------------------------------------------

Pathways. . . . . . . . . .  $62,429   63.0%  $58,514   61.0%  $3,915    6.7%
CCC Valuescope. . . . . . .   20,300   20.5    20,935   21.9     (635)  (3.0)
Workflow Products . . . . .   12,798   12.9    13,000   13.6     (202)  (1.6)
Information Services. . . .    1,006    1.0       795    0.8      211   26.5
Other Products and Services    2,543    2.6     2,585    2.7      (42)  (1.6)
                             ----------------------------------------------------
Total . . . . . . . . . . .  $99,076  100.0%  $95,829  100.0%  $3,247    3.4%
                             ====================================================


     Revenues from our CCC Pathways products increased for the six months ended June 30, 2004 by $1.1 million, or 7.0%, compared to the six months ended June 30, 2003, primarily due to the acquisition of Comp-Est being completed part way through the first half of the year in 2003. Only four months revenue was included for Comp-Est for the six months ended June 30, 2003 versus a full six months of revenue being included for first half of the year in 2004.

     Revenues from CCC Valuescope decreased by $0.6 million, or 3.0%, primarily all during the first quarter of 2004, compared to the first quarter of 2003. The decrease was as a result of pricing declines due to contract renewals, which were not offset by transaction volumes. We had expected transaction volumes to increase enough to offset the pricing declines, but this did not occur, as many of our insurance customers experienced a decrease in claim volumes. Revenue from this suite was relatively stable for the second quarter of 2004 compared to the second quarter of 2003.

     Revenues from our workflow product suite decreased slightly from the prior year. The gains we made with Autoverse during the first half of the year compared to the prior year were partially offset by a decline in revenue from EZNet. The decreased revenue from EZNet was attributable to continued softness in industry claim volumes, as well as the impact of pricing declines due to recent customer renewal activity.

     Revenue from our information services product suite increased due to higher sales of our management information tools to both insurance companies and repair facilities.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):



                                          SIX MONTHS ENDED JUNE 30,
                                     -------------------------------      VARIANCE
                                           2004             2003     INCREASE (DECREASE)
                                     -------------------------------------------------

Revenues                             $99,076  100.0%  $95,829  100.0%  $3,247     3.4%

Production and Customer Support       16,156   16.3    15,098   15.8    1,058     7.0
Commissions, Royalties and Licenses    6,319    6.4     5,430    5.7      889    16.4
Selling, General and Administrative   37,035   37.4    35,716   37.3    1,319     3.7
Depreciation and amortization          3,908    3.9     3,944    4.1      (36)   (0.9)
Product Development and Programming   16,126   16.3    15,852   16.5      274     1.7
Restructuring Charges 1,061              886    0.9     1,061    1.1     (175)  (16.5)
                                     -------------------------------------------------
Total Operating Expenses             $80,430   81.2%  $77,101   80.5%  $3,329     4.3%
                                     =================================================



     Production and Customer Support. Production and customer support expenses increased 7.0% compared to last year due mainly to higher than anticipated training and transition costs needed to complete the implementation of the new customer support model, that is, moving to a universal service representative model. While we finished the migration to the new model during the fourth quarter of 2003, we continued to incur additional training and transition expense related to this project during the first quarter of 2004.

     Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased in 2004 compared to the first half of the year in 2003 partially due to the inclusion of a full six months' of data license fees for the Comp-Est product versus only four months of expense being included last year, since the acquisition was completed at the end of February 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $1.3 million, or 3.7%, from the first half of 2003 to the first half of 2004 mainly due to the items described below, in addition to a number of immaterial items.

     At the end of 2003, the company changed its administrator of the company's 401(k) Retirement Savings & Investment Plan ("the Plan"). The new administrator of the Plan performed the non-discrimination test for 1999 through 2002, and concluded the test had previously been performed incorrectly. As a result, during the second quarter of 2004, the company recorded a charge of approximately $0.8 million related to additional contributions ($0.7 million) and penalties ($0.1 million) the company needs to make in order to meet the non-discrimination test for the years 1999 through 2002.

     There was also a favorable impact of approximately $2.0 million, due to a change in methodology for annual performance compensation expenses, as well as actual performance against our plan targets during the first half of the year in 2004. During the first quarter of 2004 we implemented new performance compensation plans, as such, the methodology for recognizing annual performance compensation expenses changed from the prior year.

     Also contributing to the increase in selling, general and administrative expenses was approximately $1.8 million of costs associated with our sales force, increased insurance premiums and expenses incurred to consolidate and make improvements to our main office in Chicago.

     Depreciation and Amortization. Depreciation and amortization decreased as a result of fewer investments in software and customer leased computer equipment as well as using certain software that is now fully depreciated. The decrease was partially offset by an increase in amortization related to Comp-Est's intangibles, since 2003 only included four months of amortization compared to six months of amortization in 2004.

     Product Development and Programming. Product development and programming expenses increased slightly from the first half of 2003 to the first half of 2004 as a result of the timing of our continued investment in development of a new shop management product.

     Restructuring Charges. During the second quarter of 2004, we recorded a charge of $0.9 million for a realignment of our organization, which primarily related to severance costs for 41 former employees. The restructuring will allow us to better streamline and focus our implementation process and improve our overall sales and support execution and is expected to generate cost savings in excess of $4.0 million annually beginning in the third quarter of 2004. During the second quarter of 2003, we recorded a final charge related to excess office space, located in Chicago, which was occupied by a former business.

OUTLOOK

     As part of our second quarter earnings release, we provided updated guidance for the third quarter and full year 2004. The guidance provided below excludes any effect of the proposed completion of our self-tender offer discussed in the notes to the financial statements.

     Revenue growth for the third quarter and full year is expected to be in the 3 to 4 percent range. This is a change from our previous guidance of 3 to 5 percent.

Operating income for the third quarter is expected to be in the range of $12 to $13 million. Operating income for the full year should be in the range of $43 to $45 million including the impact of the charges taken in the second quarter of $1.7 million. Operating margins are expected to increase for the remainder of the year to a full year range of 22 to 23 percent.

     EPS for the third quarter is expected to be in the $0.27 to $0.29 range. The increase in EPS from first and second quarter results can be attributed to the anticipated cost savings of the realignment and revenue growth for the quarter. The forecast for full year EPS is $0.96 to $1.00 per share range. This estimate includes both the $0.02 per share restructuring charge and the $0.02 per share charge related to the additional contributions required to be made to the company's 401(k) Retirement Savings & Investment Plan. The fully diluted share base of 27.9 million is being used to calculate the EPS figure.

Please note that this guidance excludes the effects of the self-tender offer transaction announced by the Company on July 22, 2004. See note 9 to the financial statements for additional information.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the six months ended June 30, 2004, net cash provided by operating activities was $10.4 million, proceeds received from the sale of short-term investments were $7.0 million and proceeds received from the exercise of stock options were $2.6 million. We used $3.1 million for the purchase of equipment, software, and for costs related to consolidate and make improvements to our main office in Chicago.

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

     In addition, management believes that cash flows from operations and our available credit facility of $30 million will be sufficient to meet our liquidity needs for the foreseeable future. Our current credit facility matures on November 30, 2004, and there can be no assurance that we will be able to renew the credit facility on economic terms that are beneficial to us, or at all. There can also be no assurance, that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of June 30, 2004, we were in compliance with all covenants and had no advances under the credit facility.

     In connection with the company's proposed self-tender offer of up to $210 million of its common stock at a price of $18.75 per share, the company is negotiating a term loan of approximately $177.5 million which, together with excess cash on hand, will fund the self-tender offer. In addition to the term loan, the company is negotiating a new $30 million revolver. This revolver would replace the current $30 million credit facility. The self-tender offer is conditioned upon our being able to enter into such new credit facilities on terms acceptable to us.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We do not believe our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM  4.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended ( "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has an investment in an unconsolidated entity. As the Company does not control or manage this entity, its disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes  in  internal  controls

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The information provided in Note 8 to the financial statements contained in
Part  I  of  this  Form  10-Q  are  incorporated  herein  by  reference.

     On July 2, 2004, Mitchell International Inc. filed a motion for summary judgment in the patent infringement lawsuit brought by the Company in the United States District Court for the Northern District of Illinois (Eastern Division). The Company has not yet filed its response but expects to do so on or prior to August 6, 2004.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The annual meeting of the stockholders of the Registrant was held on June 2, 2004.

(b) The directors listed in the Registrant's Proxy Statement dated April 23, 2004, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:


Director                    For       Against      Withheld   Broker Non Votes
-----------------------  ----------  ---------   ----------- ------------------
Morgan W. Davis . . . .  24,626,412      -         606,718           -
Michael R. Eisenson . .  24,770,821      -         462,309           -
J. Roderick Heller, III  24,828,227      -         404,903           -
Thomas L. Kempner . . .  22,830,279      -       2,402,851           -
Githesh Ramamurthy. . .  24,504,705      -         728,425           -
Mark A. Rosen . . . . .  24,786,243      -         446,887           -
Herbert S. Winokur, Jr.  24,623,267      -         609,863           -


(c) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved. Voting by stockholders on the proposal was 25,104,763 for, 62,854 against, 66,512 withheld and no broker non votes.

(d) Approval of the restatement of the Company's 2000 Stock Incentive Plan was received. Voting by stockholders on the proposal was 19,326,262 for, 796,078 against, 108,339 withheld and 3,802,451 broker non votes.

ITEM  5.  OTHER  INFORMATION

NONE.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

           3.1     Amended and Restated Certificate of Incorporation

          31.1     Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

          31.2     Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

          32.1 Section 1350 Certifications of Chief Executive and Financial Officers

     (b)  Reports  on  Form  8-K:

     We filed a Current Report on Form 8-K on April 12, 2004 to announce that our executive vice president and chief financial officer was leaving the company, effective April 30, 2004, to assume a similar role at another company.

     We filed a Current Report on Form 8-K on April 20, 2004 to announce that we had named an interim chief financial officer effective May 1, 2004.

     We filed a Current Report on Form 8-K on April 21, 2004 to report the issuance of a press release commenting on the first fiscal quarter ended March 31, 2004.

     We filed a Current Report on Form 8-K on June 3, 2004 to announce the results of the company's annual stockholders' meeting as well as announcing that our former President and Chief Operating Officer accepted a special assignment through November 2004.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July  22,  2004                  CCC  Information  Services  Group Inc.


                              By:       /s/ Githesh  Ramamurthy
                                        ----------------------
                              Name:     Githesh  Ramamurthy
                              Title:    Chairman and
                                        Chief  Executive Officer


                              By:       /s/ David  L.  Harbert
                                        ---------------------
                              Name:     David  L.  Harbert
                              Title:    Senior Vice President
                                        and Chief Financial Officer




                                     EXHIBIT INDEX


  EXHIBIT NO.                DESCRIPTION
  -----------------------------------------------------------------------------------------

Amended and Restated Certificate of Incorporation

     31.1     Rule 13a-14(a) Certification of Chief Executive Officer

Rule 13a-14(a) Certification of Chief Financial Officer

     32.1     Section  1350  Certifications of Chief Executive and Financial Officers
