Form 10-Q
period 2004-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2004-11-01
CIK 1017917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

     As of October 29, 2004, 15,896,774 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.



                               TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                PAGE
Item 1.         Financial Statements (Unaudited)

                Consolidated Interim Statements of Operations. . . . . . . . . . .   1

                Consolidated Interim Balance Sheets. . . . . . . . . . . . . . . .   2

                Consolidated Interim Statements of Cash Flows. . . . . . . . . . .   3

                Notes to Consolidated Interim Financial Statements . . . . . . . .   4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  14

Item 3.         Quantitative and Qualitative Disclosures About Market Risk . . . .  25

Item 4.         Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  25


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  26

Item 2.         Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds 26

Item 3.         Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  27

Item 4.         Submission of Matters to a Vote of Security Holders. . . . . . . .  27

Item 5.         Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  27

                SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . .  30


                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                    -------------------------------------
                                                      2004      2003      2004      2003
                                                    -------------------------------------

Revenues. . . . . . . . . . . . . . . . . . . . .  $49,092   $48,621   $148,168   $144,450
Expenses:
 Production and customer support. . . . . . . . .    7,976     8,279     24,132     23,377
 Commissions, royalties and licenses. . . . . . .    3,166     3,184      9,485      8,614
 Selling, general and administrative. . . . . . .   17,086    16,699     54,120     52,415
 Depreciation and amortization. . . . . . . . . .    1,719     1,944      5,628      5,888
 Product development and programming. . . . . . .    7,175     7,838     23,302     23,690
 Stock compensation expense non-cash. . . . . . .   13,139         -     13,139          -
 Restructuring charges. . . . . . . . . . . . . .        -         -        886      1,061
 Litigation Settlement. . . . . . . . . . . . . .   (2,586)        -     (2,586)         -
                                                   ---------------------------------------
Total operating expenses. . . . . . . . . . . . .   47,675    37,944    128,106    115,045

Operating income. . . . . . . . . . . . . . . . .    1,417    10,677     20,062     29,405

Interest expense. . . . . . . . . . . . . . . . .   (1,199)     (169)    (1,471)      (556)
Other income, net . . . . . . . . . . . . . . . .      265        45        432        201
Equity in income (loss) of ChoiceParts investment      161      (150)       365       (144)
                                                   ---------------------------------------
Income before income taxes. . . . . . . . . . . .      644    10,403     19,388     28,906

Income tax provision. . . . . . . . . . . . . . .     (161)   (4,052)    (7,356)   (11,090)
                                                   ---------------------------------------
Net income. . . . . . . . . . . . . . . . . . . .  $   483   $ 6,351   $ 12,032   $ 17,816
                                                   =======================================


PER SHARE DATA:
Income per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . .  $  0.02   $  0.24   $   0.47   $   0.68
                                                   =======================================
 Diluted. . . . . . . . . . . . . . . . . . . . .  $  0.02   $  0.23   $   0.45   $   0.65
                                                   =======================================
Weighted average shares outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . .   22,965    26,256     25,351     26,210
 Diluted. . . . . . . . . . . . . . . . . . . . .   24,161    27,484     26,629     27,621


The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED INTERIM BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                        2004           2003
                                                                                  ------------------------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       11,427   $      20,755
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           7,004
Accounts receivable (net of allowances of $2,425 and $2,943 at September 30,
   2004 and December 31, 2003, respectively) . . . . . . . . . . . . . . . . . .          13,872          10,247
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,879           8,369
                                                                                  ------------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,178          46,375
Property and equipment (net of accumulated depreciation of $38,471 and
   $36,211 at September 30, 2004 and December 31, 2003, respectively). . . . . .          11,845          12,776
Intangible assets (net of accumulated amortization of  $1,355 and $713 at
   September 30,2004 and December 31, 2003, respectively). . . . . . . . . . . .           1,512           2,153
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,747          15,747
Deferred income taxes (net of valuation allowance of $11,599). . . . . . . . . .          12,952           9,127
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             630             265
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,814             292
                                                                                  ------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       79,678   $      86,735
                                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        9,061   $       5,937
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,602          16,522
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,653           1,602
Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .           1,775               -
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,255           7,930
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             370              97
                                                                                  ------------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,716          32,088
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         168,281               -
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,000           3,064
                                                                                  ------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         210,997          35,152
                                                                                  ------------------------------

Commitments and contingencies
Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding)               -               -
Common stock ($0.10 par value, 40,000,000 shares authorized, 15,879,528 and
   26,376,839 shares outstanding at September 30, 2004 and December 31, 2003,
   respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,588           3,034
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,201         131,590
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (84,856)        (36,838)
Treasury stock, at cost (4,460,501 and 4,094,665 common shares in treasury
 at September 30, 2004 and December 31, 2003, respectively). . . . . . . . . . .         (52,252)        (46,203)
                                                                                  ------------------------------
Total stockholders' (deficit) equity . . . . . . . . . . . . . . . . . . . . . .        (131,319)         51,583
                                                                                  ------------------------------
Total liabilities and stockholders' (deficit) equity . . . . . . . . . . . . . .  $       79,678   $      86,735
                                                                                  ==============================


The accompanying notes are an integral part of these consolidated financial statements.



                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                          2004       2003
                                                                                      ---------------------
Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,032   $ 17,816
    Adjustments to reconcile net income to net cash provided by operating activities:
      Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        886      1,061
      Equity in net (income) losses of ChoiceParts. . . . . . . . . . . . . . . . . .       (365)       144
      Depreciation and amortization of property and equipment . . . . . . . . . . . .      4,986      5,388
      Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . .        642        500
      Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . .     (3,825)       585
      Compensation expense related to issuance of restricted stock. . . . . . . . . .         22          5
      Stock compensation expense non-cash . . . . . . . . . . . . . . . . . . . . . .     13,139          -
      Income tax benefit related to exercise of options . . . . . . . . . . . . . . .        827        306
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84         80
  Changes in:
      Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,625)      (658)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        490       (128)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28        (58)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,124       (593)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,210     (5,511)
      Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,051      1,046
      Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (675)       934
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        432        (62)
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,064)      (949)
                                                                                       --------------------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .     30,399     19,906
                                                                                       --------------------
Investing Activities:
      Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,085)    (4,828)
      Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . .          -     (7,008)
      Proceeds from sale of short-term investments. . . . . . . . . . . . . . . . . .      7,004          -
      Acquisition of Comp-Est, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .          -    (13,205)
                                                                                       --------------------
  Net cash provided by (used for) investing activities. . . . . . . . . . . . . . . .      2,919    (25,041)
                                                                                       --------------------
Financing Activities:
      Proceeds from borrowings on long-term debt. . . . . . . . . . . . . . . . . . .    177,500          -
      Principal repayments on long-term debt. . . . . . . . . . . . . . . . . . . . .     (7,444)         -
      Self-tender offer of common stock . . . . . . . . . . . . . . . . . . . . . . .   (210,000)         -
      Payments of self-tender offer costs . . . . . . . . . . . . . . . . . . . . . .       (935)         -
      Payment of debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . .     (3,550)         -
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . .      3,035      1,185
      Payment of withholding tax related to exercise of stock options . . . . . . . .     (1,415)         -
      Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . .        321        294
      Payment of principal and interest on notes receivable from officer. . . . . . .          -      1,506
      Principal repayments of capital lease obligations . . . . . . . . . . . . . . .       (158)      (359)
                                                                                       --------------------
  Net cash (used for) provided by financing activities. . . . . . . . . . . . . . . .    (42,646)     2,626
                                                                                       --------------------

  Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     (9,328)    (2,509)
      Cash and cash equivalents:
      Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,755     20,200
                                                                                       --------------------
      End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  11,427   $ 17,691
                                                                                       ====================
Supplemental Disclosure:
  Cash paid:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,057        176
      Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,862      9,096


The accompanying notes are an integral part of these consolidated financial statements.

                       CCC INFORMATION SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



NOTE  1-  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION

     CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 758 full-time employees at September 30, 2004, compared to 872 at this time in 2003. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

     As of September 30, 2004, White River Ventures Inc. ("White River") held approximately 31% of our outstanding common stock. In September 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title-holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

     The accompanying consolidated interim financial statements as of and for the nine months ended September 30, 2004 and 2003 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC").

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

Goodwill

     Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill.

     Under the provisions of SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS 142"), goodwill is no longer amortized. Under SFAS 142, goodwill is reviewed for impairment on at least an annual basis, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In accordance with SFAS 142, we completed our annual impairment analysis during the first quarter of 2004. We believe no events or changes in circumstances have occurred since our annual impairment testing to indicate that the carrying value of such assets may not be recoverable as of September 30, 2004.

     The aggregate goodwill balance as of September 30, 2004 was $15.7 million. The balance from the 1988 acquisition that included CCC Valuescope was $4.9 million, and the remaining balance of $10.8 million represents the goodwill from the Comp-Est acquisition completed during February 2003.

Deferred  Financing  Costs

     Deferred financing costs are capitalized and amortized as interest expense over the term of CCC's underlying financing agreement. As of September 30, 2004, deferred financing costs of $3.5 million net of accumulated amortization of $0.1 million was included in 'other assets' in the Company's consolidated interim balance sheet.

Earnings  Per  Share  Information

     Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Using the treasury method, for the three and nine month periods ended September 30, 2004, options to purchase a weighted average number of 487,647 and 518,110 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.


                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                    --------------------------------------
                                                       2004     2003     2004     2003
                                                    --------------------------------------

Net income . . . . . . . . . . . . . . . . . . . .  $   483  $ 6,351  $12,032  $17,816
                                                    ======================================

Weighted average common shares outstanding:
   Shares attributable to common stock outstanding   22,965   26,256   25,351   26,210
   Shares attributable to common stock equivalents
    outstanding. . . . . . . . . . . . . . . . . .    1,196    1,228    1,278    1,411
                                                    --------------------------------------
                                                     24,161   27,484   26,629   27,621
                                                    ======================================
Per share net income:
   Basic . . . . . . . . . . . . . . . . . . . . .  $  0.02  $  0.24  $  0.47  $  0.68
                                                    ======================================
   Diluted . . . . . . . . . . . . . . . . . . . .  $  0.02  $  0.23  $  0.45  $  0.65
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

     The Company applies APB No. 25 in accounting for its stock option plans and employee stock purchase plan, and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations, except for the compensation charge recognized in connection with the self-tender offer. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS 123, the Company's net income applicable to common stock and related per share amounts would have been impacted as indicated below (in thousands, except per share data):


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                      --------------------------------------
                                         2004      2003      2004       2003
                                      --------------------------------------
Net income:
 As reported . . . . . . . . . . . .  $   483   $  6,351  $12,032   $  17,816
 Pro forma . . . . . . . . . . . . .  $    58   $  5,600  $10,561   $  15,936
Per share net income - basic:
 As reported . . . . . . . . . . . .  $  0.02   $   0.24  $  0.47   $    0.68
 Pro forma . . . . . . . . . . . . .  $  0.00   $   0.21  $  0.42   $    0.61
Per share net income - diluted:
 As reported . . . . . . . . . . . .  $  0.02   $   0.23  $  0.45   $    0.65
 Pro forma . . . . . . . . . . . . .  $  0.00   $   0.20  $  0.40   $    0.58

Weighted average shares outstanding:
 Basic . . . . . . . . . . . . . . .   22,965     26,256   25,351      26,210
 Diluted . . . . . . . . . . . . . .   24,161     27,484   26,629      27,621

Assumptions used:
 Expected volatility . . . . . . . .     66.7%    73.5 %     66.7%     73.5 %
 Risk free rate. . . . . . . . . . .      3.4%     2.8 %      3.4%      2.8 %
 Expected option life. . . . . . . .   5.5yrs     5.5yrs   5.5yrs     5.5 yrs
 Dividend yield. . . . . . . . . . .        -          -        -           -


     The stock-based employee compensation costs arising out of the restricted stock issued are included in net income as reported and have been immaterial for the three and nine months ended September 30, 2004 and 2003. A pre-tax non-cash stock compensation charge relating to the exercise of options in connection with the self-tender offer of approximately $13.1 million is also included in net income as reported.

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

Commitments  and  Contingencies

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

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by the Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of September 30, 2004, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

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

     Summary financial information for ChoiceParts is as follows (in thousands):

                                  THREE MONTHS    NINE MONTHS
                                     ENDED          ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,
                                -------------------------------
                                 2004    2003    2004    2003
                                -------------------------------

Revenues . . . . . . . . . . .  $1,918  $2,604   $6,249  $8,582
                                ===============================
Income (loss) from operations.  $  587  $ (298)  $1,438  $ (294)
                                ===============================
Net income (loss). . . . . . .  $  609  $ (298)  $1,456  $ (318)
                                ===============================


NOTE  4  -  OTHER  CURRENT  ASSETS

     Other  current  assets  consisted  of  the  following  (in  thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2004           2003
                                                              -----------------------------

Prepaid data royalties . . . . . . . . . . . . . . . . . . .  $        1,865  $       1,948
Insurance reimbursement for litigation settlement. . . . . .           1,800          2,000
Prepaid equipment maintenance. . . . . . . . . . . . . . . .           1,245          1,261
Prepaid insurance. . . . . . . . . . . . . . . . . . . . . .             594          1,080
Deferred contract buyouts. . . . . . . . . . . . . . . . . .             507              -
Income tax receivable - research and experimentation credits             339            750
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,529          1,330
                                                              -----------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        7,879  $       8,369
                                                              =============================

NOTE  5  -  ACCRUED  EXPENSES

     Accrued  expenses  consisted  of  the  following  (in  thousands):

                        SEPTEMBER 30,    DECEMBER 31,
                            2004            2003
                        -----------------------------

Litigation settlements  $        7,961  $       6,475
Compensation . . . . .           5,026          4,468
Health insurance . . .           1,407          1,256
Professional fees. . .             944            843
Restructuring charges.             939            860
Sales tax. . . . . . .             857            933
Other. . . . . . . . .           1,468          1,687
                        -----------------------------
Total. . . . . . . . .  $       18,602  $      16,522
                        =============================


NOTE  6  -  OTHER  LIABILITIES

     Other  liabilities  consisted  of  the  following  (in  thousands):


               SEPTEMBER 30,   DECEMBER 31,
                   2004           2003
               -----------------------------

Deferred rent  $        1,441  $       2,140
Other, net. .             559            924
               -----------------------------
Total . . . .  $        2,000  $       3,064
               =============================

NOTE  7  -  LONG-TERM  DEBT

     On August 20, 2004, in conjunction with a self-tender offer, CCC entered into a new credit agreement ( "Credit Agreement") replacing CCC's former credit facility. The new agreement is in the form of a term loan ("Term Loan") for $177.5 million and a revolving loan ("Revolving Loan") for $30.0 million. Through September 30, 2004 the Company had no advances under the Revolving Loan. As compared to the former credit facility, the Credit Agreement provides CCC with improved terms and additional flexibility. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. The Credit Agreement is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. CCC is also required to provide the lender with quarterly and annual financial reports. The Company is also required to enter into a hedging agreement that would result in at least 50% of the aggregate principal amount borrowed under the Term Loan being effectively subject to a fixed or maximum interest rate, no later than the 105th day after the closing date of August 20, 2004. The Company currently is considering alternatives.

     The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010 with a payment of $166.9 million due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Revolving Loan.

     During the quarter, the weighted average interest rate was 4.6%. CCC made cash principal and interest payments under the Term Loan of $7.4 million and $1.0 million, respectively, during the quarter ended September 30, 2004. The principal payment included a voluntary prepayment of $7.0 million.

     In connection with the new Credit Agreement, the Company incurred financing costs of approximately $3.6 million. These costs have been capitalized and will be amortized as interest expense over the term of the underlying Credit Agreement.

     Maturities of long-term debt as of September 30, 2004 are as follows (in thousands):


Remaining 2004. . . . . .  $    444
          2005. . . . . .     1,775
          2006. . . . . .     1,775
          2007. . . . . .     1,775
          2008. . . . . .     1,775
          2009. . . . . .     1,775
Thereafter. . . . . . . .   160,737
                           --------
     Total long-term debt  $170,056
                           ========

NOTE  8  -  SELF-TENDER

     During the third quarter of 2004, the Company's Board of Directors authorized a self-tender offer to purchase up to $210.0 million of its common stock at a price of $18.75 per share. The tender was fully subscribed and 11.2 million shares were purchased. The purchase was made through a fixed price tender offer in which all of CCC's stockholders, vested option holders and warrant holders, including employee benefit plans, were given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represented a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. Since the number of shares tendered was greater than 11,200,000, purchases were made based on a proration factor of
44.1049 percent. The shares that were purchased were retired. The self-tender offer was funded by a term loan facility of $177.5 million and $32.5 million of cash on hand.

     The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company's self- tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer, as such, the company does not expect to record any additional compensation expense associated with current or future options granted under these plans. Following stock compensation accounting requirements, the charge had to cover all vested employee stock options including those that were not tendered and those that were unable to be exercised due to the 44 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

     The amount remaining on the balance sheet for additional paid-in capital subsequent to the self-tender offer primarily relates to the warrants that were issued as part of the Rights Offering completed in 2001 and remain unexercised.

NOTE  9 - TREASURY  STOCK

     In conjunction with the self-tender offer, vested option and warrant holders were allowed to perform a stock-for-stock cashless exercise in which shares valued at the closing market price of $17.72 on August 30, 2004, the date the tender offer closed, were withheld to cover the exercise price of options and warrants, as well as withholding taxes, which resulted in an increase to treasury stock.


NOTE  10  -  LITIGATION  SETTLEMENT

     In August 2004, the Company settled a dispute that had been pending between the Company and certain of its insurers that had issued insurance policies to the Company over the past several years. Under the terms of the settlement, the insurers paid the Company approximately $4.8 million, and the parties agreed to dismiss the legal proceedings relating to this matter and to provide mutual releases. The settlement involved a lawsuit filed by the Company's insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company's vehicle valuation product, now known as CCC Valuescope.

     We recorded a net charge of $1.9 million to increase our accrual for settlement of the pending litigation relating to CCC Valuescope, from $4.3 million to $6.2 million.

     The total benefit was due to the net result of the insurance settlement described above of $4.8 million, less $0.3 million used for defense and settlement costs and the increase in the accrual. See Note 12, "Legal Proceedings" for further discussion.

NOTE  11  -  RESTRUCTURING  CHARGES

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

     During the second quarter of 2004, we recorded a charge of $0.9 million for a realignment of our organization, which primarily related to severance costs for 40 former employees. The restructuring has allowed us to streamline and focus our implementation process and improve our overall sales and support execution and is expected to generate cost savings in excess of $4.0 million annually beginning in the third quarter of 2004.

     The following summarizes the activity in the restructuring accrual (in thousands):

                               EXCESS        REDUCTION
                               FACILITIES    IN FORCE
                               ------------------------
Balance at December 31, 2003   $     1,830            -
Cash payments                         (172)           -
                               ------------------------
Balance at March 31, 2004            1,658            -
Additional charges                       -          886
Cash payments                         (172)        (212)
                               ------------------------
Balance at June 30, 2004             1,486          674
Cash payments                         (180)        (627)
                               ------------------------
Balance at September 30, 2004  $     1,306   $       47
                               ========================



NOTE  12  -  LEGAL  PROCEEDINGS

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2004, and June 30, 2004.

     On September 21, 2004, the Los Angeles County Superior Court sustained CCC's demurrer and granted CCC's motion to strike the claims asserted against CCC in RIVERA v. STATE FARM MUTUAL AUTOMOBILE INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. BC200881 (filed October 31, 2001; served on CCC on March 9, 2004). The Court also sustained the demurrer and granted the motion to strike filed by CCC's insurance company co-defendant, State Farm
Mutual Automobile Insurance Company, and awarded costs in favor of CCC and State Farm.

     SUSANNA COOK v. DAIRYLAND INS. CO., SENTRY INS., and CCC INFORMATION SERVICES INC., No. 2000 L-1 (filed January 31, 2000 in the Circuit Court of Johnson County, Illinois). On June 7, 2004, the Circuit Court granted CCC's motion for summary judgment and dismissed all of plaintiff's claims against CCC. The Court also granted the summary judgment motions of CCC's insurance company co-defendants. On or about July 23, 2004, the Court denied plaintiff's motion seeking reconsideration of the Court's ruling. On or about August 12, 2004, plaintiff filed a Notice of Appeal before the Clerk of the Appellate Court of Illinois, Fifth Judicial District.

     GILKERSON V. NATIONWIDE MUT. INS. CO., and CONSOLIDATED COLLATERAL CO., No. 04-C-2147 (filed August 3, 2004 in the Circuit Court of Kanawha County, West Virginia). Plaintiff alleges four counts against her purported insurer, Nationwide Mutual Insurance Company ("Nationwide"), and CCC arising from the total loss of her vehicle: breach of contract; common law fraud and intentional infliction of emotional distress; violation of common law duty of good faith and fair dealing; and fraud in violation of the West Virginia Unfair Trade Practices Act. Nationwide removed the case to the U.S. District Court for the Southern District of West Virginia, No. 2:04-0957, on August 31, 2004.

     TAYLOR V. SOUTHERN FARM BUREAU CAS. INS. CO., and CCC INFO. SERVS., INC., No. 2004-0095 (filed April 8, 2004 in the Circuit Court of Tunica County, Mississippi). Plaintiff alleges certain claims against her purported insurer, Southern Farm Bureau Casualty Insurance Company , and CCC arising from the total loss of her vehicle. Against CCC, Plaintiff asserts claims for conspiracy to commit fraud in violation of the Mississippi Consumer Protection Act and conspiracy to commit common law fraud.

     CCC and certain of its insurance company customers have continued to engage in settlement discussions with the plaintiffs attorneys who filed certain cases in Johnson County and Madison County, Illinois. As negotiations have progressed, the number of participants and the cost to CCC of the proposed settlement have fluctuated. Based on recent developments in those negotiations, the initial settlement described in the Annual Report on Form 10-K for the year ended December 31, 2003, has expanded and would resolve potential claims arising out of approximately 29% of the Company's total transaction volume (up from approximately 17%) for valuations involving first party claims during the time period covered by the lawsuits. The Company anticipates that this settlement would eliminate the viability of class claims in 7 of the 11 putative class actions pending in the trial or appellate courts against the Company and certain of its customers. These settlement negotiations are ongoing, but at this time, CCC and its customers participating in the settlement have reached an agreement in principle as to CCC's proposed contribution to the proposed settlement. Upon completion of the settlement negotiations, CCC would agree to enter into the settlement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgement of any fault or liability to the plaintiffs, the putative class or anyone else.

     During 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward a potential settlement that would resolve potential claims arising out of approximately 30% of CCC's transaction volume during the time period covered by the lawsuits. As a result of the above-described developments with respect to that potential settlement, the Company has increased the accrual by a net amount of $1.9 million, from $4.3 million to $6.2 million. This increase is due to several factors, including the growth that has occurred in the size of the putative classes of insureds over time, increases in certain costs associated with the settlement, and changes in the terms of the settlement as between CCC and its participating customers. Additionally, the expected insurance reimbursement has been reduced from $2.0 million to $1.8 million. CCC now estimates that this potential settlement would resolve potential claims arising out of approximately 29% of the Company's transaction volume for valuations involving first party claims during the period covered by the lawsuits. However, the consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of the settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the terms or levels of participation set forth above. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total transaction volume could be settled on comparable terms.

     CCC intends to vigorously defend its interests in all of the above described pending matters and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC was held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. CCC is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the lawsuits proceed, CCC will continue to assess the potential impact on the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  INFORMATION

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in our annual report on Form 10-K for the year ended December 31, 2003 and our other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from our expectations include, but are not limited to, competition in the automotive claims and collision repair industries, the ability to develop new products and services, the prolonged sales and implementation cycle of some of the company's new products, the ability to protect trade secrets and proprietary information, the ability to generate the cash flow necessary to meet our obligations, the outcome of certain legal proceedings, and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We have based these forward-looking statements on information currently available and disclaim any intention or obligation to update or revise any forward-looking statement.

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

     CCC has long been a leader and innovator in the automotive claims and collision repair market. CCC has approximately 21,000 collision repair-facilities  installations,  located  in  all  50  states,  and  over  350 insurance company customers in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market leader. We continue to seek to develop products and services to anticipate and respond to changing demands in the auto-claims industry.

CCC  PATHWAYS

     This  suite  consists  of  our  collision  estimating  products:

     -CCC  Pathways  Appraisal  Solution  (for  insurance  customers);
     -CCC  Pathways  Estimating  Solution  (for  collision  repair  facility customers);
     -CCC Pathways IndependentAppraiserSolution (for independent appraisers); -CCC Pathways Digital Imaging;
     -Recycled  Parts  Service;  and
     -Comp-Est  Estimating  Solution


     CCC Pathways helps automobile insurance companies, collision-repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Service and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored either via our EZNet communications network or our web-based open workflow solution, both are described later in this section under "Workflow Products."

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

WORKFLOW  PRODUCTS

     This  suite  includes  the  following  products  and  services:

     -EZNet  Communications  Network  ("EZNet");
     -CCC  Pathways  Appraisal Quality  Advisor and  Quality  Advisor Appraisal
      Review  ("QAAR  Plus"  )
     -CCC  Autoverse
     -CCC  Accumark  Reinspection

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review the accounting policies, including those described in the Notes to the Consolidated Financial Statements, used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, income taxes, goodwill, intangibles, software development, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors and Disclosure Committee. See "Preparation of Financial Information" in this section for further discussion of the Disclosure Committee.

     We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments.

-     Accounts  Receivable
-     Income  Taxes
-     Goodwill  and  Intangibles
-     Software  Development  Costs
-     Fair  Value  of  Financial  Instruments
-     Commitments  and  Contingencies
-     Stock Compensation Expense

     For a detailed discussion on the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

     During the first quarter of 2004 we implemented new performance compensation plans. Accordingly, the methodology for recognizing annual performance compensation expenses changed from the prior year. Our objective was to directly correlate our quarterly bonus achievement and accrual more closely with the performance against our growth targets and corporate objectives that drive our variable compensation plans. Under this new method, we will be more closely linking achievement against our annual growth targets by accruing the bonus based on certain year-to-date growth metrics over the prior year. Under the historic method, a proportionate amount of the projected annual payout was recorded each quarter and was adjusted when full year annual projections were revised. As a result, we expect to see more stability in the selling, general and administrative expense line on a quarter-to-quarter basis when measured as a percentage of revenue.

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

REGULATION

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the Company is aware of a case pending in the Superior Court of the State of California for the County of Los Angeles captioned PERSONAL INSURANCE FEDERATION OF CALIFORNIA, et al. v. JOHN GARAMENDI, INSURANCE COMMISSIONER OF
THE STATE OF CALIFORNIA, Case No. BC298284 (filed July 1, 2003). CCC has further learned that on or about June 7, 2004, a partial settlement was reached in that litigation among the parties thereto. Pursuant to that settlement, the Department of Insurance was allowed to implement and enforce certain provisions of the proposed amendments to the Fair Claims Settlement Practices Regulations that had been preliminarily enjoined by the Court. Valuation sources in California were required to change certain aspects of their methodology on or before October 4, 2004 in order to comply with these new requirements. CCC, in turn, implemented the necessary changes to comply with the new requirements prior to that date.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
                                    30, 2003

     Operating Income. Operating income decreased quarter-over-quarter from 2003 to 2004 by $9.3 million, to $1.4 million, due to an increase in operating expenses of $9.7 million partially offset by an increase in revenue of $0.5 million. Included in the operating expenses for the current quarter were a non-cash stock compensation expense of $13.1 million and a $2.6 million net benefit related to a litigation settlement and an increase to our accrual for settlement of the litigation relating to CCC Valuescope. Our operating margin (operating income as a percentage of revenue) decreased to 2.9% for the quarter ended September 30, 2004 compared to 22.0% for the same quarter in 2003.

     Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):


                             THREE MONTHS ENDED SEPTEMBER 30,     VARIANCE
                                    2004            2003     INCREASE (DECREASE)
                             ------------------------------- ------------------
Pathways. . . . . . . . . .  $30,937   63.0%  $29,504   60.7%  $1,433     4.9%
CCC Valuescope. . . . . . .   10,301   21.0    10,720   22.0     (419)   (3.9)
Workflow Products . . . . .    6,391   13.0     6,645   13.7     (254)   (3.8)
Information Services. . . .      511    1.0       445    0.9       66    14.8
Other Products and Services      952    2.0     1,307    2.7     (355)  (27.2)
                             --------------------------------------------------
Total . . . . . . . . . . .  $49,092  100.0%  $48,621  100.0%  $  471     1.0%
                             ==================================================

     Revenues from our CCC Pathways products increased in the third quarter of 2004 by $1.4 million, or 4.9%, compared to the third quarter of last year due to the growth of our estimating solutions in both the repair facility and insurance channels, as well as an increase in sales of our Recycled Parts Service solution to insurance carriers.

     Revenues from our CCC Valuescope suite decreased as a result of pricing declines due to recent contract renewals, which were partially offset by an increase in transaction volumes.

     Revenues from our workflow product suite decreased slightly from the prior year as growth in Autoverse was offset by a decrease in revenues from EZNet. While growth in Autoverse was strong, storms in the Southeast slowed the sales and implementation cycle for the product, as processing of storm-related auto claims became the priority for a few of our customers in the third quarter. As a result, these customers delayed the rollout of Autoverse during the quarter. The decrease in revenue from EZNet was attributable to a decrease in volume transactions as well as the impact of pricing declines due to recent customer renewal activity.

     Revenues from our other products decreased in line with the Company's plan to exit the customer hardware business and a planned phase-out by a customer of our CARS Direct service.

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):


                                       THREE MONTHS ENDED SEPTEMBER 30,     VARIANCE
                                            2004             2003      INCREASE (DECREASE)
                                     --------------------------------- -------------------
Revenues                             $49,092   100.0%  $48,621  100.0%  $   471     1.0%

Production and Customer Support        7,976    16.1     8,279   17.0      (303)   (3.7)
Commissions, Royalties and Licenses    3,166     6.4     3,184    6.6       (18)   (0.6)
Selling, General and Administrative   17,086    34.8    16,699   34.3       387     2.3
Depreciation and Amortization          1,719     3.5     1,944    4.0      (225)  (11.6)
Product Development and Programming    7,175    14.6     7,838   16.1      (663)   (8.5)
Stock compensation expense non-cash   13,139    26.8         -      -    13,139       -
Litigation Settlement                 (2,586)   (5.3)        -      -    (2,586)      -
                                     ---------------------------------------------------
Total Operating Expenses             $47,675    97.1%  $37,944   78.0%  $ 9,731    25.6%
                                     ===================================================


     Production and Customer Support. Production and Customer Support expenses were down quarter-over-quarter from 2003 to 2004 due to costs incurred last year as part of the move to complete the implementation of a new customer support model.

     Selling, General and Administrative. Selling, general and administrative expenses increased slightly quarter-over-quarter from 2003 to 2004 as a result of an increase to certain incentive compensation costs tied to business performance. During the first quarter of 2004 we implemented new performance compensation plans, and as a result, the methodology for recognizing annual performance compensation expenses changed from the prior year. The increase was partially offset by savings generated from a realignment of our organization that took place during the second quarter of 2004.

     Depreciation and Amortization. Depreciation and amortization expenses decreased as a result of fewer investments in software and customer-leased computer equipment as well as the use of certain software that is now fully depreciated.

     Product Development and Programming. The decrease in product development and programming expenses was also due primarily to the realignment of our organization that took place during the second quarter of 2004.

     Stock Compensation Expense Non-Cash. The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company's self- tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer, as such, the company does not expect to record any additional compensation expense associated with current or future options granted under these plans. Following stock compensation accounting requirements, the charge had to cover all vested employee stock options including those that were not tendered and those that were unable to be exercised due to the 44 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

     Litigation Settlement. During the third quarter of 2004, the Company received $4.8 million as a result of the settlement of a lawsuit filed by certain of the Company's insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company's vehicle valuation product, now known as CCC Valuescope. We also recorded a net charge of $1.9 million to increase our accrual for settlement of the litigation relating to CCC Valuescope, from $4.3 million to $6.2 million. The net result of the insurance settlement of $4.8 million, after the $1.9 million charge and the deduction of approximately $0.3 million for defense and settlement costs resulted in a net pre-tax benefit of $2.6 million for the quarter.

     Interest Expense. On August 20, 2004, in conjunction with a self-tender offer, CCC entered into a Credit Agreement in the form of a Term Loan for $177.5 million and a Revolving Loan for $30.0 million. Through September 30, 2004 the Company had no advances under the Revolving Loan. All advances under the Credit Agreement bear interest, at CCC's election, at the LIBOR plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Revolving Loan.

     During the quarter, the weighted average interest rate was 4.6%. CCC made interest payments under the Term Loan of $1.0 million, during the quarter ended September 30, 2004.

     In connection with the new Credit Agreement, the Company incurred financing costs of approximately $3.6 million. These costs have been capitalized and will be amortized as interest expense over the term of the underlying Credit Agreement.


  NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
                                    30, 2003

     Operating Income. Operating income decreased for the nine months ended September 30 from 2003 to 2004 by $9.3 million, to $20.1 million from $29.4 million due to a non-cash stock compensation expense of $13.1 million, partially offset by an increase in revenue of $3.7 million, and a $2.6 million net benefit related to a litigation settlement and an increase to our accrual for settlement of the litigation relating to CCC Valuescope. Our operating margin (operating income as a percentage of revenue) decreased to 13.5% for the nine months ended September 30, 2004 compared to 20.4% for the nine months ended September 30, 2003.

     Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):



                               NINE MONTHS ENDED SEPTEMBER 30,     VARIANCE
                                    2004              2003     INCREASE (DECREASE)
                             --------------------------------- ------------------
Pathways. . . . . . . . . .  $ 93,366   63.0%  $ 88,018   60.9%  $ 5,348     6.1%
CCC Valuescope. . . . . . .    30,601   20.6     31,655   21.9    (1,054)   (3.3)
Workflow Products . . . . .    19,190   13.0     19,645   13.6      (455)   (2.3)
Information Services. . . .     1,517    1.0      1,239    0.9       278    22.4
Other Products and Services     3,494    2.4      3,893    2.7      (399)  (10.2)
                             ----------------------------------------------------
Total . . . . . . . . . . .  $148,168  100.0%  $144,450  100.0%  $ 3,718     2.6%
                             ====================================================

     Revenues from our CCC Pathways products increased year-over-year due to the acquisition of Comp-Est being completed at the end of February 2003. Also contributing to the growth in this suite was increased sales of our Recycled Parts Service to insurance companies as well as continued growth of our CCC Pathways solutions in the repair facility channel.

     Revenues from CCC Valuescope decreased as a result of pricing declines due to contract renewals, which were not offset by transaction volumes. We had expected transaction volumes to increase enough to offset the pricing declines, but this did not occur, as many of our insurance customers experienced a decrease in claim volumes.

     Revenues from our workflow product suite decreased slightly from the prior year. The gains we made with Autoverse during the first half of the year compared to the prior year were partially offset by a decline in revenue from EZNet. The decreased revenue from EZNet was attributable to a decrease in volume transactions as well as the impact of pricing declines due to recent customer renewal activity.

     Revenue from our information services product suite increased due to higher sales of our management information tools to both insurance companies and repair facilities.

     Revenues from our other products decreased in line with the Company's plan to exit the customer hardware business and a planned phase-out by a customer of our CARS Direct service

     Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (dollars in thousands):



                                       NINE MONTHS ENDED SEPTEMBER 30,       VARIANCE
                                             2004              2003     INCREASE (DECREASE)
                                     -----------------------------------------------------
Revenues                             $148,168   100.0%  $144,450  100.0%  $ 3,718     2.6%

Production and Customer Support        24,132    16.3     23,377   16.2       755     3.2
Commissions, Royalties and Licenses     9,485     6.4      8,614    6.0       871    10.1
Selling, General and Administrative    54,120    36.5     52,415   36.3     1,705     3.3
Depreciation and Amortization           5,628     3.8      5,888    4.1      (260)   (4.4)
Product Development and Programming    23,302    15.7     23,690   16.4      (388)   (1.6)
Stock compensation expense non-cash    13,139     8.9          -      -    13,139       -
Restructuring Charges 1,061               886     0.6      1,061    0.7      (175)  (16.5)
Litigation Settlement                  (2,586)   (1.7)         -      -    (2,586)      -
                                     -----------------------------------------------------
Total Operating Expenses             $128,106    86.5%  $115,045   79.7%  $13,061    11.3%
                                     =====================================================




     Production and Customer Support. Production and customer support expenses increased compared to last year due mainly to higher than anticipated training and transition costs needed to complete the implementation of the new customer support model, that is, moving to a universal service representative model. While we finished the migration to the new model during the fourth quarter of 2003, we continued to incur additional training and transition expense related to this project during the first quarter of 2004.

     Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased partially due to the inclusion of a full nine months' of data license fees for the Comp-Est product versus only seven months of expense being included last year, since the acquisition was completed at the end of February 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased from 2003 to 2004 mainly due to the items described below:

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

     The increase was partially offset by savings of approximately $0.5 million generated during the third quarter from a realignment of our organization that took place during the second quarter of 2004. The restructuring has allowed us to better streamline and focus our implementation process and improve our overall sales and support execution.

     There was also a favorable impact of approximately $1.3 million, due to a change in methodology for annual performance compensation expenses, as well as actual performance against our plan targets during the nine months ended September 30, 2004. During the first quarter of 2004 we implemented new performance compensation plans, and as a result, the methodology for recognizing annual performance compensation expenses changed from the prior year.

     Depreciation and Amortization. Depreciation and amortization decreased as a result of fewer investments in software and customer leased computer equipment as well as using certain software that is now fully depreciated. The decrease was partially offset by an increase in amortization related to Comp-Est's intangibles, since 2003 did not reflect a full year of amortization for Comp-Est due to the timing of the acquisition.

     Product Development and Programming. Product development and programming expenses also decreased slightly due to the realignment of our organization that took place during the second quarter of 2004 resulting in savings of approximately $0.5 million. The timing of our continued investment in development of a new shop management product partially offset these savings.

     Stock Compensation Expense Non-Cash. The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company's self- tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer, as such, the company does not expect to record any additional compensation expense associated with current or future options granted under these plans. Following stock compensation accounting requirements, the charge had to cover all vested employee stock options including those that were not tendered and those that were unable to be exercised due to the 44 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

     Restructuring Charges. During the second quarter of 2004, we recorded a charge of $0.9 million for a realignment of our organization, which primarily related to severance costs for 40 former employees. The restructuring has allowed us to better streamline and focus our implementation process and improve our overall sales and support execution and is expected to generate cost savings in excess of $4.0 million annually beginning in the third quarter of 2004. During the second quarter of 2003, we recorded a final charge related to excess office space, located in Chicago, which was occupied by a former business.

     Litigation Settlement. During the third quarter of 2004, the Company received $4.8 million as a result of the settlement of a lawsuit filed by certain of the Company's insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company's vehicle valuation product, now known as CCC Valuescope. We also recorded a net charge of $1.9 million to increase our accrual for settlement of the litigation relating to CCC Valuescope, from $4.3 million to $6.2 million. The net result of the insurance settlement of $4.8 million, after the $1.9 million charge and the deduction of approximately $0.3 million for defense and settlement costs resulted in a net pre-tax benefit of $2.6 million for the quarter.

     Interest Expense. On August 20, 2004, in conjunction with a self-tender offer, CCC entered into a Credit Agreement in the form of a Term Loan for $177.5 million and a Revolving Loan for $30.0 million. Through September 30, 2004 the Company had no advances under the Revolving Loan. All advances under the Credit Agreement bear interest, at CCC's election, at the LIBOR plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Revolving Loan.

     During the quarter, the weighted average interest rate was 4.6%. CCC made interest payments under the Term Loan of $1.0 million, during the quarter ended September 30, 2004.

     In connection with the new Credit Agreement, the Company incurred financing costs of approximately $3.6 million. These costs have been capitalized and will be amortized as interest expense over the term of the underlying Credit Agreement.


OUTLOOK

     The company issued the following guidance for the fourth quarter and full year 2004:

     Revenue growth for the fourth quarter is expected to be in the 1 to 2 percent range versus the prior year, which would produce full year revenue growth in the 2 to 3 percent range. This is a change from our previous guidance of 3 to 4 percent.

     Operating income for the fourth quarter should be in the $12 to $13 million range, with full year operating income expected to be in the $32 to $33 million range, including the impact of the charges taken in the second quarter of $1.7 million and the impact of the net charge of $10.5 million taken in the third quarter. This is a decrease from our previous guidance of $43 to $45 million due to the impact of the net charge taken in the third quarter.

     Earnings per share for the fourth quarter is expected to be in the $0.36 to $0.39 per share range. Earnings per share for 2004 is expected to be in the $0.75 to $0.77 per share range, which represents a decrease from our previous guidance of $0.96 to $1.00 per share. Earnings per share guidance for the full year includes the impact of the reduction in the number of shares outstanding following completion of the self-tender offer as well as the effect of the $0.04 per share in charges taken in the second quarter and the $0.27 per share net charge recorded in the third quarter. Please note that due to the timing of the tender offer, the fully diluted share base expected to be used for the fourth quarter earnings per share calculation is much lower than the fully diluted share base that is expected to be used for the full year earnings per share calculation. As a result, adding together the earnings per share for the individual quarters will not produce the full year earnings per share figure. (The company is using a fully diluted share base of 24.2 million to calculate the full year EPS figure and 17 million shares for the fourth quarter)

     CCC  also  supplied  the  following  preliminary  guidance  for  2005:

- Revenue growth is expected to be in the low to mid single digit percent range

- Earnings per share is anticipated to grow by 85 to 95 percent over 2004. Please note that this guidance is based on expectations for 2005 earnings compared to 2004 reported results, which include the impact of the net charges taken in the second and third quarters, and also reflects the decrease in the fully diluted share base due to the self-tender offer

- The company expects to use 17.3 million shares for the fully diluted earnings per share calculation for 2005



LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended September 30, 2004, net cash provided by operating activities was $30.4 million, proceeds of $177.5 million were received from entering into a new debt agreement, proceeds from the sale of short-term investments were $7.0 million and proceeds received from the exercise of stock options were $1.6 million. During the third quarter of 2004, the Company made its scheduled payment of $0.4 million and a voluntary prepayment of $7.0 million on the long-term debt to bring the principal balance down from $177.5 million to $170.1 million. We used $210.0 million for the self-tender offer of 11.2 million shares of common stock, $3.6 million for the payment of deferred financing costs and $0.9 million for costs related to the self-tender offer. We also used $4.1 million for the purchase of equipment, software, and for costs related to consolidate and make improvements to our main office in Chicago.

Credit  Agreement

     On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement (the "Credit Agreement") replacing CCC's former credit facility. The new agreement is in the form of a term loan ("Term Loan") for $177.5 million and a revolving loan ("Revolving Loan") for $30.0 million. As of September 30, 2004 the Company has had no advances under the Revolving Loan. As compared to the former credit facility, the Credit Agreement provides CCC with improved terms and additional flexibility. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. The Credit Agreement is guaranteed by CCC and is secured by a blanket first priority lien on substantially all of the assets of CCC and its subsidiaries. CCC is also required to provide the lender with quarterly and annual financial reports.

     The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010 with a payment of $166.9 million due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") plus a variable spread based on our leverage ratio or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Revolving Loan.

     During the quarter, the weighted average interest rate was 4.6%. CCC made cash principal and interest payments under the Term Loan of $7.4 million and $1.0 million, respectively, during the quarter ended September 30, 2004. The principal payment included a voluntary prepayment of $7.0 million and a scheduled payment of $0.4 million.

Self-Tender

     During the third quarter of 2004, the Company's Board of Directors authorized a self-tender offer to purchase up to $210.0 million of its common stock at a price of $18.75 per share. The tender was fully subscribed and 11.2 million shares were purchased. The purchase was made through a fixed price tender offer in which all of CCC's stockholders, vested option holders and warrant holders, including employee benefit plans, were given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represented a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. Since the number of shares tendered was greater than 11,200,000, purchases were made based on a proration factor of
44.1049 percent. The self-tender offer was funded by a Term Loan facility of $177.5 million and $32.5 million of cash on hand. The shares that were purchased were retired.

Liquidity  Requirements

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

     In addition, management believes that cash flows from operations and our available Revolving Loan of $30.0 million will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of September 30, 2004, we were in compliance with all covenants and have had no advances under the Revolving Loan.

CONTRACTUAL  OBLIGATIONS

     The following summarizes our significant contractual obligations and commitments as of September 30, 2004 (in thousands):


                                      LESS THAN      1-3       4-5   MORE THAN
                               TOTAL   1 YEAR       YEARS     YEARS   5 YEARS
                             ------------------------------------------------

Operating lease obligations  $ 27,115   2,900      18,358     3,975     1,882
Capital lease obligations .  $      -       -           -         -         -
Long-term debt obligations.  $170,057     444       5,325     3,550   160,738
Purchase obligations. . . .  $      -       -           -         -         -
Other long-term liabilities  $  2,680     217       1,965       498         -
                             ------------------------------------------------
Total . . . . . . . . . . .  $199,852  $3,561  $   25,648  $  8,023  $162,620
                             ================================================

CERTAIN  RISKS  RELATED  TO  OUR  BUSINESS

     The additional risk factors identified this quarter should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SERVICE OUR INDEBTEDNESS OR OTHER OBLIGATIONS OR FIND ALTERNATIVE FINANCING SOURCES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Our ability to make payments on our indebtedness and other obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds under our $30.0 million Revolving Loan, depends on our ability to satisfy various covenants. As of September 30, 2004, we were in compliance with all covenants.

     We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under the Credit Agreement or otherwise. In addition, we can give no assurances as to whether we will be able to obtain additional financing from other sources. Inability to obtain financing from alternative sources may have an adverse effect on our financial position, results of operations and cash flow.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Interest  Rate  Risk

     As a result of borrowing made under the Term Loan, the Company is now exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our long-term debt bears interest at floating interest rates. Since the interest rates of this instrument is variable, a hypothetical 10% increase or decrease in interest rates would result in corresponding increase or decrease in annual interest expense of $0.8 million. We currently do not use any derivative instruments to hedge our interest rate risk, however, the Company is currently considering several different alternatives.

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

     As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

     On July 2, 2004, Mitchell International Inc. filed a Motion for Summary Judgment in the patent infringement lawsuit brought by the Company in the United States District Court for the Northern District of Illinois (Eastern Division). CCC filed its response to Mitchell's Motion for Summary Judgment on August 6, 2004, and Mitchell filed a reply to CCC's response on August 20, 2004. The
Court  has  not  yet  issued  a  ruling  on  Mitchell's  motion.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

Issuer  Purchases  of  Equity  Securities


                       (a)              (b)            (c)                       (d)
                   Total number    Average price  Total number of         Maximum number (or
                  Of shares (or      paid per    shares (or units)      approximate dollar value)
                 Units) purchased     share      purchased as part of   of shares (or units) that
                                    (or unit)    publicly announced        may yet be purchased
                                                 plans or programs          under the plans or
                                                                               programs
7/1/04 - 7/31/04
8/1/04 - 8/31/04
9/1/04 - 9/30/04   11,200,000         $18.75        11,200,000                    0

Total              11,200,000*        $18.75        11,200,000*                   0

     * On July 22, 2004, the Company's Board of Directors announced a self-tender offer to repurchase up to $210 million of its common stock at a price of $18.75 per share. The tender offer expired on August 30, 2004. The tender was fully subscribed and 11.2 million shares were repurchased. The repurchase was made through a fixed price tender offer in which all of CCC's stockholders, vested option holders and warrant holders, including employee benefit plans, were given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represented a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. Since the number of shares tendered was greater than 11,200,000, purchases were made based on a proration factor of 44.1049 percent. The self-tender offer was funded by a term loan facility of $177.5 million and the Company's excess cash on hand.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          10.1 Credit Agreement dated August 20, 2004 among the Company and Credit Suisse First Boston

          10.2 Guarantee and Collateral Agreement dated August 20, 2004 among the Company and Credit Suisse First Boston

          31.1 Rule  13a-14(a)  Certification  of  Chief  Executive  Officer

          31.2 Rule  13a-14(a)  Certification  of  Chief  Financial  Officer

          32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 1,  2004      CCC  Information  Services  Group Inc.


                              By:       /s/ Githesh  Ramamurthy
                                        ----------------------
                              Name:     Githesh  Ramamurthy
                              Title:    Chairman and
                                        Chief  Executive Officer


                              By:       /s/ David  L.  Harbert
                                        ---------------------
                              Name:     David  L.  Harbert
                              Title:    Senior Vice President
                                        and Chief Financial Officer



                                     EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION

10.1. . . .  Credit Agreement dated August 20, 2004 among the Company and Credit
             Suisse First Boston

10.2. . . .  Guarantee and Collateral Agreement dated August 20, 2004 among the
             Company and Credit Suisse First Boston

31.1. . . .  Rule 13a-14(a) Certification of Chief Executive Officer

31.2. . . .  Rule 13a-14(a) Certification of Chief Financial Officer

32.1. . . .  Section 1350 Certification of Chief Executive Officer and Chief Financial Officer