Form 10-K
period 2004-12-31
CCC INFORMATION SERVICES GROUP INC
filed 2005-03-16
CIK 1017917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $156,215,860, based upon the closing sales price of the registrant's common stock reported for such date on the NASDAQ National Market. For purposes of this calculation, all directors, executive officers and holders of more than 5% of the registrant's outstanding common stock as of such date were deemed to be "affiliates" of the registrant.

As of March 11, 2005, 16,299,433 shares of the registrant's common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 2005 Annual Meeting of Stockholders and Proxy Statement.

CCC INFORMATION SERVICES GROUP INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical facts or statements of current conditions, this Annual Report on Form 10-K for the year ended December 31, 2004 ("Form 10-K") contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding market prospects of our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the technology and insurance industries as well as more specific risks and uncertainties such as those set forth elsewhere in the Form 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend, nor are we obligated, to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled Item 1. “Business - Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

Organization

CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we.." We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process.

Public Filings

Our principal executive office is located at World Trade Center Chicago, 444 Merchandise Mart, Chicago, Illinois 60654. Our telephone number is (312) 222-4636 and our Internet home page is located at www.cccis.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, are available free of charge on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Employees

We employed 766 full-time and 354 part-time employees at December 31, 2004. This is compared to 895 full-time and 338 part-time employees at the end of 2003.

Products and Services

Overview

Our products and services fall into five categories or “suites”: CCC Pathways® Products and Services, CCC Valuescope® Products and Services, Workflow Products, Information Services and Other Products and Services. Each of these product and service suites is described below. Our principal products and services are CCC Pathways collision estimating software, CCC Valuescope Claim Services and Workflow Products. Revenues from CCC Pathways represented 62.8%, 61.1% and 60.6% of our consolidated revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Revenues from CCC Valuescope represented 21.0%, 21.8% and 23.7% of our consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues from Workflow Products represented 13.0%, 13.5% and 11.8% of our consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

CCC has long been a leader and innovator in the automotive claims and collision repair market. CCC customers include approximately 21,000 collision repair-facilities, located in all 50 states, and over 350 insurance company installations in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet® communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market leader. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

CCC Pathways

This suite consists of our collision estimating products:

•	CCC Pathways® Registered Appraisal Solution (for insurance customers);

•	CCC Pathways® Registered Estimating Solution (for collision repair facility customers);

•	CCC Pathways® Registered Independent Appraiser Solution (for independent appraisers);

•	CCC Pathways® Digital Imaging;

•	Recycled Parts Services; and

•	Comp-Est™ Estimating Solution

CCC Pathways Solutions help automobile insurance companies, collision-repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Services and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored either via our EZNet communications network or our CCC Autoverse® workflow solution, both of which are described later in this section under "Workflow Products."

CCC Pathways gives customers access to the MOTOR Crash Estimating Guides prepared by Motor Information Systems, a unit of Hearst Business Publishing, Inc. ("Hearst"). These guides provide pricing, labor and refinishing information for original equipment manufacturer parts and recycled assemblies and we use it to create a database of parts, price and labor time for various repairs. An exclusive license from Hearst that expires in 2021 permits us to publish these guides electronically, which is an integral component of CCC Pathways. For more information about this license, please see the description later in this section under Item 1. “Business - Intellectual Property and Licenses."

Customers also use CCC Pathways to access databases of information gathered from various vendors. These databases include a compilation of data from over 1,693 sources on local part availability and price information on aftermarket and reconditioned parts, as well as information on pricing and availability of over 17,495 tire models from 24 different manufacturers. Customers using CCC Pathways with Recycled Parts Services also have access to a database that provides local part availability and price information on over 32.2 million available recycled or salvaged parts. For example, a customer may access the database of recycled or salvaged parts to determine if a specific recycled part is available from an identified vendor in his region and to ascertain the price of that part. If the customer selects that part for use in the repair process, CCC Pathways integrates that choice into the estimate workfile.

We sell Recycled Parts Services to our customers under multi-year agreements. Customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance.

We provide updates to the MOTOR Crash Estimating Guides and the other integrated databases used by CCC Pathways for our customers monthly via a CD-ROM, except for the Recycled Parts Services database, which our vendor updates electronically on a daily basis.

We license CCC Pathways to automobile insurance companies, collision repair facilities and independent appraisers under multi-year contracts and bill customers on a monthly subscription basis one month in advance.

CCC Pathways Digital Imaging. Imaging integration allows automobile insurance companies, collision repair facilities and independent appraisers to attach digital images of damaged vehicles to the CCC Pathways estimate workfile and transmit images with the workfile. These electronic images can be accessed by any authorized participant in the automobile claim process at any time and from any web enabled location. CCC Pathways Digital Imaging reduces the need for onsite inspections and eliminates film, photo processing, travel and overnight delivery costs.

We sell CCC Pathways Digital Imaging to our customers under multi-year contracts and bill our customers on a monthly subscription basis one month in advance.

Comp-Est Estimating Solution is our collision estimating software that targets smaller repair facilities that do not communicate electronically with insurance companies. This product also allows our customers to access the MOTOR Crash Estimating Guides and provides them with the ability to generate estimates and supplements. We sell Comp-Est Estimating Solution to our customers generally under annual contracts and bill them on a monthly subscription basis one month in advance.

 CCC Valuescope

CCC Valuescope. Our CCC Valuescope services are used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. Our values are based on local market data that identifies the location and price of comparable vehicles. To compile this data, CCC representatives survey over 4,400 car dealerships in more than 350 markets at least twice each month to obtain detailed information about the vehicles on the dealerships' used car lots. We also subscribe to more than 1,800 local newspapers and other publications and use information from the classified advertisements to provide additional information on vehicle availability and pricing. We believe our CCC Valuescope database is among the most current and comprehensive vehicle databases in North America. Each CCC Valuescope market report also includes a vehicle identification search under VINguard, which matches a current vehicle claim against our database of previously totaled or stolen vehicles to identify potential duplication or possible fraud.

Customers of CCC Valuescope who are also customers of CCC Pathways may access the CCC Valuescope program electronically using CCC Pathways software. Customers may also obtain CCC Valuescope valuations from us by telephone, e-mail or facsimile. Our TL2000 Solution® product allows customers to submit CCC Valuescope valuation requests and retrieve CCC Valuescope market valuation reports through the Internet via secured access. In addition, our customers' insureds and claimants can access their own vehicle valuation reports via the Internet. Customers may store CCC Valuescope valuations on our EZNet communications network as part of a claims workfile.

Commercial and Recreational Vehicle Valuation Services ("CRV"). CRV is the Company's CCC Valuescope valuation service for commercial and recreational vehicles. CRV provides valuations for specialty vehicles including trucks, semi-trailers, marine craft, motorcycles, recreational vehicles and pre-fabricated housing.

We sell CCC Valuescope and CRV to our customers, including those who are CCC Pathways customers, on a per-transaction basis under multi-year contracts. Customers are generally billed in the month following the transactions.

Workflow Products

CCC Autoverse. Our CCC Autoverse® products include CCC Autoverse® Claim Management (for insurance customers), CCC Autoverse Repair Management (for multiple-location repair facilities) and CCC Autoverse® Appraiser Management (for independent appraiser customers). CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as other established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products facilitate the secure flow of information between those who write damage estimates and insurers who process claims.

CCC Autoverse Claim Management enables an insurance adjuster to review estimates as well as digital images, supplements, claim summary reports and other documents associated with the claim. In addition, CCC Autoverse Claim Management allows the insurance adjuster to review events, enter new assignments and request and record payment information. CCC Autoverse Claim Management also provides reporting for assignment status.

CCC Autoverse Repair Management enables a CCC Pathways user or non-user repair facility operator to receive assignments into a central location from multiple insurance carriers. Through the CCC Autoverse dispatch feature, multi-location repair facilities are able to balance workloads among numerous locations. This permits a multi-location operator to reduce its cycle time and improve shop utilization.

We sell CCC Autoverse products to our customers on a per-transaction basis under multi-year agreements. Customers are billed at the beginning of the month following the transactions.

EZNet Communications Network. Our EZNet communications network is a secure network that allows clients to communicate estimates and claim information electronically. Our customers can access our EZNet communications network in various ways, including dedicated data lines and/or telephone lines via modems, as well as over the Internet. We also use our EZNet communications network to offer to our customers various electronic direct repair services such as dispatch of assignment information, estimate and supplement retrieval and electronic review of automobile appraisals. The network allows customers to electronically communicate claim information, including assignments, workfiles, estimates, images and auditable estimate data, internally and among insurance company appraisers, collision repair facilities, independent appraisers, insurance company reinspectors and other parties involved in the automobile claims process. The EZNet communications network allows customers to share information and review claims, regardless of their location and provides them with an electronic library to catalog, organize and store completed claims files.

After completing an estimate, the customer may store the estimate information on our EZNet communications network in the electronic library. For example, a remote claims adjuster in New York may prepare an estimate using CCC Pathways and store the completed estimate on EZNet. The adjuster's supervisor and other members of the claim team in California can access the estimate through our EZNet communications network on a confidential basis using a claim reference number.

We sell EZNet services to our customers under multi-year contracts and bill them on a per-transaction basis. Customers are billed at the beginning of the month following the transactions.

CCC Accumark™ Reinspection. CCC Accumark Reinspection allows for online access to automobile repair estimates and other claim folder contents to perform reinspections. CCC Accumark Reinspection enables insurance companies to establish sophisticated filters, customized to their business, to prioritize claim files for review and assist the reinspector in monitoring compliance with the insurance company’s reinspection objectives. Additionally, the reinspector can redline the estimate and communicate with the estimate writer to facilitate corrections to the estimate.

We sell CCC Accumark Reinspection to our customers under multi-year agreements. Customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance.

CCC Pathways Quality Advisor and Quality Advisor Appraisal Review (QAAR Plus™). QAAR Plus allows for electronic audits of automobile repair estimates prepared by direct repair facilities, independent appraisers and internal insurance staff for quality control and for identification and correction of errors or discrepancies prior to the completion of repairs. In addition, CCC Pathways Quality Advisor allows automobile insurance companies to use available historical data to track the performance of appraisers and provides a mechanism to establish and monitor compliance with certain reinspection objectives developed by the automobile insurance company. For example, CCC Pathways Quality Advisor allows an insurance company to establish certain criteria for reviewing the preparation of estimates, which in turn allows the insurance company to determine if an appraiser prepared an estimate that meets insurance company's guidelines.

We sell CCC Pathways Quality Advisor and QAAR Plus to our customers under multi-year agreements. Customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance.

Information Services Products

CCC Intellisphere™. CCC Intellisphere is our next generation, online web-based information service that provides access to create and distribute industry and company claims data. CCC Intellisphere provides our customers with flexible methods to access claims data and analyze certain key performance metrics, including parts and labor usage, adherence to company established estimating guidelines, valuation results and vehicle disposition.

ClaimScope® Navigator. ClaimScope Navigator is our online, web-based information service that provides a comprehensive method to create management reports comparing industry and company performance using CCC Pathways and CCC Valuescope data. ClaimScope Navigator permits our customers to conduct in-depth analyses of claim information by parts and labor usage, cycle time measurements and vehicle type and condition.

We sell CCC Intellisphere and ClaimScope Navigator services on a subscription basis under multi-year agreements, which are billed to customers one month in advance.

Other Products and Services

Pathways Enterprise Solution® and Pathways Professional Advantage®. Pathways Enterprise Solution is an automotive repair facility management software system that allows multiple location collision repair facilities to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a repair facility management software system for a single store location.

We sell Pathways Professional Advantage and Pathways Enterprise Solution to our customers under multi-year contracts and bill them on a monthly subscription basis one month in advance.

CARS® was a multi-vendor, online car rental reservation and management system, which allowed insurers control over car class selection, rates and extensions. We discontinued this service in the third quarter of 2004.

Sales and Marketing

All of our services are currently sold throughout the United States. Our sales and marketing strategy is to strengthen our relationships with existing customers and to expand our current customer base by providing efficient, integrated and value-added services in the automobile claims industry. We utilize approximately 150 sales and service professionals to market and implement our services.

Training and Support

Our training and support staff, which consists of approximately 100 employees, provides basic training in the field, advanced training courses, telephonic technical support and implementation services. Our training and support staff consists of individuals with technical knowledge relating not only to CCC software and services, operating systems and network communications, but also to new and used automobile markets and collision repair. We routinely analyze customer calls to modify services or training and, whenever necessary, will dispatch a field representative to a customer's location.

Customers

We provide our products and services primarily to automobile insurance companies and collision repair facilities. Our insurance company customers include most of the largest United States automobile insurance companies and small to medium size automobile insurance companies serving regional or local markets. CCC services approximately 21,000 collision repair-facilities, located in all 50 states, and over 350 insurance company installations in the United States. We bill our customers for our products and services based on either a monthly subscription or a per-transaction basis. No single customer accounted for more than 5.0% of our total revenues in any of the last three fiscal years.

ChoiceParts Joint Venture

On May 4, 2000, we formed an independent company, ChoiceParts, LLC ("ChoiceParts") with Automatic Data Processing Inc. ("ADP") and The Reynolds and Reynolds Company ("Reynolds") to provide electronic parts location and procurement services to collision repair facilities. We have a 27.5% equity interest in ChoiceParts. See Note 6, "Investment in ChoiceParts, LLC" in our consolidated financial statements.

Intellectual Property and Licenses

Our competitive advantage primarily depends on our proprietary technology. We rely on a combination of patents, contracts, intellectual property laws, confidentiality agreements and software security measures to protect our proprietary rights. We distribute our services under written license agreements, which grant our customers a license to use our products and services and contain provisions to protect our ownership and the confidentiality of the underlying technology. We also require all of our employees and other parties with access to our confidential information to sign agreements prohibiting the unauthorized use or disclosure of our technology.

We have registered names, trademarks and slogans used in connection with virtually all of our products and services, which we use in the advertising and marketing of our products and services. CCC Pathways and CCC are well-known marks within the automobile insurance and collision repair industries. We have patents for our collision estimating service pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. In 1999, we received a patent covering the CCC Pathways method for managing insurance claim processing. Although we do not have a patent concerning the CCC Valuescope calculation process, the processes involved in this program are our trade secrets and are essential to our CCC Valuescope business. Despite these precautions, we believe that existing laws provide only limited protection for our technology. A third party may misappropriate our technology or independently develop similar technology. Additionally, it is possible other companies could successfully challenge the validity or scope of our patents, diminishing the competitive advantage that our patents may provide.

We license certain data used in our services from third parties to whom we pay royalties. With the exception of the MOTOR Crash Estimating Guides, which we license from a unit of Hearst, we do not believe that our services are significantly dependent upon licensed data that cannot be obtained from other vendors. Although we have licensed the estimating guides from Hearst through 2021, we do not have access to an alternative database that would provide comparable information in the event the license is terminated. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guides.

Any interruption of our access to the MOTOR Crash Estimating Guides provided by a unit of Hearst could have a material adverse effect on our business, financial condition and results of operations.

In addition, we license data used in the Recycled Parts Services database. We have a data supply agreement with a provider of recycled parts data, Car-Part.com, which expires in June 2005.  We are currently negotiating a renewal of the existing data supply agreement and considering alternative sources of obtaining this data, if necessary. Any interruption of our access to the data contained in the Recycled Parts Services database could have a material adverse effect on our business.

We are not engaged in any material disputes with other parties that challenge our ownership or use of our proprietary technology. We cannot assure you that other parties will not assert technology infringement claims against us in the future. Defending any such claim may involve significant expense and management time. Moreover, if any such claim were successful, we could be required to pay monetary damages, refrain from distributing the infringing product or obtain a license from the party asserting the claim, which may not be available on commercially reasonable terms. In addition, we cannot assure you that we will not have to take legal action in the future to enforce our intellectual property rights, as we have done in the action we filed against Mitchell International Inc. ("Mitchell") described in Item 3, "Legal Proceedings."  Any action we may take to enforce our intellectual property rights may involve significant expense and management time and the outcome is uncertain.

Competition

The industry in which we participate is highly competitive. We compete by offering value-added products and services that we believe are unique and by providing what we believe is superior customer service for these solutions. Historically, our principal competitors have included the Claims Services Group of ADP and Mitchell. The Claims Services Group of ADP offers a collision estimating and digital imaging system and a vehicle valuation service to the automobile insurance industry and a collision estimating and digital imaging system and a shop management system to the collision repair industry. Mitchell publishes crash guides for both the automobile insurance and collision repair industries and markets collision estimating, shop management and imaging products. In addition, we face competition from several new companies, many of which focus on the delivery of services over the Internet. We experience steady competitive price pressure.

We intend to address competitive price pressures by providing higher quality value-added products and services that offer more advanced features to our customers. We also intend to continue to develop unified, user-friendly claim services that incorporate our comprehensive proprietary inventory of data. We expect that CCC Pathways will continue to provide a unique service for our insurance and collision repair facility customers and allow us to effectively address competitive price pressures.

Some insurance companies have entered into agreements with CCC or our competitors that provide that the insurance companies will use either CCC’s or the competitor’s product or service exclusively or designate CCC or a competitor as its preferred provider of that product or service. If the agreement is exclusive, the insurance company requires that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the company is simply a preferred provider, the collision repair facilities, independent appraisers and regional offices are encouraged to use one of the approved products, but may choose any other vendor's product or service. Being included on the approved list of an insurance company or having a product that is endorsed by the insurance company provides certain benefits, including immediate customer availability and an advantage over competitors who may not have such approval. To the extent an insurance company has endorsed ADP, Mitchell or another competitor, but not us, we may experience a competitive disadvantage.

Additionally, the Company sometimes pays a new customer for the remaining commitment of its previous contract with third parties as an incentive. The amount paid by the Company is deferred and amortized over the term of the contract negotiated with the Company. See Note 11, "Other Current Assets" to our consolidated financial statements.

Regulation

The Company’s insurance company customers are subject to laws of and regulation by individual state insurance regulatory agencies. In many states, those agencies have promulgated regulations governing the settlement of total loss insurance claims, and the Company monitors these regulations and their impact on CCC Valuescope. A large portion of the revenue from CCC Valuescope during the year ended December 31, 2004 came from those states with the largest number of registered vehicles, such as California, Florida, Illinois, New York, Pennsylvania, Ohio, New Jersey, Georgia and Texas, with no specific state accounting for more than approximately 17% of the Company’s volume for CCC Valuescope.

CCC Valuescope has been expressly approved for use by regulators in some states. In most states, however, there is no formal approval process for total loss valuation products, but CCC Valuescope is indirectly affected by the actions of insurance regulators because the Company’s customers are subject to regulation.

Periodically, the Company or its customers receive inquiries from state insurance regulators regarding various aspects of CCC Valuescope. Most such inquiries are of a routine nature and are addressed in the ordinary course of business. From time to time, however, individual state departments of insurance have taken positions as to whether the use of CCC Valuescope valuations is in compliance with a state’s claim handling regulations.

The Company is aware that since 2002 the California Department of Insurance has advised some of the Company's customers (which management estimates to be approximately 14% of the total revenue earned in 2004 from the Company's CCC Valuescope valuation product and service) that the Department believed that their use of CCC Valuescope had not been in compliance with the California insurance regulations in effect prior to October 4, 2004, with respect to certain components of the product’s methodology. The Company believes the product was in compliance with the applicable California regulations.

On April 24, 2003, the California Department of Insurance formally adopted new regulations that required the Company to change its methodology for computing total loss valuations in California. Before those regulations were implemented, however, the Superior Court of the State of California for the County of Los Angeles enjoined their implementation and enforcement in a case captioned PERSONAL INSURANCE FEDERATION OF CALIFORNIA, et al. v. JOHN GARAMENDI, INSURANCE COMMISSIONER OF THE STATE OF CALIFORNIA, Case No. BC298284 (filed July 1, 2003). CCC is not a party to that suit. A partial settlement was subsequently reached in that litigation among the parties thereto, and the Department of Insurance was allowed to implement and enforce certain provisions of the proposed amendments to the Fair Claims Settlement Practices Regulations as of October 4, 2004. CCC implemented the necessary changes to comply with the new requirements prior to that effective date, and the Company believes the product is in compliance with applicable California regulations. The Department of Insurance may implement further amendments, and to the extent any such amendments require the Company to change its methodology, such modifications will be made prior to the effective date of any amendments.

Research and Development

For the years 2004, 2003 and 2002 we incurred costs related to research and development of new software products and services of $8.4 million, $6.3 million and $7.6 million, respectively, which were included as part of product development and programming in our consolidated statement of operations.

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

The markets in which we compete are increasingly characterized by technological change. The introduction of competing products and services incorporating new technologies could render some or all of our products and services unmarketable. We believe that our future success depends on our ability to enhance current products and services and to develop new products and services that address the increasingly sophisticated needs of our customers. As a result, we have committed in the past and intend to continue to commit substantial resources to product development and programming. The development of new products and services may result in unanticipated expenditures and capital costs, which may not be recovered in the event one or more of our products is unsuccessful. Our failure to develop and introduce new or enhanced products and services in a timely and cost-effective manner in response to changing technologies or customer requirements would have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide collision estimating services to our customers could be severely limited if access to data is interrupted.

A substantial portion of the data utilized in our collision estimating products is derived from the MOTOR Crash Estimating Guides, which are published by a unit of Hearst. We have an exclusive license to use the MOTOR Crash Estimating Guides' data under an agreement with Hearst, which expires in 2021. Hearst may terminate the license if any of the following events occur: (1) we fail to make payment of license fees, royalties and other charges due under the agreement; (2) we do not comply with the material terms and conditions of the agreement; (3) we become bankrupt or insolvent and we are unable to perform our obligations under the agreement; or (4) upon two years' notice, if Hearst discontinues or abandons publication of the estimating guides.

We do not believe that we have access to an alternative database that would provide comparable information. Any interruption of our access to the MOTOR Crash Estimating Guides' data could have a material adverse effect on our business, financial condition and results of operations.

In addition, we license data used in the Recycled Parts Services database. We have a data supply agreement with a provider of recycled parts data, Car-Part.com, which expires in June 2005.  We are currently negotiating a renewal of the existing data supply agreement and considering alternative sources of obtaining this data, if necessary.  Any interruption of our access to the data contained in the Recycled Parts Services database could have a material adverse effect on our business. There can be no assurance that we will be able to renew this agreement on economic terms that are beneficial to us, or at all.

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

We are currently involved in several legal proceedings that may result in substantial payments by the Company. We currently are defendants in 11 class action suits regarding CCC Valuescope. If we were to face a full court trial and be held liable in any of the actions (or otherwise determine that it is in our best interests to settle any of them), we could incur significant legal expenses and be required to pay monetary damages (or settlement payments) that may have a significant negative impact on our financial condition. In addition, the Company has recorded a net pre-tax charge of $6.2 million as an estimate of the amount that CCC will contribute toward the potential settlement of certain of the CCC Valuescope lawsuits. See Note 9, "Litigation Settlements" to our consolidated financial statements. The consummation of the settlement with the plaintiffs and the amount of CCC's contribution to the proposed settlement, however, remain subject to a number of significant contingencies, including, among other things, the extent of participation on the part of CCC's insurance company customers, the negotiation of settlement terms between the plaintiffs and those of CCC's customers that are participating in the settlement negotiations, as well as judicial approval of any proposed settlement agreement. As a result, at this time, there is no assurance that the settlement will be successfully consummated or, if completed, that the final settlement will be on the same terms or levels of participation. There is also no assurance that existing or potential claims arising out of the remainder of CCC's total loss transaction volume could be settled on comparable terms. See Note 27, "Legal Proceedings" to our consolidated financial statements.

We have incurred operating losses in the past and our future profitability is not assured.

We have an accumulated net deficit from inception of approximately $121.9 million through December 31, 2004 primarily as a result of our $210.0 million self-tender offer in the third quarter of 2004 as well as historical operating losses incurred in certain years prior to 2004, including 2001 and 2000. Losses in those years resulted principally from costs incurred in product acquisition and development, our former international operations in the United Kingdom, from servicing of indebtedness and from general and administrative costs. Although we increased our revenue in each of the years since 1999 and generated operating income of $32.8 million and $40.5 million in 2004 and 2003, respectively, there can be no assurance that we will be able to sustain this revenue growth or achieve or maintain profitability in the future.

If we are unable to generate sufficient cash flow to service our indebtedness or other obligations or find alternative financing sources, our business may be adversely affected.

Our ability to make payments on our indebtedness and other obligations and to fund planned expenditures depends on our ability to generate future cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow additional funds under our $30.0 million Revolving Loan to meet our cash requirements depends on our ability to satisfy various covenants under our Credit Agreement. As of December 31, 2004, we were in compliance with all covenants.

We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under the Revolving Loan or otherwise. In addition, we can give no assurances as to whether we will be able to obtain additional financing from other sources. Inability to obtain financing from alternative sources may have an adverse effect on our financial position, results of operations and cash flow.

Changes in various state laws and regulations governing the use of CCC Valuescope by insurance companies could restrict our ability to sell CCC Valuescope or require us to incur significant expenses.

Changes in the content or interpretation of state laws or regulations in a way that restricts the use of CCC Valuescope by insurance companies could restrict our ability to sell CCC Valuescope in certain jurisdictions or require us to incur significant expenses to modify and maintain the product. In addition, changes in interpretation of existing laws or regulations could expose the Company or its customers to lawsuits or regulatory action relating to past usage of the product. These consequences of changes in content or interpretation of state laws or regulations may have a material adverse effect on our business, financial condition and results of operations. See the section entitled Item 1. “Business - Regulation" for additional information.

Terrorist acts and acts of war may seriously impede our ability to operate, which could adversely impact financial condition and results of operations.

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

Item 2. Properties

Our corporate office is located in Chicago, Illinois, where we lease approximately 104,000 square feet in a multi-tenant facility. This lease expires in November 2008. In Glendora, California, we lease approximately 42,000 square feet of a facility under a lease expiring in June 2012, where a satellite development center and distribution center are housed. We own a 50,000 square foot facility in Sioux Falls, South Dakota, used primarily for certain customer service and claims processing operations. During 2001, we vacated approximately 34,000 feet in a multi-tenant facility in Chicago previously occupied by our discontinued DriveLogic business segment under a lease expiring in March 2006. We have subleased the premises through the end of the term on the existing lease. During 2003, we also entered into a lease, expiring in September 2006, of approximately 12,000 square feet in Itasca, Illinois, for a customer service and telesales center. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

Item 3. Legal Proceedings

The information provided in Note 27, "Legal Proceedings" in our consolidated financial statements contained in Item 15(a) 1 of this Form 10-K is incorporated herein by reference.

On April 22, 2003, the Company filed a patent infringement lawsuit against Mitchell International, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division).  In the complaint CCC alleges that Mitchell is infringing CCC's patent entitled "system and method for managing insurance claim processing", U.S. Patent No. 5,950,169 (" '169 Patent").  The '169 Patent includes coverage for the parts comparison feature in CCC Pathways collision estimating software.

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

On July 2, 2004, Mitchell International Inc. filed a Motion for Summary Judgment in the patent infringement lawsuit brought by the Company in the United States District Court for the Northern District of Illinois (Eastern Division).  CCC filed its response to Mitchell’s Motion for Summary Judgment on August 6, 2004, and Mitchell filed a reply to CCC's response on August 20, 2004.  The Court has not yet issued a ruling on Mitchell's motion.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol "CCCG." The following table sets forth the high and low closing sales prices per share of our common stock for the fiscal periods indicated:

	2004		2003
	High	Low	High	Low
First Quarter	$20.20	$16.55	$21.60	$15.97
Second Quarter	$18.05	$13.86	$18.19	$13.92
Third Quarter	$18.56	$14.77	$16.76	$12.37
Fourth Quarter	$22.69	$17.80	$17.20	$16.55

Since our initial public offering of common stock in August of 1996, we have not paid any dividends. Our policy has been to retain cash to fund future growth. However, in August 2004, the Company initiated a self-tender offer for 11.2 million of its shares for a price of $18.75/share using cash on-hand and a Term B loan. As of March 11, 2005, there were 16,299,433 shares of common stock outstanding and 58 stockholders of record.

Item 6. Selected Financial Data

Below are the Company's condensed consolidated statements of operations and selected balance sheet information for the five years ended December 31, 2004. This information should be read in conjunction with the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations:
Revenues	$198,653	$193,352	$191,860	$187,941	$184,641
Expenses:
Production and customer support	32,315	31,866	28,376	32,498	41,449
Commissions, royalties and licenses	12,541	11,713	10,411	10,129	13,512
Selling, general and administrative	71,895	68,089	77,449	90,892	86,663
Depreciation and amortization	7,465	7,923	9,069	11,820	11,499
Product development and programming	30,164	32,234	28,383	30,429	27,895
Stock compensation, non-cash	13,139	—	—	—	—
Restructuring charges	886	1,061	869	10,499	6,017
Litigation settlements	(2,586)	—	—	4,250	2,375
Total operating expenses	165,819	152,886	154,557	190,517	189,410
Operating income (loss)	32,834	40,466	37,303	(2,576)	(4,769)
Interest expense	(3,986)	(392)	(708)	(5,680)	(3,135)
Other income (expense), net	552	272	455	(248)	5,101
Gain on exchange of investment securities, net	—	—	—	—	18,437
Loss on investment securities and notes	—	—	—	(28,267)	—
CCC Capital Trust minority interest expense	—	—	(3,984)	(1,371)	—
Equity in net income (losses) of ChoiceParts	513	(21)	(291)	(2,486)	(2,071)
Income (loss) from continuing operations before income taxes	29,913	40,325	32,775	(40,628)	13,563
Income tax (provision) benefit	(11,340)	(14,285)	(10,420)	18,329	(3,452)
Income (loss) from continuing operations before equity losses	18,573	26,040	22,355	(22,299)	10,111
Equity in net losses of affiliates	—	—	—	(2,354)	(15,650)
Income (loss) from continuing operations	18,573	26,040	22,355	(24,653)	(5,539)
Income (loss) from discontinued operations, net of income taxes	—	—	354	(5,972)	(3,704)
Net income (loss)	$18,573	$26,040	$22,709	$(30,625)	$(9,243)
Income (loss) per common share—basic
Income (loss) from continuing operations	$0.81	$0.99	$0.86	$(1.12)	$(0.25)
Income (loss) from discontinued operations	—	—	0.01	(0.27)	(0.17)
Net income (loss)	$0.81	$0.99	$0.87	$(1.39)	$(0.42)
Income (loss) per common share—diluted
Income (loss) from continuing operations	$0.77	$0.94	$0.83	$(1.12)	$(0.25)
Income (loss) from discontinued operations	—	—	0.01	(0.27)	(0.17)
Net income (loss)	$0.77	$0.94	$0.84	$(1.39)	$(0.42)
Weighted average shares outstanding:
Basic	22,993	26,243	25,850	21,967	21,851
Diluted	24,258	27,655	26,904	21,967	21,851

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Selected Consolidated Balance Sheet Data:
Cash and short-term investments	$19,958	$27,759	$20,200	$766	$912
Working capital	6,290	14,287	(4,444)	(20,256)	(24,886)
Total assets	83,633	86,735	67,843	62,194	94,688
Long-term debt, excluding current maturities	169,613	—	—	7,145	42,000
Stockholders' equity (deficit)	(121,875)	51,583	21,184	(6,811)	2,118

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Company's consolidated financial statements and notes thereto, appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements as a result of many factors, including, but not limited to, those discussed in Item 1. “Business - Certain Risks Related to Our Business."

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP." We review the accounting policies used in reporting our financial results, including those described in the notes to the consolidated financial statements, on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our accounts receivable, income taxes, goodwill, intangibles, software development, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Different assumptions or conditions can have a significant impact on our results of operations and financial position, and actual results may differ from these estimates. Our senior management has reviewed the critical accounting policies and related disclosures summarized below with the Audit Committee of our Board of Directors and the Disclosure Committee. See "Preparation of Financial Information" in this section for further discussion of the Disclosure Committee. We believe that the following significant accounting policies and assumptions can have a significant impact on our results of operations, financial position and disclosures and may involve a higher degree of judgment and complexity than others.

Revenue Recognition. Our customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. Revenue is deferred until all of these criteria are met. Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Accounts Receivable, Net. Accounts receivable as presented in our consolidated balance sheet are net of reserves for customer sales allowances and doubtful accounts. In addition to the sales allowance, discussed above, we determine allowances for doubtful accounts based on specific identification of customer accounts and the application of a predetermined percentage, based on historical experience, to the remaining accounts receivable balance. Our assessment of doubtful accounts includes using historical information, current economic trends and the probability of collection from customers. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, the recoverability of amounts due could be adversely affected. Reserves for sales allowances and doubtful accounts were $2.4 million in 2004 compared to $2.9 million in 2003. The decrease of $0.5 million from 2003 was the result of an improvement in the overall aging of the Company's accounts receivable.

Income Taxes. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that deferred tax assets will not be realizable against future taxable income. In determining the need for valuation allowances, we consider future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowances would be reversed. The Company believes that it is more likely than not that the capital loss arising from a write-off of its investment in ChannelPoint in 2001 will not be realized; therefore, a valuation allowance of $7.4 million has been established for this item. We also have foreign net operating losses from prior years related to CCC's international operations, which were shut down in 2001. We have established a valuation allowance of $4.2 million for the foreign net operating losses because realization of these assets is doubtful.

In 2002, the Company filed amended income tax returns for tax years 1998, 1999 and 2000 to claim research and experimentation tax credits for those years. As a result of these amended returns, we recorded an estimated research and experimentation credit of $2.0 million in 2002. We recorded an additional $1.1 million credit related to these amended returns in 2003 as a result of the completion of an Internal Revenue Service audit of those returns.

The Company has recorded research and experimentation credits of $0.6 million, $0.1 million and $0.4 million for the years 2004, 2003 and 2002, respectively.

Goodwill and Intangibles. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses is recorded as goodwill. Under the provisions of SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized. Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, and when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The goodwill balance as of December 31, 2004 was $15.7 million. The balance includes goodwill of $4.9 million from the 1988 acquisition that included the CCC Valuescope service and goodwill of $10.8 million from the Comp-Est acquisition completed at the end of February 2003. See Note 4, "Acquisition” to our consolidated financial statements. We performed our annual impairment analysis during the second quarter of 2004. Additionally, another valuation was performed in December 2004, which reaffirmed there was no impairment of goodwill as of December 31, 2004.

Intangible assets as of December 31, 2004 include $0.7 million for customer relationships and $0.3 million for acquired software, both of which are being amortized on a straight-line basis over a period of three years. Also included in intangible assets is a trademark valued at $0.3 million that is not being amortized. There have been no events or changes in circumstances that indicate that the values of such assets are not recoverable.

Software Development Costs. The Company expenses research and development costs as they are incurred. The Company evaluates the establishment of technological feasibility of its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its software products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's software products is generally not established until the development of the software product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs should be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. Should our development process change significantly, the Company would reevaluate the impact of SFAS No. 86.

Fair Value of Financial Instruments. The carrying amount of our financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value of these investments and notes receivable may not be recoverable. Factors we consider important which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and going concern risks.

Commitments and Contingencies. Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties such as regulators. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

During 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement of certain lawsuits in which the plaintiffs allege that their insurers using valuation reports prepared by CCC, offered an inadequate amount for their total loss vehicles. In 2004, the charge was increased by a net amount of $1.9 million to $6.2 million. This increase was due to several factors, including the growth that has occurred in the size of the putative classes of insureds over time, participation in the potential settlement by an additional customer of CCC, increases in certain costs associated with the settlement and changes in the terms of the settlement between CCC and its participating customers. Additionally, the expected insurance reimbursement has been reduced from $2.0 million to $1.8 million. The Company continues to believe that the current recorded reserve is necessary and appropriate.

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

2004 Compared with 2003

Operating Income. Operating income decreased year over year by $7.6 million, to $32.8 million. An increase in revenues of $5.3 million was more than offset by an increase in expenses of $12.9 million, which included the effect of a non-cash stock compensation charge of $13.1 million. Operating margins (operating income as a percentage of revenue) decreased to 16.5% for the year ended 2004 compared to 20.9% in 2003.

Revenues. Revenue by product suite is as follows (dollars in thousands):

					Variance
	2004		2003		Increase (Decrease)
CCC Pathways	$124,726	62.8%	$118,190	61.1%	$6,536	5.5%
CCC Valuescope	41,642	21.0%	42,187	21.8%	(545)	(1.3)%
Workflow Products	25,873	13.0%	26,107	13.5%	(234)	(0.9)%
Information Services Products	2,016	1.0%	1,708	0.9%	308	18.0%
Other Products and Services	4,396	2.2%	5,160	2.7%	(764)	(14.8)%
Total Revenue	$198,653	100.0%	$193,352	100.0%	$5,301	2.7%

Revenues from CCC Pathways increased for the year ended 2004 by $6.5 million, or 5.5%, compared to the same period of 2003. Unit growth in CCC Pathways and Pathways Digital Imaging in the collision repair channel were the primary drivers of growth over the prior year. Additional revenue growth came from a full year of revenue from Comp-Est, which was acquired at the end of February 2003.

Revenues from CCC Valuescope decreased by $0.5 million, or 1.3%, for the year ended December 31, 2004 compared to 2003. Revenues from higher transaction volumes in 2004 were offset by a decline in average pricing related to recent contract renewals.

Revenues from our workflow products and services decreased in 2004 by $0.2 million, or 0.9%, compared to the prior year. We realized growth in the CCC Autoverse product from new business, increased volumes from existing customers and the conversion of certain customers from EZNet services. The CCC Autoverse product revenue growth was partially offset by a decline in EZNet services revenues.

Revenue from information services increased $0.3 million, or 18.0%, due to an increased number of subscriptions at both insurance companies and collision repair facilities.

Revenues from our other products and services decreased by $0.8 million, or 14.8%, as a result of lower hardware leasing revenues from insurance customers and discontinuance of our CARS service in 2004.

Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):

					Variance
	2004		2003		Increase (Decrease)
Revenues	$198,653	100.0%	$193,352	100.0%	$5,301	2.7%

Production and customer support	32,315	16.3%	31,866	16.5%	449	1.4%
Commissions, royalties and licenses	12,541	6.3%	11,713	6.1%	828	7.1%
Selling, general and administrative	71,895	36.2%	68,089	35.2%	3,806	5.6%
Depreciation and amortization	7,465	3.8%	7,923	4.1%	(458)	(5.8)%
Product development and programming	30,164	15.2%	32,234	16.7%	(2,070)	(6.4)%
Stock compensation, non-cash	13,139	6.6%	—	—	13,139	—
Restructuring charges	886	0.4%	1,061	0.5%	(175)	(16.5)%
Litigation settlements	(2,586)	(1.3)%	—	—	(2,586)	—
Total operating expenses	$165,819	83.5%	$152,886	79.1%	$12,933	8.5%

Production and Customer Support. Production and customer support increased by $0.4 million, or 1.4%, due mainly to higher than anticipated training and transition costs in the beginning of 2004. These costs were needed to complete the implementation of a new customer support model put in place in the fourth quarter of 2003. We also incurred higher costs related to implementing and training both new customers and existing customers with additional products and services.

Commissions, Royalties and Licenses. Commissions, royalties and licenses increased by $0.8 million, or 7.1%. The increase was the result of a full year of MOTOR license fees related to Comp-Est, which was acquired in February 2003, and higher data license fees related to CCC Pathways.

 Selling, General and Administrative. Selling, general and administrative expenses increased by $3.8 million, or 5.6%. The increase was driven by higher incentive compensation in 2004 tied to business performance of $1.0 million, additional consulting and audit fees of approximately $1.4 million in connection with implementation and compliance with the new Sarbanes-Oxley requirements and a charge of $0.8 million related to non-discrimination testing for the CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan for prior years. The higher expenses were partially offset by savings generated from a realignment of our organization that took place during the second quarter of 2004.

 Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million, or 5.8%, as a result of lower spending on internal use software and computer equipment leased to insurance customers. The decrease was partially offset by a full year of amortization related to Comp-Est’s intangible assets, which were acquired in February 2003.

 Product Development and Programming. Product development and programming decreased by $2.1 million, or 6.4%, related to the realignment of our organization that took place during the second quarter of 2004 and the completion of development work on several new products.

Stock Compensation Expense Non-Cash. The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company’s self-tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer. Pursuant to stock compensation accounting requirements, the charge covered all vested employee stock options, including those that were not tendered and those that were unable to be exercised due to the 44% pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

Restructuring Charges. In the second quarter of 2004, the Company recorded a charge of $0.9 million for a realignment of the organization, which primarily related to severance costs for 40 former employees. With the restructuring, the Company has streamlined its customer implementation process and improved sales and support execution. The restructuring has resulted in expense savings over the second half of 2004 and is expected to generate annual savings in excess of $4.0 million. In 2003, we recorded an additional charge of $1.1 million related to excess office space in Chicago, which was occupied by our former DriveLogic business.

Litigation Settlements. During the third quarter of 2004, the Company received $4.8 million as a result of the settlement of a lawsuit filed by certain of the Company's insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company's vehicle valuation product, CCC Valuescope. Partially offsetting this favorable settlement was a net charge of $1.9 million to increase the CCC Valuescope litigation settlement reserve from $4.3 million to $6.2 million and legal fees associated with the litigation settlement of $0.3 million.

Interest Expense. The increase in interest expense was driven by a new Credit Agreement we entered into in August 2004, in conjunction with the self-tender offer. The new Credit Agreement consisted of a Term Loan of $177.5 million and a Revolving Loan of $30.0 million. All borrowings under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") or the prime rate in effect from time to time, plus a variable spread based on our leverage ratio. Additionally, the Company entered into an interest rate swap agreement to hedge cash flows on its interest payments. See Note 2, "Significant Accounting Policies - Derivatives" to our consolidated financial statements.

 Equity in Income of ChoiceParts. The Company recorded income of $0.5 million for the year ended December 31, 2004 related to our 27.5% share of ChoiceParts' income compared to a charge of $21 thousand for 2003. See Note 6, “Investment in ChoiceParts LLC” to our consolidated financial statements.

 Income Taxes. The income tax provision decreased from $14.3 million, or 35.4% of income before taxes in 2003, to $11.3 million, or 37.9% of income before taxes, in 2004. In 2003, the Company reviewed its tax reserves in conjunction with the completion of the Internal Revenue Service tax audit and recorded a favorable adjustment of $1.1 million, which lowered the income tax provision and effective tax rate for the year. In 2004, however, lower income before income taxes, primarily the result of a non-cash stock compensation charge of $13.1 million, drove the decline in the 2004 tax provision compared to the prior year.

 Diluted Shares. Weighted average diluted shares outstanding declined by 3.4 million shares due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004. See Note 19, “Self-Tender Offer” to our consolidated financial statements.

2003 Compared with 2002

Operating Income. Operating income increased year over year by $3.2 million, to $40.5 million, in 2003, due to an increase in revenues of $1.5 million and a decrease in expenses of $1.7 million. Operating margins (operating income as a percentage of revenue) increased to 20.9% for the year ended 2003 compared to 19.4% in 2002.

Revenues. Revenue by product suite is as follows (dollars in thousands):

					Variance
	2003		2002		Increase (Decrease)
CCC Pathways	$118,190	61.1%	$116,231	60.6%	$1,959	1.7%
CCC Valuescope	42,187	21.8%	45,463	23.7%	(3,276)	(7.2)%
Workflow Products	26,107	13.5%	22,602	11.8%	3,505	15.5%
Information Services Products	1,708	0.9%	1,134	0.6%	574	50.6%
Other Products and Services	5,160	2.7%	6,430	3.3%	(1,270)	(19.8)%
Total Revenue	$193,352	100.0%	$191,860	100.0%	$1,492	0.8%

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

Revenues from CCC Valuescope decreased by $3.3 million, or 7.2%, for the year ended December 31, 2003 compared to the prior year primarily as a result of lost business, driven by a number of issues, including the decision by one of our larger customers to transition most of its valuation services to an in-house solution during late 2002. We have seen customers move to other providers for a variety of reasons, including workflow issues, where certain customers using a competitive estimating platform have decided to switch to the competitor’s valuation product. In other cases, regulatory issues have had an impact, as well as industry consolidation of the customer base. See Item 1. “Business - Regulation.”

Revenues from our workflow products increased in 2003 by $3.5 million, or 15.5%, compared to the prior year mainly due to the continued adoption of the CCC Autoverse products. We continue to focus on the implementation and acceptance process with our customers to help accelerate this suite’s revenue growth even further.

Revenue from information services increased $0.6 million, or 50.6%, due to an increased number of subscriptions and more favorable prices.

Revenues from our other products and services decreased by $1.3 million, or 19.8%, mainly attributable to a continued decrease in hardware revenue, as the number of computer units leased by our customers has declined.

Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):

					Variance
	2003		2002		Increase (Decrease)
Revenues	$193,352	100.0%	$191,860	100.0%	$1,492	0.8%

Production and Customer Support	31,866	16.5%	28,376	14.8%	3,490	12.3%
Commissions, Royalties and Licenses	11,713	6.1%	10,411	5.4%	1,302	12.5%
Selling, General and Administrative	68,089	35.2%	77,449	40.4%	(9,360)	(12.1)%
Depreciation and Amortization	7,923	4.1%	9,069	4.7%	(1,146)	(12.6)%
Product Development and Programming	32,234	16.7%	28,383	14.8%	3,851	13.6%
Restructuring Charges	1,061	0.5%	869	0.5%	192	22.1%
Total Operating Expenses	$152,886	79.1%	$154,557	80.6%	$(1,671)	(1.1)%

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

Selling, General and Administrative. Selling, general and administrative expenses decreased by $9.4 million, or 12.1%, primarily as a result of lower incentive compensation costs tied to business performance. The reduced compensation costs reflected reductions in bonus payments of approximately $6.6 million for 2003. The reductions represent adjustments made to align projected payouts with our final financial results. We have also continued to focus on controlling expenses, specifically in the management information systems area, including the consolidation of our data center operations. The savings described above were also partially offset by operating expenses related to the Comp-Est acquisition.

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

 Restructuring Charges. In 2002, we recorded an additional charge of $0.9 million related to the excess office space in Chicago, formerly occupied by our DriveLogic business. The charge was incurred as a result of revising the original expected future sublease income due to weak conditions of the real estate market. During 2003, we recorded a final charge of $1.1 million to revise the original expected future sublease income as a result of entering into a sublease agreement with a third party. The sublease is for the duration of the existing term remaining on the current lease, which is through March 31, 2006. See Note 7, “Restructuring Charges” to our consolidated financial statements.

Interest Expense. Interest expense decreased from $0.7 million in 2002 to $0.4 million in 2003 as a result of recording a favorable adjustment upon the completion of the Internal Revenue Service tax audit. See Note 10, “Income Taxes” to our consolidated financial statements for further discussion.

Minority Interest Expense. We recorded minority interest expense of $4.0 million for the year ended December 31, 2002, which was associated with the issuance on February 23, 2001 of the Trust Preferred Securities to Capricorn Investors III, L.P and represents Capricorn Investors III, L.P.'s share of CCC Capital Trust's income. In October of 2002 we purchased the outstanding Trust Preferred Securities from Capricorn, and as a result have not had any interest expense relating to these securities since November 2002. See Note 16, “CCC Capital Trust” to our consolidated financial statements.

 Equity in Losses of ChoiceParts. We recorded a charge of $0.3 million for the year ended December 31, 2002 related to our 27.5% share of the losses in ChoiceParts compared to a charge of $21 thousand for 2003. See Note 6, “Investment in ChoiceParts LLC” to our consolidated financial statements.

 Income Taxes. Income taxes increased from a provision of $10.4 million, or 31.8% of income from continuing operations before taxes, in 2002, to a tax provision of $14.3 million, or 35.4% of income from continuing operations before taxes, in 2003. The 2002 provision was offset by research and experimentation tax credits of $2.4 million. During the fourth quarter of 2003, the Company recorded an additional research and experimentation tax credit of $0.1 million. The Company also reviewed its tax reserves in conjunction with the completion of the Internal Revenue Service tax audit and recorded a favorable adjustment of $1.1 million.

Quarterly Results of Operations/Supplementary Financial Information

The following table sets forth unaudited condensed consolidated statements of operations for the quarters in 2004 and 2003. These condensed quarterly statements of operations have been prepared on a basis consistent with the audited financial statements. They include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly results of operations, when such results are read in conjunction with the audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts are in thousands, except for per share data.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Revenues	$47,732	$48,097	$48,621	$48,902	$49,603	$49,473	$49,092	$50,485

Expenses:
Production and customer support	7,344	7,754	8,279	8,489	8,349	7,807	7,976	8,183
Commissions, royalties and licenses	2,417	3,013	3,184	3,099	3,174	3,145	3,166	3,056
Selling, general and administrative	18,566	17,150	16,699	15,674	17,930	19,105	17,086	17,774
Depreciation and amortization	1,930	2,014	1,944	2,035	2,103	1,805	1,719	1,838
Product development and programming	7,696	8,156	7,838	8,544	8,037	8,089	7,175	6,863
Stock compensation, non-cash	—	—	—	—	—	—	13,139	—
Restructuring charges	—	1,061	—	—	—	886	—	—
Litigation settlements	—	—	—	—	—	—	(2,586)	—
Total operating expenses	37,953	39,148	37,944	37,841	39,593	40,837	47,675	37,714
Operating income	9,779	8,949	10,677	11,061	10,010	8,636	1,417	12,771
Interest income (expense)	(222)	(165)	(169)	164	(146)	(126)	(1,199)	(2,515)
Other income (expense)	89	67	45	71	87	80	265	120
Equity in income (loss) of ChoiceParts	(6)	12	(150)	123	109	94	161	149
Income before income taxes	9,640	8,863	10,403	11,419	10,060	8,684	644	10,525
Income tax provision	(3,669)	(3,369)	(4,052)	(3,195)	(3,853)	(3,341)	(161)	(3,985)
Net income	$5,971	$5,494	$6,351	$8,224	$6,207	$5,343	$483	$6,540
Per Share Data:
Net Income per common share —
basic	$0.23	$0.21	$0.24	$0.31	$0.23	$0.20	$0.02	$0.41
Net Income per common share —
diluted.	$0.22	$0.20	$0.23	$0.30	$0.22	$0.19	$0.02	$0.38
Weighted average shares outstanding:
Basic	26,156	26,224	26,256	26,338	26,472	26,643	22,965	15,995
Diluted	27,741	27,630	27,484	27,752	27,927	27,824	24,161	17,171

Outlook for 2005

The fourth quarter earnings release issued on February 16, 2005, included the following guidance for the full year and first quarter of 2005, as follows.

For the full year, the Company expects to report earnings per share of $1.25 - $1.35, assuming 17.5 million shares outstanding on a fully diluted basis. This is a change to the guidance included in our third quarter press release for the full year and first quarter of 2005, principally due to the inclusion of a non-cash charge of $3.0 million or $0.11 per share for performance based restricted stock grants for senior managers. These grants, which are being expensed over two years, vest at the end of 2006 based on 2006 earnings performance. The Company expects the annual charges from these grants to be comparable to what it has historically granted in options and disclosed in Note 2, "Significant Accounting Policies" in our consolidated financial statements. The Company also expects additional charges from the adoption of FAS 123R beginning July 1, 2005. This new accounting standard will require the Company to expense the value of previously granted stock options that remain unvested at July 1, 2005. As the Company has not yet fully evaluated its FAS 123R adoption and valuation alternatives and related financial statement impact, the above guidance excludes the effect of FAS 123R for existing stock options.

On an operating basis, guidance includes revenue growth in the low to mid single digit range, which remains unchanged from the Company’s prior guidance. Growth will occur largely in the second half of the year as the Company completes the implementation of customer wins from 2004.

Full year operating income is expected to be in the range of $46.0 to $49.0 million. Again, this includes a non-cash charge of $3.0 million, spread ratably throughout the year, for the Company’s restricted stock incentive plan. The major non-operating items are interest expense and taxes. The Company expects interest for the full year to be around $11.0 million and the tax rate to be approximately 38%.

For the first quarter of 2005, the Company expects relatively flat revenue compared to the first quarter last year, but improved operating margins due to the benefit from the expense reduction program put in place last June. Earnings per share for the first quarter should range from $0.26 to $0.29 per share, which includes a $0.03 per share impact for non-cash stock compensation expense.

Liquidity and Capital Resources

During the year ended December 31, 2004, net cash provided by operating activities was $38.9 million. Additionally, the Company received proceeds of $177.5 million from the issuance of long-term debt, $7.0 million from the maturation of short-term investments and $3.9 million from the exercise of stock options. The Company used $210.0 million for the purchase of 11.2 million shares of common stock pursuant to a self-tender offer in the third quarter of 2004, $7.9 million for payments on long-term debt, which included a prepayment of $7.4 million, $6.0 million for the purchase of equipment and software, $3.6 million for fees related to the issuance of debt and $0.9 million for fees related to the self-tender offer.

Credit Agreement

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement") replacing CCC's former credit facility. The new agreement consisted of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of December 31, 2004 the Company has had no advances under the Revolving Loan. As compared to the former credit facility, the Credit Agreement provides CCC with improved terms and additional flexibility. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010, with the next scheduled payment due on March 31, 2006 and the final payment of $161.9 million due at maturity. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. All advances under the Credit Agreement bear interest, at CCC's election, at LIBOR or the prime rate in effect from time to time, plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.50% on any unused portion of the Revolving Loan.

For 2004, the weighted average interest rate was 5.1%. CCC made cash principal and interest payments under the Term Loan of $7.9 million and $3.2 million, respectively, for the year ended December 31, 2004. The principal payment included voluntary prepayments of $7.4 million and scheduled payments of $0.5 million.

Self-Tender

During the third quarter of 2004, the Company’s Board of Directors authorized a self-tender offer to purchase up to $210.0 million of its common stock at a price of $18.75 per share. The tender was fully subscribed and 11.2 million shares were purchased. The purchase was made through a fixed price tender offer in which all of CCC’s stockholders, vested option holders and warrant holders, including employee benefit plans, were given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represented a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. Since the number of shares tendered was greater than 11.2 million, purchases were made based on a proration factor of 44.1049 percent. The self-tender offer was funded by a Term Loan facility of $177.5 million and $32.5 million of cash on hand. The shares that were purchased were retired.

Liquidity Requirements

The Company's principal liquidity requirements consist of operating activities, including product development, investments in capital equipment and other business development activities and scheduled repayments on our long-term debt. Working capital requirements are minimal as payments are typically received from customers in advance of the services being provided. In addition, management believes that cash flows from operations and availability of funds under our new $30.0 million Revolving Loan will be sufficient to meet our liquidity needs for the foreseeable future. There can also be no assurances that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of December 31, 2004, we were in compliance with all covenants under the Credit Agreement and have had no advances under the Revolving Loan.

Off-Balance Sheet Arrangements

We are not party to any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. In the normal course of business, we are party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. We evaluate estimated losses for such indemnifications on a regular basis. To date, we have not encountered material costs as a result of such obligations, and we do not currently believe that we are likely to incur any material costs relating to such indemnifications. See Note 2, “Significant Accounting Policies” to our consolidated financial statements.

Effects of Transactions with Related and Certain Other Parties

In 2000, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $0.2 million to exercise options granted to him by the Company. In 2002, the Company received a second promissory note from the same officer in the amount of $1.2 million, accruing interest at 6.75%, for the purchase of 192,000 treasury shares at a price of $6.25 per share, which was the fair value of the Company's stock at that date. During the second quarter of 2003, both notes, along with accrued interest, were repaid in full. As of December 31, 2004 and 2003, there were no notes receivable from officers.

A portion of the compensation paid by the Company to members of the Audit Committee of the Board of Directors is paid in the form of restricted stock grants. In 2003, the Company issued a total of 8,000 restricted shares with a fair market value of $14.93 per share to two members of the Audit Committee, each of whom received 4,000 shares. In lieu of restricted shares, a third member of the Audit Committee was granted the right to receive annual cash payments that, in the aggregate, are approximately equal in value to, and are paid on the same vesting schedule as, the restricted shares granted to the other two Audit Committee members. In 2004, two new members joined the Audit Committee, and the Company issued 4,000 restricted shares to each, for a total of 8,000 shares issued. The fair market value of the shares issued in 2004 was $17.85 per share and $21.48 per share. All restricted shares issued to Audit Committee members were issued under the Company’s 2000 Stock Incentive Plan (2004 Restatement) and vest over a period of four years, although accelerated vesting is provided in certain instances. Compensation expense related to restricted stock awards was based upon market prices at the date of grant and was charged to earnings on a straight-line basis over the period of restriction. A former member of the Audit Committee will receive compensation annually in the form of cash. The total fair value of the restricted stock on the dates of grant was approximately $0.3 million. Total compensation expense recognized in relation to the restricted stock issued and the cash payment in lieu of restricted stock for the years ended December 31, 2004 and 2003, was approximately $54 thousand and $16 thousand, respectively.

Contractual Obligations

The following summarizes our significant contractual obligations and commitments as of December 31, 2004 (in thousands):

		Less than	1-3	4-5	More than	No Specific
	Total	1 Year	Years	Years	5 Years	Date
Operating lease obligations	$15,512	$3,252	$6,502	$3,819	$1,939	$—
ChoiceParts Investment	1,788	—	—	—	—	1,788
Capital lease obligations	—	—	—	—	—	—
Long-term debt obligations	169,613	—	3,444	3,444	162,725	—
Purchase obligations	165,956	19,304	20,613	18,951	107,088	—
Other long-term liabilities	1,130	898	232	—	—	—
Total	$353,999	$23,454	$30,791	$26,214	$271,752	$1,788

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases with terms ranging from 3 to 15 years.

ChoiceParts Investment. The Company has approximately $1.8 million of the original $5.5 million ChoiceParts capital funding commitment still outstanding as of December 31, 2004. Currently, there are no specific plans on the timing of when CCC will be required to fund this commitment.

Purchase Obligations. The Company has long-term agreements with suppliers and other parties related to licensing data used in our products and services, outsourced web-hosting and data center, disaster recovery and business continuity services and telecommunication services. Purchase obligations also include a data license for the MOTOR Crash Estimating Guides, which we license from a unit of Hearst, which is under a long-term contract that expires in 2021.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

As a result of borrowing made under the Term Loan, the Company is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. In November 2004, the Company entered into an interest rate swap agreement to hedge the cash flow risk associated with interest payments on one-half of our indebtedness under the Term Loan. As part of the swap agreement, the Company has agreed to pay a fixed interest rate and will receive LIBOR on a notional principal balance of $88.8 million for a three-year term expiring on November 29, 2007. Given that the long-term debt bears interest at floating interest rates and taking into account the interest rate swap agreement on $88.8 million of the outstanding debt, a hypothetical increase or decrease in interest rates of 1.0% would result in a corresponding increase or decrease in annual interest expense of approximately $0.8 million.

	Expected Maturity Date
Interest Rate Derivatives	2005	2006	2007
Interest Rate Swap
Variable to Fixed	$88,750	$88,750	$88,750
Average pay rate	3.53%	3.53%	3.53%
Average receive rate	3.33%	4.20%	4.40%

Foreign Currency Risk

Due to the shut down of our international operations in the United Kingdom in 2001, we no longer believe our financial results will be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its Report of Independent Registered Public Accounting Firm which is included in Item 15. "Exhibits and Financial Statement Schedules", pages 30-31.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Consolidated Financial Statements and Schedule

1.	Consolidated Financial Statements
2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	61

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	Exhibits

The exhibits required by this item are set forth on the exhibit index attached hereto	62

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on October 20, 2004, to report that the Company had issued a press release announcing that it had delayed its third quarter 2004 earnings release, which had been scheduled for 11:00am EST on October 20, 2004.

We filed a Current Report on Form 8-K on October 28, 2004, to report that the Company had issued a press release announcing that it rescheduled its third quarter 2004 earnings release for Monday, November 1, 2004.

We filed a Current Report on Form 8-K on November 1, 2004, to report that the Company had issued a press release announcing its financial results for the third quarter of 2004.

We filed a Current Report on Form 8-K on November 9, 2004, to report that the Company had appointed a new member to the Board of Directors to fill a vacancy created when the size of the board was expanded from seven to eight members.

We filed a Current Report on Form 8-K on December 10, 2004, to report that the Company had issued restricted stock under the Company's 2000 Stock Incentive Plan to a new member of the Audit Committee of the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of CCC Information Services Group Inc.:

We have completed an integrated audit of CCC Information Services Group Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 11, 2005

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$198,653	$193,352	$191,860
Expenses:
Production and customer support	32,315	31,866	28,376
Commissions, royalties and licenses	12,541	11,713	10,411
Selling, general and administrative	71,895	68,089	77,449
Depreciation and amortization	7,465	7,923	9,069
Product development and programming	30,164	32,234	28,383
Stock compensation, non-cash	13,139	—	—
Restructuring charges	886	1,061	869
Litigation settlements	(2,586)	—	—
Total operating expenses	165,819	152,886	154,557
Operating income	32,834	40,466	37,303
Interest expense	(3,986)	(392)	(708)
Other income, net	552	272	455
CCC Capital Trust minority interest expense	—	—	(3,984)
Equity in income (losses) of ChoiceParts	513	(21)	(291)
Income from continuing operations before income taxes	29,913	40,325	32,775
Income tax provision	(11,340)	(14,285)	(10,420)
Income from continuing operations	18,573	26,040	22,355
Income from discontinued operations, net of income taxes	—	—	354
Net income	$18,573	$26,040	$22,709
Per Share Data:
Income per common share - basic from:
Income from continuing operations	$0.81	$0.99	$0.86
Income from discontinued operations	—	—	0.01
Income per common share—basic	$0.81	$0.99	$0.87
Income per common share - diluted from:
Income from continuing operations	$0.77	$0.94	$0.83
Income from discontinued operations	—	—	0.01
Income per common share—diluted	$0.77	$0.94	$0.84
Weighted average shares outstanding:
Basic	22,993	26,243	25,850
Diluted	24,258	27,655	26,904

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$19,958	$20,755
Short-term investments	—	7,004
Accounts receivable, net	12,721	10,247
Other current assets	7,790	8,369
Total current assets	40,469	46,375
Property and equipment, net	12,151	12,776
Intangible assets, net	1,298	2,153
Goodwill	15,747	15,747
Deferred income taxes, net	9,420	9,127
Investments	778	265
Other assets	3,770	292
Total assets	$83,633	$86,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$7,728	$5,937
Accrued expenses	19,468	16,522
Income taxes payable	97	1,602
Current portion of deferred revenues	6,886	7,930
Other current liabilities	—	97
Total current liabilities	34,179	32,088
Long-term debt	169,613	—
Other liabilities	1,716	3,064
Total liabilities	205,508	35,152
Commitments and contingencies (Notes 24 and 27)
Preferred Stock ($1.00 par value, 100 shares authorized, issued and outstanding)	—	—
Common stock ($0.10 par value, 40,000,000 shares authorized, 16,144,124 and 26,376,839 shares outstanding at December 31, 2004 and 2003, respectively)	1,614	3,034
Additional paid-in capital	7,006	131,590
Other comprehensive income	72	—
Accumulated deficit	(78,315)	(36,838)
Treasury stock, at cost (4,460,501 and 4,094,665 common shares in treasury at December 31, 2004 and December 31, 2003)	(52,252)	(46,203)
Total stockholders' (deficit) equity	(121,875)	51,583
Total liabilities and stockholders' (deficit) equity	$83,633	$86,735

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2004	2003	2002

Operating Activities:
Net income	$18,573	$26,040	$22,709
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	—	(354)
Equity in (income) losses of ChoiceParts	(513)	21	291
Depreciation and amortization of property and equipment	6,609	7,210	9,069
Amortization of intangible assets	856	713	—
Deferred income tax (benefit) provision	(293)	1,327	13,456
Restructuring charges	886	1,061	869
Restricted stock compensation, non-cash	41	16	—
Stock compensation, non-cash	13,139	—	—
Income tax benefit related to exercise of stock options	1,250	533	704
Interest on notes receivable from officer	—	—	(106)
Other, net	88	78	191
Changes in:
Accounts receivable, net	(2,474)	928	1,065
Other current assets	579	135	(1,649)
Other assets	144	335	400
Accounts payable	1,791	(2,542)	(437)
Accrued expenses	1,694	(8,891)	(2,021)
Income taxes payable	(1,504)	(966)	2,755
Other current liabilities	445	(62)	—
Deferred revenues	(1,044)	178	153
Other liabilities	(1,348)	(1,102)	(1,543)
Net cash provided by operating activities:
Continuing operations	38,919	25,012	45,552
Discontinued operations	—	—	30
Net cash provided by operating activities	38,919	25,012	45,582
Investing Activities:
Capital expenditures	(6,014)	(7,491)	(8,609)
Acquisition of Comp-Est Inc.	—	(13,205)	(193)
Purchase of short-term investments	—	(7,004)	—
Proceeds from sale of short-term investments	7,004	—	—
Investment in affiliates	—	—	(275)
Issuance of warrants to Hearst	—	—	318
Net cash provided by (used for) investing activities	990	(27,700)	(8,759)

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In Thousands)

	Year Ended December 31,
	2004	2003	2002

Financing Activities:
Proceeds from exercise of stock options	3,903	1,825	3,112
Payment of principal and interest on notes receivable from officer	—	1,506	—
Proceeds from employee stock purchase plan	422	399	377
Proceeds from borrowings on long-term debt	177,500	—	22,000
Principal repayments on long-term debt	(7,888)	—	(28,500)
Self-tender offer of common stock	(210,000)	—	—
Payment of debt issuance and self-tender offer costs	(4,485)	—	—
Purchase of Trust Preferred Securities	—	—	(13,369)
Principal repayments of capital lease obligations	(158)	(487)	(421)
Principal repayments on short term note	—	—	(588)
Net cash provided by (used for) financing activities	(40,706)	3,243	(17,389)
Net increase (decrease) in cash and cash equivalents	(797)	555	19,434
Cash and cash equivalents:
Beginning of year	20,755	20,200	766
End of year	$19,958	$20,755	$20,200

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In Thousands, Except Number of Shares)

					Accumulated	Notes			Total
	Outstanding Common Stock		Additional		Other	Receivable	Treasury Stock		Stockholders'
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss (Income)	from Officer	Number of Shares	Cost	Equity (Deficit)
December 31, 2001	25,503,567	$2,967	$124,188	$(85,587)	$(10)	$—	4,286,665	$(48,369)	$(6,811)
Issuance of warrants to Hearst	—	—	793	—	—	—	—	—	793
Treasury stock purchases	192,000	—	(966)	—	—	(1,200)	(192,000)	2,166	—
Interest on notes receivable from officer	—	—	—	—	—	(106)	—	—	(106)
Stock options exercised including income tax benefit	334,402	35	3,781	—	—	—	—	—	3,816
Employee stock purchase plan	44,920	3	374	—	—	—	—	—	377
Tax benefit related to issuance costs of Trust Preferred Securities	—	—	399	—	—	—	—	—	399
Translation adjustment	—	—	—	—	10	—	—	—	10
Other	—	—	197	—	—	(200)	—	—	(3)
Net income	—	—	—	22,709	—	—	—	—	22,709
Comprehensive income	—	—	—	22,709	10	—	—	—	22,719
December 31, 2002	26,074,889	$3,005	$128,766	$(62,878)	$—	$(1,506)	4,094,665	$(46,203)	$21,184
Stock options exercised including income tax benefit	262,639	28	2,330	—	—	—	—	—	2,358
Employee stock purchase plan	31,311	1	398	—	—	—	—	—	399
Interest on notes receivable from officer	—	—	—	—	—	(47)	—	—	(47)
Payment of principal and interest on notes receivable from officer	—	—	—	—	—	1,553	—	—	1,553
Restricted stock compensation, non - cash	8,000	—	16	—	—	—	—	—	16
Other	—	—	80	—	—	—	—	—	80
Net income	—	—	—	26,040	—	—	—	—	26,040
Comprehensive income	—	—	—	26,040	—	—	—	—	26,040
December 31, 2003	26,376,839	$3,034	$131,590	$(36,838)	$—	$—	4,094,665	$(46,203)	$51,583
Warrants and stock options exercised including income tax benefit	921,368	92	13,278	(1,771)	—	—	365,836	(6,446)	5,153
Employee stock purchase plan	29,326	3	419	—	—	—	—	—	422
Self -tender offer, including costs	—	—	(935)	—	—	—	11,200,000	(210,000)	(210,935)
Treasury shares retired	(11,200,000)	(1,120)	(150,599)	(58,281)	—	—	(11,200,000)	210,000	—
Stock compensation, non-cash	—	—	13,139	—	—	—	—	—	13,139
Restricted stock compensation, non - cash	13,000	2	39	—	—	—	—	—	41
Other	3,591	(397)	75	2	72	—	—	397	149
Net income	—	—	—	18,573	—	—	—	—	18,573
Comprehensive income	—	—	—	18,573	72	—	—	—	18,645
December 31, 2004	16,144,124	$1,614	$7,006	$(78,315)	$72	$—	4,460,501	$(52,252)	$(121,875)

The accompanying notes are an integral part of these consolidated financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 1—DESCRIPTION OF BUSINESSES AND ORGANIZATION

CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 766 full-time employees at December 31, 2004, compared to 895 at this time in 2003. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways® collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope® Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

As of December 31, 2004, White River Ventures Inc. ("White River") held approximately 31% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are currently wholly owned.

Financial Statement Preparation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are comprised of commercial paper and certificates of deposit. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of these instruments. Any realized gains or losses are shown in the accompanying consolidated statements of operations in other income or expense.

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

Revenue Recognition

Our customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. Revenue is deferred until all of these criteria are met. Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Accounts Receivable, Net

Accounts receivable as presented in our consolidated balance sheets are net of reserves for customer sales allowances and doubtful accounts. In addition to the sales allowance, discussed above, we determine allowances for doubtful accounts based on specific identification of customer accounts and the application of a predetermined percentage, based on historical experience, to the remaining accounts receivable balance. Our assessment of doubtful accounts includes using historical information, current economic trends and the probability of collection from customers. As of December 31, 2004 and 2003, $2.4 million and $2.9 million, respectively, has been applied as a reduction of accounts receivable.

Activity in the allowance accounts is as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Revenue or Expense	Charged to Other Accounts	Write-offs net of Recoveries	Balance at End of Period
2002 Sales Allowances and Doubtful Accounts	$2,288	1,755	26	(1,756)	$2,313

2003 Sales Allowances and Doubtful Accounts	$2,313	2,093	(68)	(1,395)	$2,943

2004 Sales Allowances and Doubtful Accounts	$2,943	1,629	(15)	(2,200)	$2,357

Sales allowances were charged to revenue, doubtful accounts were charged to selling, general and administration expense in the consolidated statement of operations.

Software Development Costs

The Company expenses research and development costs as they are incurred. The Company has evaluated the establishment of technological feasibility of its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, technological feasibility of the Company's products is generally not established until the development of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, has historically been very short and, consequently, amounts subject to capitalization have not been significant. For the years 2004, 2003 and 2002, research and development costs of approximately $8.4 million, $6.3 million and $7.6 million, respectively, were included as part of product development and programming in our consolidated statement of operations.

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

Goodwill and Intangibles

Under the provisions of SFAS No. 141 “Business Combinations” the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of SFAS No. 142 “Goodwill and Intangible Assets” ("SFAS No. 142"), goodwill is no longer amortized. Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The goodwill balance as of December 31, 2004 was $15.7 million, which includes goodwill of $4.9 million from the 1988 acquisition that included the CCC Valuescope service and goodwill of $10.8 million from the Comp-Est acquisition completed in February 2003. See Note 4, “Acquisition” to our consolidated financial statements. We have reviewed the recoverability of the goodwill balance as of December 31, 2004 and have concluded the balance was not impaired.

Intangible assets as of December 31, 2004 include $0.7 million for customer relationships and $0.3 million for acquired software, both of which are being amortized on a straight-line basis over a period of three years. Also included in intangible assets is a trademark valued at $0.3 million that is not being amortized. There have been no events or changes in circumstances that indicate that the values of such assets are impaired.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the underlying financing agreement. As of December 31, 2004 and 2003, deferred financing costs, net of accumulated amortization, of $3.3 million and $0.3 million, respectively, were included in other assets in the Company's consolidated balance sheet. In August 2004, we entered into a new credit facility agreement. The costs that were incurred related to this facility were $3.6 million.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives

The Company’s strategy is to hedge the floating LIBOR interest payments on at least 50% of the Term debt for the first three years of the six-year term of the underlying Term Loan debt. The company entered into an interest rate swap agreement, designated as a cash flow hedge, in which the Company will pay a fixed interest rate and receive LIBOR on a notional principal balance of $88.8 million for the three-year term expiring on November 29, 2007. The company is accounting for this interest rate swap under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as a cash flow hedge. The hedge was evaluated and considered effective at December 31, 2004 and, as such, the current gain on the effective portion of the hedge of $72 thousand was classified as 'other comprehensive income' in the stockholders' deficit section of the balance sheet.

Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Such deferred income taxes primarily relate to the timing of recognition of certain revenue and expense items, the timing of the deductibility of certain reserves and accruals for income tax purposes. We establish a tax valuation allowance to the extent that it is more likely than not that deferred tax assets will not be realizable against future taxable income.

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments approximates its estimated fair value based upon market prices for the same or similar type of financial instruments. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value of investments may not be recoverable. Factors the Company considers important, which could trigger an impairment review include market conditions, valuations for similar companies, financial performance and going concern risks.

Stock Based Compensation

The Company follows SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). As allowed by SFAS No. 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS No. 123.

The Company applies APB No. 25 in accounting for its stock option plans and employee stock purchase plan and, accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS No. 123, the Company's net income and related per share amounts would have been impacted as indicated below (in thousands, except per share data):

	2004	2003	2002
Net income:
As reported	$18,573	$26,040	$22,709
Pro forma	$16,756	$23,570	$20,638
Per share net income assuming dilution:
As reported	$0.77	$0.94	$0.84
Pro forma	$0.69	$0.85	$0.77

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 71%, 72% and 74% for 2004, 2003 and 2002, respectively; and a risk-free interest rate of 2.8%, 3.2% and 4.1% for 2004, 2003 and 2002, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2004, 2003 and 2002. No dividend yield was assumed for all years.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004),"Share-Based Payment," which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative, as SFAS No. 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) in the third quarter of 2005. The company is still assessing the appropriate transition method and the impact the adoption of this standard will have on the results of operations and financial position.

Per Share Information

Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. See Note 23, “Earnings Per Share” to our consolidated financial statements.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities."  This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (also known as Special Purpose Entities or SPE's). For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. The Company does not have any investments it believes are variable interest entities for which the Company is a primary beneficiary. As such, there was no impact of FIN 46 on the Company's results of operations or our financial position during 2004.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The revised guidance is based on the principle that exchanges of nonmonetary assets should be measured according to the fair value of such assets. The guidance, whose provisions will be applied prospectively, is effective for nonmonetary asset exchanges that take place in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS No. 153 will not have a significant impact on the Company's results of operations or our financial position.

See discussion included in this note under "Stock Based Compensation" concerning FASB issuance of SFAS No. 123(R) in December 2004.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnification Disclosure

In the normal course of business, the Company is a party to a variety of agreements pursuant to which CCC may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by the Company, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and, in certain circumstances, specified environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party's claims.

We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of December 31, 2004, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

NOTE 3—SHORT-TERM INVESTMENTS

During 2003 we purchased short-term investments, which are investments with maturities longer than 90 days but shorter than 12 months. These investments matured in early 2004 and the proceeds and other available cash were invested in instruments with maturities of three months or less during 2004. The held-to-maturity securities, recorded at cost, consisted of the following (in thousands):

	December 31,
	2004	2003
Commercial paper	$—	$4,504
Certificates of deposit	—	2,500
Total	$—	$7,004

NOTE 4—ACQUISITION

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

February 26,
2003
Current assets	$44
Property and equipment	86
Intangible assets	2,867
Total assets acquired	2,997
Current liabilities	450
Net	$2,547

See Note 13, “Intangible Assets” to our consolidated financial statements.

NOTE 5—ENTERSTAND JOINT VENTURE

In 1998, the Company and Hearst Communications, Inc. ("Hearst Communications") established a joint venture, Enterstand Limited ("Enterstand"), in Europe to develop and market claims processing tools to insurers and collision repair facilities. In 2002, CCC International and Hearst Communications terminated this joint venture agreement, CCC International purchased Hearst Communications' interest in the venture for a nominal sum. In addition, CCCG issued a warrant to Hearst Communications, exercisable for five years, to purchase up to 250,000 shares of the common stock of CCCG for a price of $12.00 per share. These warrants are still outstanding at December 31, 2004.

NOTE 6—INVESTMENT IN CHOICEPARTS, LLC

In 2000, the Company formed an independent company, ChoiceParts, LLC ("ChoiceParts") with ADP and The Reynolds and Reynolds Company to provide electronic parts location and procurement services to collision repair facilities. The Company has a 27.5% equity interest in ChoiceParts, which the Company accounts for by applying the equity method thereby recording its share of income or loss. Approximately $1.8 million of the original $5.5 million capital funding commitment was still outstanding as of December 31, 2004 and there are no specific plans that require CCC to fund this commitment at this time. Based on the nature of our investment and ChoiceParts having a different fiscal year, we have recorded a deferred income tax provision on our share of the income.

NOTE 7—RESTRUCTURING CHARGES

In 2001, the Company recorded a charge of $4.3 million to write off excess office space occupied by its former DriveLogic business. The charge included future rent commitments and a write-off of leasehold improvements, net of expected future sublease income. In 2002, the Company recorded an additional charge of $0.9 million related to a delay in sublease income as a result of weak real estate market conditions. During 2003, the Company recorded a final charge of $1.1 million related to this excess office space as a result of an adjustment to the expected future sublease income. A sublease agreement with a third party was signed in 2003 and is for the duration of the current lease, which expires on March 31, 2006.

In the second quarter of 2004, we recorded a charge of $0.9 million primarily related to severance costs for 40 former employees. As part of the restructuring, the Company has streamlined its customer implementation process and improved sales and support execution. The restructuring has resulted in expense savings over the second half of 2004 and is expected to generate annual savings in excess of $4.0 million. At December 31, 2004, all the expenditures related to this charge had been completed.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the activity in the remaining restructuring accrual related to our excess office space (in thousands):

Excess
Facilities
Balance at December 31, 2003	$1,830
Cash payments	(1,284)
Sub-let rent received	580
Balance at December 31, 2004	$1,126

NOTE 8—DISCONTINUED OPERATIONS

In 2001, the Company discontinued the operations of its CCC Consumer Services Inc. segment. There were no revenues or operations related to the discontinued operations after 2001. In 2002, the Company made adjustments to reserves it had established as part of its expected loss on disposal primarily based on the settlement of a disputed account receivable, which had been fully reserved. Total discontinued operations income reported in the statement of operations in 2002 was $0.4 million, net of a tax provision of $0.2 million.

NOTE 9—LITIGATION SETTLEMENTS

In August 2004, the Company settled a dispute that had been pending between the Company and certain of its insurers that had issued insurance policies to the Company. Under the terms of the settlement, the insurers paid the Company approximately $4.8 million, and the parties agreed to dismiss the legal proceedings relating to this matter and to provide mutual releases. The settlement involved a lawsuit filed by the Company’s insurers in which they sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company’s vehicle valuation product and service, now known as CCC Valuescope. The benefit shown in the Company's Statement of Operations from this settlement was offset by $0.3 million for defense and settlement costs and the $1.9 million increase in the CCC Valuescope litigation accrual discussed below.

During 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement of certain of the CCC Valuescope lawsuits. In 2004, the charge was increased by a net amount of $1.9 million to $6.2 million. This increase was due to several factors, including the growth that has occurred in the size of the putative classes of insureds over time, participation in the potential settlement by an additional customer of CCC, increases in certain costs associated with the settlement, and changes in the terms of the settlement between CCC and its participating customers. Additionally, the expected insurance reimbursement has been reduced from $2.0 million to $1.8 million. The Company continues to believe that the current recorded reserve is necessary and appropriate. See Note 27, “Legal Proceedings” to our consolidated financial statements.

NOTE 10—INCOME TAXES

Income taxes applicable to income from continuing operations consisted of the following (in thousands):

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31
	2004	2003	2002
Current (provision) benefit:
Federal	$(9,935)	$(13,527)	$(6,540)
State	(1,698)	(719)	(1,037)
Foreign	—	20	3
Total current (provision) benefit	(11,633)	(14,226)	(7,574)
Deferred (provision) benefit:
Federal	262	139	(3,471)
State	31	(198)	625
Total deferred (provision) benefit	293	(59)	(2,846)
Total income tax provision	$(11,340)	$(14,285)	$(10,420)

The Company's effective income tax rate applicable to continuing operations differs from the federal statutory rate as follows (in thousands, except percentages):

	Year Ended December 31
	2004		2003		2002
Federal income tax provision at statutory rate	$(10,470)	(35.0)%	$(14,134)	(35.0)%	$(11,471)	(35.0)%
State and local taxes, net of federal income tax effect and before valuation allowances	(1,084)	(3.6)%	(1,197)	(3.0)%	(1,073)	(3.3)%
Change in valuation allowance	—	—	—	—	(110)	(0.4)%
Nondeductible expenses	(165)	(0.6)%	(131)	(0.3)%	(140)	(0.4)%
Write-off of foreign investments	—	—	—	—	132	0.4%
Research and experimentation credits	628	2.1%	91	0.2%	2,383	7.3%
Reduction of tax reserves upon resolution of tax uncertainties	—	—	1,111	2.8%	—	—
Other, net	(249)	(0.8)%	(25)	(0.1)%	(141)	(0.4)%

Income tax provision	$(11,340)	(37.9)%	$(14,285)	(35.4)%	$(10,420)	(31.8)%

In 2002, the Company filed amended income tax returns for tax years 1998, 1999 and 2000 to claim research and experimentation tax credits for those years. As a result of these amended returns, we recorded an estimated research and experimentation credit of $2.0 million in 2002. Further, in 2003, we recorded an additional $1.1 million credit related to these amended returns in conjunction with the completion of an Internal Revenue Service audit of those returns.

The Company has recorded research and experimentation credits to income tax expense of $0.6 million, $0.1 million and $0.4 million for the years 2004, 2003 and 2002, respectively

In 2002, the Company received a refund of $13.1 million, of which $7.8 million was attributable to the Job Creation and Workers Assistance Act of 2002, which increased the available carryback period for net operating losses from two years to five years. The total amount represented the refund of taxes paid in 1996, 1997, 1998 and 1999 when net operating losses incurred in 2001 were carried back to those years. The Company also made income tax payments, net of refunds, of $7.9 million in 2002.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has made income tax payments, net of refunds, of $11.4 million and $13.1 million, in 2004 and 2003, respectively.

 In conjunction with the exercise of certain stock options, the Company has reduced current income taxes payable with an offsetting credit to paid-in-capital for the tax benefit of these option exercises. For the years 2004, 2003 and 2002, these tax benefits totaled $1.3 million, $0.5 million and $0.7 million, respectively.

The approximate income tax effect of each type of temporary difference giving rise to deferred income tax assets and liabilities was as follows (in thousands):

	December 31,
	2004	2003
Deferred income tax assets (liabilities):
Capital loss carryforward	$7,390	$7,390
Foreign net operating losses	4,209	4,209
Litigation settlement	2,636	2,694
Stock option compensation	2,614	—
Lease termination	1,243	1,563
Depreciation and amortization	950	836
Bad debt expense	888	1,100
Rent	556	805
Intangible amortization	449	883
Accrued compensation	206	290
State research credits	—	120
Deferred revenue	(508)	(22)
Other, net	386	858
Subtotal	21,019	20,726
Valuation allowance	(11,599)	(11,599)
Total deferred income tax assets	$9,420	$9,127

The Company has established a valuation allowance for certain tax assets that are not expected to be realized. This allowance is comprised of two items, capital losses arising from a write-off of its investment in ChannelPoint in 2001 and foreign net operating losses

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	December 31,
	2004	2003
Prepaid data royalties	$1,853	$1,948
Insurance reimbursement for litigation settlement	1,800	2,000
Prepaid equipment maintenance	1,141	1,261
Deferred contract buyouts	978	—
Prepaid insurance	820	1,080
Income tax receivable - research and experimentation credits	295	750
Other	903	1,330
Total	$7,790	$8,369

The Company has an expected insurance reimbursement related to its CCC Valuescope litigation settlement of $1.8 million. See Note 27, “Legal Proceedings” to our consolidated financial statements for a further discussion of the CCC Valuescope litigation settlement and expected insurance reimbursement.

The Company sometimes pays a new customer for the remaining commitment of its previous contract with third parties as an incentive. The amount paid by the Company is deferred and amortized over the term of the contract negotiated with the Company. At December 31, 2004, approximately $1.0 million of these payments are included as deferred contract buyouts within 'other current assets' in our consolidated balance sheet.

NOTE 12—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Purchased software, licenses and databases	$21,655	$20,070
Computer equipment	14,625	14,715
Leasehold improvements	7,190	7,067
Furniture and other equipment	4,415	5,339
Building and land	1,796	1,796
Total, cost	49,681	48,987
Less accumulated depreciation and amortization	(37,530)	(36,211)
Total, net	$12,151	$12,776

As a result of a review of the Company's computer equipment and software in 2004 and 2003, the Company wrote-off out-of-service fully depreciated assets totaling $2.6 million and $0.8 million, respectively.

As of December 31, 2004 and 2003, computer equipment, net of accumulated depreciation, that is on lease to certain insurance customers under operating leases of $0.1 million and $0.2 million, respectively, is included in computer equipment. Future minimum rentals under non-cancelable customer leases aggregate approximately $0.1 million in 2005.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, the Company entered into two separate agreements to lease software licenses. These leases, which were for 36 months and expired in early 2004, were classified as capital leases. As of December 31, 2004, the capital leases of $1.9 million were fully amortized, however, the software under these leases was still in service. The Company made payments of $0.2 million and $0.6 million in 2004 and 2003, respectively. Included in the payments made in each of the years 2004 and 2003 was interest of $5 thousand and $0.1 million, respectively. There are no future minimum lease payments under these capital leases.

NOTE 13—INTANGIBLE ASSETS

In conjunction with the February 2003 acquisition of Comp-Est, intangible assets related to customer relationships, acquired software and a trademark were recorded. The intangible assets related to customer relationships and acquired software are being amortized over three years; however, the trademark is not being amortized. Intangible asset amortization expense was $0.9 million and $0.7 million in 2004 and 2003, respectively. Expected amortization in 2005 and 2006 for the intangible assets being amortized is $0.9 million and $0.1 million, respectively. There have been no events or changes in circumstances that indicate the values of such assets are impaired.

Intangible assets consisted of the following (in thousands):

	December 31,
	2004	2003
Cost:
Customer relationships	$1,883	$1,883
Acquired software	684	684
Trademark	300	300
Total, cost	2,867	2,867
Less accumulated amortization:
Customer relationships	(1,151)	(524)
Acquired software	(418)	(190)
Trademark	—	—
Total accumulated amortization	(1,569)	(714)
Total, net	$1,298	$2,153

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2004	2003
Litigation settlements	$8,101	$6,475
Compensation	5,725	4,468
Health insurance	1,347	1,256
Restructuring charges	921	860
Sales tax	842	933
Professional fees	655	843
Other, net	1,877	1,687
Total	$19,468	$16,522

NOTE 15—OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Deferred rent	$1,466	$2,140
Other, net	250	924
Total	$1,716	$3,064

NOTE 16—CCC CAPITAL TRUST

In 2001, CCC Capital Trust ("CCC Trust"), a business trust controlled by CCCG, issued 15,000 Trust Preferred Securities, which were presented on the consolidated balance sheet as "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company guaranteed debentures" ("Trust Preferred Securities") and CCCG issued 100 shares of its Series F Preferred Stock, par value $1.00 per share, and a warrant to purchase 1,200,000 shares of its common stock at an exercise price of $6.875 per share, revised from the original exercise price of $10.00 per share, to Capricorn Investors III, L.P., one of our existing stockholders. CCCG and CCC Trust received an aggregate purchase price of $15.0 million from the sale of these securities. Each share of the Series F Preferred Stock entitles Capricorn Investors III, L.P. to 12,000 votes and expires on the earlier of (i) the date the warrants are exercised in full or (ii) the warrant expiration date, which is February 23, 2006.

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

On November 30, 2001, the Indenture relating to the Trust Preferred Securities was amended to permit the Company to conduct a rights offering and enter into a new bank credit facility. In consideration for certain waivers and amendments that allowed the Company to conduct a rights offering and execute a new credit facility, warrants of 1,200,000 issued to Capricorn Investors III, L.P. were amended to reduce the exercise price from $10.00 per share to $6.875 per share. Using the Black-Scholes pricing model, the fair value of this reduction in exercise price was approximately $0.7 million. These warrants were still outstanding as of December 31, 2004.

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

NOTE 17—RIGHTS OFFERING

The Company completed a rights offering on December 31, 2001. Three of CCCG's largest institutional stockholders, White River Ventures, Inc. and Capricorn Investors II and III L.P., agreed to purchase their pro-rata share of the rights offering, as well as all of the shares not subscribed for by CCCG's other stockholders or warrant holders, up to an aggregate of $20 million. In consideration for this, the Company issued these stockholders 293,000 warrants to purchase shares of its common stock at a price of $5.50 per share with an expiration date of November 30, 2005. As of December 31, 2004, warrants totaling 239,764 shares were outstanding.

NOTE 18—LONG-TERM DEBT

On August 20, 2004, in conjunction with a self-tender offer, CCC entered into a new credit agreement ("Credit Agreement") replacing CCC's former credit facility. The new agreement consisted of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. Through December 31, 2004, the Company had no advances under the Revolving Loan. As compared to the former credit facility, the Credit Agreement provides CCC with improved terms and additional flexibility. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries. In accordance with the terms of the Credit Agreement, the Company entered into a hedging agreement that resulted in at least 50% of the aggregate principal amount borrowed under the Term Loan, or $88.8 million, being effectively subject to a fixed or maximum interest rate. See Note 2, “Significant Accounting Policies - Derivatives” to our consolidated financial statements for further discussion of the interest rate hedge.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010, with the next scheduled payment due on March 31, 2006. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. The final payment of $161.9 million is due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, LIBOR or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.5% on any unused portion of the Revolving Loan.

In connection with the new Credit Agreement, the Company incurred financing costs of approximately $3.6 million. These costs have been capitalized and have been classified as 'other assets' on the balance sheet. These costs will be amortized as interest expense over the term of the underlying Credit Agreements.

During the years ended December 31, 2004 and 2002, the weighted average interest rates were 5.1% and 4.0%, respectively. The Company had no borrowing outstanding during 2003. CCC made cash interest payments of $3.3 million, $0.2 million and $0.2 million, during the years ended December 31, 2004, 2003 and 2002, respectively. The interest paid in 2003 represents a commitment fee of 0.5% on the unused portion of the former Credit Facility. During 2002, CCC had net repayments under the line of credit of $6.5 million, resulting from draws under the Credit Facility of $22.0 million and repayments of $28.5 million. In 2004, CCC made a scheduled principal payment of $0.5 million and voluntary prepayments of $7.4 million on the Term Loan. As of December 31, 2004, the Term Loan outstanding balance was $169.6 million.

NOTE 19—SELF-TENDER OFFER

During the third quarter of 2004, the Company’s Board of Directors authorized a self-tender offer to purchase up to $210.0 million of its common stock at a price of $18.75 per share. The tender was fully subscribed and 11.2 million shares were purchased. The purchase was made through a fixed price tender offer in which all of CCC’s stockholders, vested option holders and warrant holders, including employee benefit plans, were given the opportunity to sell a portion of their shares at a price of $18.75 per share, without incurring any brokerage fees or commissions. This represented a premium of approximately 26% over the closing stock price of $14.90 per share on July 21, 2004, the day before the tender was announced. Since the number of shares tendered was greater than 11.2 million, purchases were made based on a proration factor of 44.1049 percent. The shares that were purchased were retired. The self-tender offer was funded by a term loan facility of $177.5 million and $32.5 million of cash on hand.

The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company’s self-tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer. Pursuant to stock compensation accounting requirements, the charge covered all vested employee stock options, including those that were not tendered and those that were unable to be exercised due to the 44.1049 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

The amount remaining on the balance sheet for additional paid-in capital subsequent to the self-tender offer primarily relates to the warrants that were issued as part of the rights offering completed in 2001 and that remain unexercised and paid-in capital related to option exercises since the retirement of the shares purchased as part of the self-tender offer.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—TREASURY STOCK

In 2002, the Company received a promissory note from the Chief Executive Officer and Chairman of the Board in the amount of $1.2 million, accruing interest at 6.75%, for the purchase of 192,000 treasury shares at a price of $6.25 per share, which was the fair value of the Company's stock at that date. During the second quarter of 2003, the note, along with accrued interest, was repaid in full. As of December 31, 2004 and 2003, there were no notes receivable from officers.

In conjunction with the self-tender offer, vested option and warrant holders were allowed to perform a stock-for-stock cashless exercise in which shares valued at the closing market price of $17.72 on August 30, 2004, the date the tender offer closed, were withheld to cover the exercise price of options and warrants, as well as withholding taxes, which resulted in an increase to treasury stock of 365,836 shares.

NOTE 21—EMPLOYEE BENEFIT PLANS

Defined Contribution Savings and Investment Plan

The Company sponsors a tax-qualified defined contribution savings and investment plan, CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan" ("Savings Plan"). Participation in the Savings Plan is voluntary, with substantially all employees eligible to participate. Expenses related to the Savings Plan consist primarily of Company contributions that are based on percentages of certain employees' contributions. Defined contribution expense for the years ended December 31, 2004, 2003 and 2002 was $1.8 million, $0.9 million and $1.7 million, respectively. Included in the 2002 defined contribution expense is an additional discretionary contribution of $0.6 million made by the Company in February 2003, into the Savings Plan for all eligible employees, for the purchase of Company stock.

In 2004, the Company recorded a charge of approximately $0.8 million for additional Company contributions in order to meet the non-discrimination test for the years 1999 through 2002. The Company changed its administrator of the Savings Plan at the end of 2003. The new administrator of the Savings Plan performed the non-discrimination test for 1999 through 2002 and concluded the test had previously been performed incorrectly.

Employee Stock Purchase Plan

In 1998, the Company established an employee stock purchase plan that enables eligible employees to purchase shares of the Company's common stock at the lesser of (i) 85 percent of the fair market value of the Company's stock on the applicable grant date (February 1, May 1, August 1, or November 1) or (ii) 85 percent of the fair market value of the Company's stock on the last day of that month during the offering period. Under the employee stock purchase plan, 500,000 shares have been authorized for issuance and 88,081 are available for issuance at December 31, 2004. During 2004, 2003 and 2002, the Company issued 29,326, 31,311 and 44,920 shares pursuant to the employee stock purchase plan at prices ranging from $12.28 to $15.87, $9.72 to $16.04 and $5.10 to $15.60, respectively. See Note 2, “Significant Accounting Policies” to our consolidated financial statements for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by SFAS No. 123.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—STOCK OPTION AND STOCK INCENTIVE PLANS

In 1997, the Company adopted a stock option plan (“1997 Plan”), which provided for the issuance of up to 675,800 shares of common stock pursuant to the exercise of stock options exercisable within five years of grant. The 1997 Plan was amended in 1998 to increase the maximum number of shares available for grant to 1,500,000 shares and to lengthen the term of new option grants from five to ten years. In 1998, the maximum number of shares available for grant was increased to 2,500,000 shares.

In 2000, the Company amended and restated the 1997 Plan by adopting a new stock incentive plan (“2000 Plan"). The terms of the 2000 Plan were applied to all outstanding options under the 1997 Plan and no further grants were made under the 1997 Plan. The 2000 Plan increased the maximum number of shares available for grant to 3,900,000, including any shares that were available for grant under the 1997 Plan. This limit was increased to 4,308,060 when the 2000 Plan was amended in 2004. At December 31, 2004, 898,037 shares remained available for future grants under the 2000 Plan. In the event of any lapse, expiration, termination, forfeiture or cancellation of any outstanding stock incentive without the issuance of shares or payment of cash, the shares reserved for such incentive again become available for future grants. See Note 26, "Restricted Stock" to our consolidated financial statements for additional share-based incentives that were issued pursuant to the 2000 Plan.

Option activity during 2004, 2003 and 2002 is summarized below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options Outstanding:
Beginning of year	3,147,106	$10.67	2,922,270	$9.12	3,005,452	$9.31
Granted	7,500	$18.92	561,325	$17.29	547,500	$9.75
Exercised	(1,134,427)	$8.41	(262,639)	$6.97	(334,402)	$9.26
Forfeited and Expired	(293,698)	$12.57	(73,850)	$13.08	(296,280)	$11.97
End of year	1,726,481	$11.86	3,147,106	$10.67	2,922,270	$9.12
Options exercisable at year-end	1,125,821	$11.09	1,708,676	$9.51	1,316,658	$9.08
Weighted average grant date fair value of options granted during the year		$11.54		$11.12		$6.40

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of the Company's common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 71%, 72% and 74% for 2004, 2003 and 2002, respectively; and a risk-free interest rate of 2.8%, 3.2% and 4.1% for 2004, 2003 and 2002, respectively. In addition, the Company assumed an expected option life of 5.5 years for 2004, 2003 and 2002. No dividend yield was assumed for all years.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$5.75 to $6.75	31,799	6.56	$6.47	11,830	$6.58
$6.88 to $6.88	17,500	1.22	$6.88	17,500	$6.88
$7.50 to $8.90	605,215	6.58	$8.51	357,309	$8.56
$9.00 to $11.13	368,530	5.28	$10.53	367,780	$10.53
$12.13 to $16.63	288,978	4.48	$13.48	278,291	$13.41
$17.20 to $19.15	414,459	8.19	$17.44	93,111	$17.43
$5.75 to $19.15	1,726,481	6.28	$11.86	1,125,821	$11.09

NOTE 23—EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, is presented below (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income	$18,573	$26,040	$22,709
Weighted average common shares	22,993	26,243	25,850
Effect of common stock options and warrants	1,265	1,412	1,054
Weighted average diluted shares	24,258	27,655	26,904
Income per common share —basic:
Income from continuing operations	$0.81	$0.99	$0.86
Income from discontinued operations	—	—	0.01
Income per common share—basic	$0.81	$0.99	$0.87
Income per common share —diluted:
Income from continuing operations	$0.77	$0.94	$0.83
Income from discontinued operations	—	—	0.01
Income per common share—diluted	$0.77	$0.94	$0.84

Options to purchase a weighted average number of 38,373 shares, 466,809 shares and 365,602 shares of common stock for 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. The exercise price of these options and warrants ranged from $17.73 to $19.15 per share.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—COMMITMENTS AND CONTINGENCIES

The Company leases facilities and office equipment under non-cancelable operating lease agreements that expire at various dates through 2012. As of December 31, 2004, future minimum cash lease payments were as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$15,512	3,252	3,274	3,228	3,082	737	1,939

During 2004, 2003 and 2002, operating lease rental expense was $4.3 million, $5.2 million and $6.3 million, respectively.

ChoiceParts Investment. The Company has approximately $1.8 million of the original $5.5 million ChoiceParts capital funding commitment still outstanding as of December 31, 2004. Currently, there are no specific plans on the timing of when CCC will be required to fund this commitment.

Purchase Obligations. The Company has long-term agreements with suppliers and other parties related to licensing data used in our products and services, outsourced web-hosting and data center, disaster recovery and business continuity services and telecommunication services. Purchase obligations also include a data license for the MOTOR Crash Estimating Guides, which we license from a unit of Hearst, which is under a long-term contract that expires in 2021. Under the terms of these agreements with suppliers, the Company has minimum obligations of $19.3 million in 2005, $11.0 million in 2006, $9.6 million in 2007, $9.7 million in 2008, $9.3 million in 2009 and $107.1 million thereafter.

NOTE 25—BUSINESS SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

We currently operate our business as one segment. Our products and services facilitate the processing of automobile physical damage claims and help to improve decision-making and communication between various parties, such as automobile insurance companies and collision repair facilities, involved in the automobile insurance claims process. We market our products and services through one sales and service organization. Our management team evaluates resource allocation decisions and our performance based on financial information on a total company profit level and at the product revenue level, accompanied by disaggregated information about revenues by geographic regions.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by suites is as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
CCC Pathways	$124,726	$118,190	$116,231
CCC Valuescope	41,642	42,187	45,463
Workflow Products	25,873	26,107	22,602
Information Services Products	2,016	1,708	1,134
Other Products and Services	4,396	5,160	6,430
Total revenue	$198,653	$193,352	$191,860

NOTE 26—RESTRICTED STOCK

During the third quarter of 2003, the Company issued, as compensation, a total of 8,000 shares of restricted stock, under the 2000 Stock Incentive Plan, with a fair market value of $14.93 per share to two members of the Audit Committee of the Board of Directors ("Audit Committee"), each of whom received 4,000 shares. In 2004, restricted stock was issued to two new members of the Audit Committee, each of whom received 4,000 shares for a total of 8,000 shares. The fair market value of shares issued in 2004 was $17.85/share and $21.48/share. The shares vest over a period of four years from issuance, although accelerated vesting is provided in certain instances. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. A third member of the Audit Committee will receive compensation annually in the form of cash. The total fair value of the restricted stock on the dates of grant was approximately $0.3 million. Total compensation expense recognized in relation to the restricted stock issued and the cash payment in lieu of restricted stock for the years ended December 31, 2004 and 2003, was approximately $54 thousand and $16 thousand, respectively.

NOTE 27—LEGAL PROCEEDINGS

The Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. The caption and other relevant information concerning each such case is set forth below.

Pending Class Actions

LANCEY v. COUNTRY MUTUAL INS. CO., COUNTRY CASUALTY INS. d/b/a COUNTRY COMPANIES, and CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); KMUCHA v. COLONIAL PENN INSURANCE a/k/a GE PROPERTY AND CASUALTY INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 03 L 1267 (filed September 18, 2003); and JACKSON v. ATLANTA CASUALTY COMPANY and INFINITY PROPERTY & CASUALTY CORPORATION and CCC INFORMATION SERVICES INC., Case No. 03 L 1266 (filed September 18, 2003). These cases were filed in the Circuit Court of Madison County, Illinois by the same group of plaintiffs’ lawyers who filed the COOK lawsuit discussed below. In each case, the plaintiff seeks certification of a plaintiff class and asserts various common law claims against CCC and seeks an unspecified amount of compensatory and punitive damages, attorneys’ fees and costs. The LANCEY case also seeks certification of a defendant class consisting of all insurance companies who used CCC's valuation reports to determine the "actual cash value" of totaled vehicles.

MYERS v. TRAVELERS PROPERTY CASUALTY CORP., THE TRAVELERS INDEMNITY COMPANY OF AMERICA, and CCC INFORMATION SERVICES INC., No. 99 CH 2793 (filed February 22, 2000) and STEPHENS v. PROGRESSIVE CORP., PROGRESSIVE PREFERRED INS. CO. and CCC INFORMATION SERVICES INC., No. 99 CH 15557 (filed October28, 1999). These two cases assert claims and seek relief substantially similar to the cases pending in Madison County, Illinois described above. Each of these cases was dismissed with prejudice by the trial court and appealed to the Illinois Appellate Court for the First District. On April 30, 2004, the Appellate Court of Illinois for the First Judicial District issued an opinion in each of these cases reversing, in part, the Circuit Court’s prior rulings dismissing plaintiffs’ claims against CCC. In particular, in each case, the Appellate Court reversed the Circuit Court’s ruling that the Illinois Consumer Fraud and Deceptive Business Practices Act does not apply to non-Illinois resident plaintiffs. That issue is currently before the Illinois Supreme Court in a separate case to which CCC is not a party. Both cases were remanded to the Circuit Court of Cook County for further proceedings.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ROGAN v. FARMERS INSURANCE GROUP, FARMERS INSURANCE EXCHANGE, and CCC INFORMATION SERVICES INC., Case No. SC076462 (filed March 24, 2003 in the Superior Court of the State of California, County of Los Angeles County). Plaintiff asserts various common law and statutory claims against his insurance company and against CCC, including a claim under California Business & Professions Code Section 17200, et seq. Plaintiff seeks recovery of unspecified damages, an accounting, restitution and disgorgement, on his own behalf and on behalf of the general public, punitive damages, and an award of attorneys' fees. At a hearing on January 29, 2004, the court sustained CCC’s demurrer to all claims against CCC except for the Section 17200 claim, which the court stayed pending a separate action to which CCC is not a party. The court also granted a motion to compel an appraisal of plaintiffs’ claims.

STATE OF CALIFORNIA EX REL. JOHN METZ V. CCC INFORMATION SERVICES INC. , Case No. RG04153363 (filed April 29, 2004in the Superior Court of the State of California, County of Alameda). The case was initially filed on April 29, 2004, but CCC was not served with the original complaint and was not served with the amended complaint until November 12, 2004. In the first amended complaint, plaintiff John Metz purports to sue CCC on behalf of the State of California pursuant to Section 1871.7 of the California Insurance Code. Plaintiff alleges that CCC's total loss vehicle valuation methodology violates Section 1871.7, and on that basis, plaintiff seeks to recover, on behalf of the State, unspecified civil penalties and assessments under Section 1871.7. Plaintiff also seeks an award of between 40% and 50% of any such civil penalties and assessments, as well as an award of attorneys' fees and costs.

CCC and certain of its insurance company customers have been engaged in settlement discussions with the plaintiffs' attorneys who filed the above-referenced cases in Madison County, Illinois and COOK, which was filed in Johnson County, Illinois. As negotiations have progressed, the number of participants and the cost of the proposed settlement have fluctuated. Based on the current status of those discussions, the Company anticipates completing an initial settlement that would resolve potential claims arising out of approximately 29% of the Company’s total transaction volume for valuations involving first party claims during the time period covered by the lawsuits, and it would also resolve a number of the putative class action suits currently pending against CCC and certain of its customers. These settlement negotiations are ongoing, but at this time, CCC and certain of its insurance company customers have reached an agreement in principle as to CCC's proposed contribution to the potential settlement. Upon completion of the anticipated settlement, CCC would agree to enter into the settlement for the purpose of avoiding the expense and distraction of protracted litigation, without any express or implied acknowledgment of any fault or liability to the plaintiff, the putative class or anyone else.

During 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement of certain of these lawsuits. During the third quarter of 2003, that charge was increased by a net amount of $1.9 million to $6.2 million. This increase was due to several factors, including the growth that has occurred in the size of the putative classes of insureds over time, participation in the potential settlement by an additional customer of CCC, increases in certain costs associated with the settlement, and changes in the terms of the settlement as between CCC and its participating customers. Additionally, the expected insurance reimbursement has been reduced from $2.0 million to $1.8 million. The Company continues to believe that the current recorded reserve is necessary and appropriate.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class Action Dismissals Pending on Appeal

McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., and CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000 in the State Court of Fulton County, Georgia), DASHER v. ATLANTA CASUALTY CO. and CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed June 16, 2000 in the State Court of Fulton County, Georgia) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. and CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000 in the State Court of Fulton County, Georgia). The plaintiffs in these three cases, each of whom seeks to represent a nationwide class of insureds against CCC and the named insurance company defendant, allege that CCC’s Valuescope valuation product and service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiffs assert various common law and statutory claims against CCC and the insurance company defendants, including claims under the Georgia RICO statute. Plaintiffs seek unspecified compensatory, treble and punitive damages, attorneys' fees and expenses. Each plaintiff’s claims were dismissed with prejudice by the trial court, and each plaintiff has appealed those dismissals to the Georgia Court of Appeals, where the cases are now pending.

SUSANNA COOK v. DAIRYLAND INS. CO., SENTRY INS. and CCC INFORMATION SERVICES INC., No. 2000 L-1 (filed January 31, 2000 in the Circuit Court of Johnson County, Illinois). The plaintiff in COOK seeks certification of a plaintiff class as well as a defendant class consisting of all insurance companies who used CCC's valuation reports to determine the "actual cash value" of totaled vehicles. Plaintiff asserts various common law claims against CCC and seeks an unspecified amount of compensatory and punitive damages, attorney's fees and costs. Plaintiff’s claims were dismissed with prejudice by the trial court, and the plaintiff has appealed that dismissal to the Illinois Appellate Court for the Fifth District, where the case is now pending.

Individual Cases Against CCC

HECKLER v. PROGRESSIVE EXPRESS INSURANCE COMPANY, PROGRESSIVE AMERICAN INSURANCE COMPANY and CCC INFORMATION SERVICES INC., Case No. 00003573 (filed against CCC on November 5, 2001 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida). The plaintiff in HECKLER asserts claims substantially similar to the above-described cases, and also alleges that CCC’s Valuescope valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiff seeks an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs. The HECKLER case is pled as an individual action.

TAYLOR v. SOUTHERN FARM BUREAU CAS. INS. CO., and CCC INFORMATION SERVICES INC., No. 2004-0095 (filed April 8, 2004 in the Circuit Court of Tunica County, Mississippi). Plaintiff alleges certain claims against her purported insurer, Southern Farm Bureau Casualty Insurance Company, and CCC arising from the total loss of her vehicle. Against CCC, the plaintiff asserts claims for conspiracy to commit fraud in violation of the Mississippi Consumer Protection Act and conspiracy to commit common law fraud.

Actions Dismissed During the Fourth Quarter of 2004

TRAVIS v. KEMPER CASUALTY INS. CO. d/b/a KEMPER INSURANCE and CCC INFORMATION SERVICES INC., Case No. 01 L 290 (filed February 16, 2001). This case was filed in the Circuit Court of Madison County, Illinois by the same plaintiffs’ lawyers who filed the other Madison County, Illinois cases described above and asserts claims and seeks relief substantially similar to those cases. On December 29, 2004, the court entered an order dismissing with prejudice the claims of the named plaintiff and dismissing without prejudice the claims of any other putative class members.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GILKERSON V. NATIONWIDE MUT. INS. CO., and CONSOLIDATED COLLATERAL CO., No. 04-C-2147 (filed August 3, 2004 in the Circuit Court of Kanawha County, West Virginia). Plaintiff alleges four counts against her purported insurer, Nationwide Mutual Insurance Company ("Nationwide"), and CCC arising from the total loss of her vehicle: breach of contract; common law fraud and intentional infliction of emotional distress; violation of common law duty of good faith and fair dealing; and fraud in violation of the West Virginia Unfair Trade Practices Act. Nationwide removed the case to the U.S. District Court for the Southern District of West Virginia, No. 2:04-0957, on August 31, 2004. CCC resolved the claims asserted against it in this case for an amount that did not have a material adverse effect on CCC's business, financial condition or results of operations, and the case was dismissed with prejudice on November 29, 2004.

WILLIAMS v. NATIONWIDE MUTUAL INSURANCE COMPANY, NATIONWIDE MUTUAL FIRE INSURANCE COMPANY, NATIONWIDE PROPERTY AND CASUALTY INSURANCE COMPANY, and CCC INFORMATION SERVICES INC., Civil Action No. CV-2002-094 (filed November 12, 2002 in the Circuit Court of Barbour County, Alabama). The plaintiff in WILLIAMS asserted claims substantially similar to the above-described cases, and also alleged that CCC's Valuescope valuation service provides values that do not comply with applicable state regulations governing total loss claims settlements. Plaintiff sought an award of unspecified compensatory and punitive damages, attorneys' fees, interest and costs, although plaintiff alleged that her compensatory and punitive damages, exclusive of interest and fees, did not exceed $75,000. The WILLIAMS case was pled as an individual action. CCC resolved the claims asserted against it in this case for an amount that did not have a material adverse effect on CCC's business, financial condition or results of operations. The final order of dismissal was entered by the Court in April 2004, although CCC did not receive a copy of the order until February 2005.

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

In SINGLETON AND BILLUPS v. GEICO, CASE NO. 01L159, the Circuit Court for Madison County, Illinois on November 12, 2004, certified, for purposes of pursuing a breach of contract claim against GEICO, a nationwide class of customers insured by GEICO whose total loss claims were paid on the basis of valuations prepared by a third party computer report. The court also certified, for purposes of pursuing a statutory consumer fraud claim against GEICO, a similar class consisting only of Illinois customers insured by GEICO. CCC is not a party to SINGLETON case but has become aware of the court’s class certification ruling.

Four of CCC's automobile insurance company customers have made contractual and (in some cases) also common law indemnification claims against CCC for litigation costs, attorneys' fees, settlement payments and other costs allegedly incurred by them in connection with litigation relating to their use of CCC's Valuescope valuation product and service.

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to		Charged			Balance
	Beginning of	Costs and		to Other	Additions/		at End
Description	Period	Expenses		Accounts	Deductions		of Period
2002 Sales Allowances and Doubtful Accounts	$2,288	1,755(a	)	26	(1,756)(b	)	$2,313
2003 Sales Allowances and Doubtful Accounts	$2,313	2,093(a	)	(68)	(1,395)(b	)	$2,943
2004 Sales Allowances and Doubtful Accounts	$2,943	1,629(a	)	(15)	(2,200)(b	)	$2,357

2002 Deferred Income Tax Valuation Allowance	$11,489	—		—	110(c	)	$11,599
2003 Deferred Income Tax Valuation Allowance	$11,599	—		—	—		$11,599
2004 Deferred Income Tax Valuation Allowance	$11,599	—		—	—		$11,599

(a)	Sales allowances were charged to revenue, doubtful accounts were charged to selling, general and administration expense in our consolidated statement of operations.
(b)	Accounts receivable write-offs, net of recoveries.
(c)	Additional valuation allowance for capital loss on sale of CCC Southeast assets (goodwill).

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation for the Company (incorporated herein by reference to Exhibit 3.2 of the Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

3.3
Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's 1996 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on March 14, 1997)

4.1
Credit Agreement dated August 20, 2004 among CCC Information Services Inc., the Company, the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed on November 1, 2004)

4.2
Guarantee and Collateral Agreement dated August 20, 2004 among the Company, CCC Information Services Inc., the subsidiaries of CCC Information Services identified therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File Number 000-28600 filed on November 1, 2004)

10.1
Purchase Agreement, dated as of November 29, 2001, between CCC Information Services Group Inc., White River Ventures, Inc., Capricorn Investors II, L.P. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)

10.2
Agreement, dated as of November 30, 2001, between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)

10.3
Indenture, dated as of February 13, 2001, by and between CCC Information Services Group Inc. and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.22 of the Company's Registration Statement on Form 3, Commission File Number 333-64132 filed on June 29, 2001)

10.4
Supplemental Indenture, dated as of November 30, 2001, by and between CCC Information Services Group Inc. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)

10.5
Securities Purchase Agreement dated as of February 23, 2001 Among CCC Information Services Group Inc., CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.14 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.6
Agreement dated as of February 23, 2001 between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.17 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.7
Registration Rights Agreement dated as of February 23, 2001 Between CCC Information Services Group Inc. and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.15 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.8
Warrant dated as of February 23, 2001 issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.16of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.9
First Amendment and Waiver, dated as of November 30, 2001, to the Warrant dated as of February 23, 2001, issued by CCC Information Services Group Inc. for the benefit of Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, as amended, Commission File Number 000-28600 filed on December 3, 2001)

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

10.10
Purchase and Waiver Agreement, dated as of October 21, 2002, by and among the Company, CCC Capital Trust and Capricorn Investors III, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, Commission File Number 000-28600 filed on October 28, 2002)

10.11
Amended and Restated MOTOR Crash Estimating Guides Database License Agreement (incorporated herein by reference to Exhibit 10.16 of Company's 2001 Annual Report on Form 10-K, Commission File Number 000-28600 Filed on March 26, 2002)

10.12
ChoiceParts, LLC Members' Agreement By and Among ChoiceParts, LLC, ADP, Inc., CCC Information Services, Inc. and the Reynolds and Reynolds Company dated May 4, 2000 (incorporated herein by reference to Exhibit 10.13 of Company's 2000 Annual Report on Form 10-K, as amended, Commission File Number 000-28600 filed on April 17, 2001)

10.13	2000 Stock Incentive Plan (2004 Restatement) (incorporated herein by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on April 23, 2004)
10.14
Form of Stock Option Agreement (Time Vested) for grants under the 2000 Stock Incentive Plan (2004 Restatement), as amended (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, Commission File Number 000-28600, filed March 2, 2005)

10.15
Form of Restricted Stock Agreement (Time Vested) for grants to directors under the 2000 Stock Incentive Plan (2004 Restatement), as amended (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, Commission File Number 000-28600, filed March 2, 2005)

10.16
Form of Restricted Stock Agreement (Time Vested) for grants to eligible grantees (other than directors) under the 2000 Stock Incentive Plan (2004 Restatement), as amended (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, Commission File Number 000-28600, filed March 2, 2005)

10.17
Form of Restricted Share Agreement (Performance Vested Based on Earnings Per Share) for grants under the 2000 Stock Incentive Plan (2004 Restatement), as amended (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, Commission File Number 000-28600, filed March 2, 2005)

10.18
Form of Restricted Share Agreement (Performance Vested Based on Stock Price) for grants under the 2000 Stock Incentive Plan (2004 Restatement), as amended (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, Commission File Number 000-28600, filed March 2, 2005)

10.19	Restricted Stock Agreement between the Company and John D. Collins (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, Commission File Number 000-28600, filed December 10, 2004)
10.20*	Management Incentive Plan—Plan Summary
10.21*	Executive Severance Policy
10.22*	Summary of Board of Directors and Committee Compensation Arrangements
10.23*	Summary of Named Executive Officer Compensation Arrangements
10.24
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

10.26	Option and Acquisition Agreement dated February 6, 1998 by and among Hearst Business Publishing, Inc. and Comp-Est, Inc.
10.24	First Amendment to Option and Acquisition Agreement dated February 26, 2003 by and among the Motor Information Systems Division of Hearst Business Publishing, Inc. and Comp-Est, Inc.
10.27	Option Agreement dated February, 1998 between Motor Information Systems Division of Hearst Business Publishing, Inc. and CCC Information Service Inc.
21 *	List of Subsidiaries

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Rule 13a-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer
32.1 *	Section 1350 Certifications of Chief Executive and Financial Officers

* Filed herewith.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2005		CCC Information Services Group Inc.

By:	/s/ Githesh Ramamurthy	By:	/s/ Thomas L. Kempner
Name:	Githesh Ramamurthy	Name:	Thomas L. Kempner
Title:	Chairman and Chief Executive Officer	Title:	Director

By:	/s/ Andrew G. Balbirer	By:	/s/ J. Roderick Heller III
Name:	Andrew G. Balbirer	Name:	J. Roderick Heller, III
Title:	Executive Vice President and Chief Financial Officer	Title:	Director

By:	/s/ John D. Collins	By:	/s/ Mark A. Rosen
Name:	John D. Collins	Name:	Mark A. Rosen
Title:	Director	Title:	Director

By:	/s/ Morgan W. Davis	By:	/s/ Herbert S. Winokur Jr.
Name:	Morgan W. Davis	Name:	Herbert S. Winokur Jr.
Title:	Director	Title:	Director

By:	/s/ Michael R. Eisenson
Name:	Michael R. Eisenson
Title:	Director

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Directors and Executive Officers

Directors	John D. Collins Partner (Retired) KPMG LLP

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

J. Laurence Costin Jr. Vice Chairman

Mary Jo Prigge President, Service Operations

Andrew G. Balbirer Executive Vice President and Chief Financial Officer

James T. Beattie Executive Vice President and Chief Technology Officer

Robert S. Guttman Senior Vice President, General Counsel and Secretary

James A. Dickens Senior Vice President, Sales

Oliver G. Prince, Jr. Senior Vice President, Human Resources

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

Registered Public Accounting Firm
PricewaterhouseCoopers LLP
One North Wacker Drive
Chicago, Illinois 60606

Stockholder and Investment
Community Inquiries
Written inquiries should be sent to our corporate office to the attention of Investor Relations.
Please visit the investor relations section of our website to make inquiries.

Additional Information
This Annual Report on Form 10-K provides all annual information filed with the Securities and Exchange Commission, except for exhibits. A listing of exhibits appears on pages 62-64 of this Form 10-K. Copies of exhibits will be provided upon request for a nominal charge. Written requests should be directed to the Investor Relations Department at our corporate office.