Form 10-Q
period 2005-03-31
CCC INFORMATION SERVICES GROUP INC
filed 2005-05-02
CIK 1017917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of May 2, 2005, 16,492,659 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$49,721	$49,603
Expenses:
Production and customer support	8,334	8,349
Commissions, royalties and licenses	3,364	3,174
Selling, general and administrative	17,689	17,930
Depreciation and amortization	1,978	2,103
Product development and programming	7,196	8,037
Total operating expenses	38,561	39,593

Operating income	11,160	10,010

Interest expense	(2,792)	(146)
Other income, net	134	87
Equity in income of ChoiceParts	125	109
Income before income taxes	8,627	10,060

Income tax provision	(3,208)	(3,853)

Net income	$5,419	$6,207
Per Share Data:
Income per common share:
Basic	$0.34	$0.23
Diluted	$0.31	$0.22
Weighted average shares outstanding:
Basic	16,148	26,472
Diluted	17,347	27,927

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
ASSETS	2005	2004
Cash and cash equivalents	$26,807	$19,958
Accounts receivable (net of allowances of $2,191 and $2,357 at March 31, 2005 and December 31, 2004, respectively)	12,806	12,721
Other current assets	8,861	7,790
Total current assets	48,474	40,469
Property and equipment (net of accumulated depreciation and amortization of $39,296 and $37,530 at March 31, 2005 and December 31, 2004, respectively)	11,885	12,151
Intangible assets (net of accumulated amortization of $1,783 and $1,569 at March 31, 2005 and December 31, 2004, respectively)	1,084	1,298
Goodwill	15,747	15,747
Deferred income taxes (net of valuation allowance of $11,599 at March 31, 2005 and December 31, 2004)	9,514	9,420
Investments	904	778
Other assets	5,513	3,770
Total assets	$93,121	$83,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$7,072	$7,728
Accrued expenses	17,309	19,468
Income taxes payable	3,090	97
Deferred revenues	8,059	6,886
Current portion of long-term debt	431	—
Total current liabilities	35,961	34,179
Long-term debt	169,182	169,613
Other liabilities	1,352	1,716
Total liabilities	206,495	205,508

Commitments and contingencies

Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding)	—	—
Common stock ($0.10 par value, 40,000,000 shares authorized, 16,489,087 and 16,144,124 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	1,649	1,614
Additional paid-in capital	14,704	7,298
Deferred stock compensation	(6,184)	(292)
Other comprehensive income	1,605	72
Accumulated deficit	(72,896)	(78,315)
Treasury stock, at cost (4,460,501 common shares in treasury at March 31, 2005 and December 31, 2004)	(52,252)	(52,252)
Total stockholders' deficit	(113,374)	(121,875)
Total liabilities and stockholders' deficit	$93,121	$83,633

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net income	$5,419	$6,207
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of ChoiceParts	(125)	(109)
Depreciation and amortization of property and equipment	1,764	1,889
Amortization of intangible assets	214	214
Deferred income tax provision	(94)	112
Restricted stock compensation, non-cash	671	11
Income tax benefit related to exercise of stock options	149	—
Other, net	13	37
Changes in:
Accounts receivable, net	(85)	(2,100)
Other current assets	(1,073)	(661)
Other assets	(209)	85
Accounts payable	(656)	1,217
Accrued expenses	(2,158)	(2,408)
Income taxes payable	2,993	2,205
Other current liabilities	—	314
Deferred revenues	1,173	590
Other liabilities	(364)	(552)
Net cash provided by operating activities	7,632	7,051
Investing Activities:
Capital expenditures	(1,499)	(2,339)
Proceeds from sale of short-term investments	—	7,004
Net cash provided by (used for) investing activities	(1,499)	4,665
Financing Activities:
Proceeds from exercise of stock options	619	1,173
Proceeds from employee stock purchase plan	97	106
Principal repayments of capital lease obligations	—	(134)
Net cash provided by financing activities	716	1,145
Net increase in cash and cash equivalents	6,849	12,861
Cash and cash equivalents:
Beginning of period	19,958	20,755
End of period	$26,807	$33,616

Supplemental Disclosure:
Cash paid:
Interest	$2,649	$42
Taxes	160	1,536

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 770 full-time employees at March 31, 2005, compared to 835 at this time in 2004. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways® collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope® Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

As of March 31, 2005, White River Ventures Inc. ("White River") held approximately 30% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2005 and 2004 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC").

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are comprised of commercial paper and certificates of deposit. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of these instruments. Any realized gains or losses are shown in the accompanying consolidated interim statements of operations in other income, net.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)
Revenue Recognition

Our customers are either billed on a per-transaction basis at the beginning of the month following the transactions or on a monthly subscription basis one month in advance. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable and when collection is probable. Revenue is deferred until all of these criteria are met. Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical write-off experience.

Accounts Receivable, Net

Accounts receivable as presented in our consolidated interim balance sheets are net of reserves for customer sales allowances and doubtful accounts. In addition to the sales allowance, discussed above, we determine allowances for doubtful accounts based on specific identification of customer accounts and the application of a predetermined percentage, based on historical experience, to the remaining accounts receivable balance. Our assessment of doubtful accounts includes using historical write-off information, current economic trends and the probability of collection from customers.

Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 “Business Combinations” the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of SFAS No. 142 “Goodwill and Intangible Assets” ("SFAS No. 142"), goodwill is no longer amortized. Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The goodwill balance as of March 31, 2005 was $15.7 million, which includes goodwill of $4.9 million from the 1988 acquisition that included the CCC Valuescope service and goodwill of $10.8 million from the Comp-Est acquisition completed in February 2003. We reviewed the recoverability of the goodwill balance as of December 31, 2004 and have concluded that the balance was not impaired. There have been no events or changes in circumstances since that date, which indicate that the values of such assets are impaired.

Intangible assets as of March 31, 2005 include $0.6 million for customer relationships and $0.2 million for acquired software, both of which are being amortized on a straight-line basis over a period of three years. Also included in intangible assets is a trademark valued at $0.3 million that is not being amortized. There have been no events or changes in circumstances that indicate that the values of such assets are impaired.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

Derivatives

The Company’s strategy is to hedge the floating LIBOR interest payments on at least 50% of the Term Loan debt for the first three years of the six-year term of the underlying Term Loan debt. The Company entered into an interest rate swap agreement, designated as a cash flow hedge, in which the Company will pay a fixed interest rate and receive LIBOR on a notional principal balance of $88.8 million for the three-year term expiring on November 29, 2007. The Company is accounting for this interest rate swap under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as a cash flow hedge. The hedge was evaluated and considered effective at March 31, 2005. As such, the current gain on the effective portion of the hedge of $1.6 million was classified as 'other comprehensive income' in the stockholders' deficit section and the fair market value of the interest rate swap of $1.6 million was included in 'other assets' on the consolidated interim balance sheets.

Earnings Per Share Information

Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options, unvested restricted stock and certain other equity instruments. Using the treasury method, for the three month period ended March 31, 2005, options to purchase a weighted average number of 2,944 shares of common stock were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. Additionally, a weighted average number of 5,699 unvested restricted shares were excluded from the computations of diluted earnings per share because the shares were anti-dilutive during the period.

	Three Months Ended
	March 31,
	2005	2004
Net income	$5,419	$6,207

Weighted average common shares outstanding:
Shares attributable to common stock outstanding	16,148	26,472
Shares attributable to common stock equivalents outstanding	1,199	1,455
	17,347	27,927
Per share net income:
Basic	$0.34	$0.23
Diluted	$0.31	$0.22

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

The Company applies APB No. 25 in accounting for its stock based employee compensation plans. Accordingly, the Company has not recognized compensation costs in the accompanying consolidated interim statements of operations for employee stock options and the employee stock purchase plan. Had compensation cost been recognized based on fair value as of the grant dates as prescribed by SFAS No. 123, the Company's net income applicable to common stock and related per share amounts would have been impacted as indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$5,419	$6,207
Add:
Stock based employee compensation cost, net of taxes included in net income, as reported	422	—
Deduct:
Total stock based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(703)	(603)
Net income, pro forma	$5,138	$5,604

Per share net income — basic:
As reported	$0.34	$0.23
Pro forma	$0.32	$0.21
Per share net income — diluted:
As reported	$0.31	$0.22
Pro forma	$0.30	$0.20

Under the Company's stock incentive plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123 for option grants, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants for the quarter ended March 31, 2004: no expected dividend yield; expected volatility of 71.0%, risk-free interest rate of 2.8% and expected life of 5.5 years. The Company did not issue options to employees during the quarter ending March 31, 2005.

For purposes of calculating the compensation costs consistent with SFAS No. 123 for employee stock purchase plan purchase rights, the fair value of each purchase right is estimated on the date the purchase right is issued using the Black-Scholes option-pricing model with the following weighted-average assumptions for purchase rights for the quarter ended March 2005 and 2004: no expected dividend yield; expected volatility of 34.9% in 2005 and 71.0% in 2004; risk-free interest rates of 3.1% in 2005 and 2.8% in 2004 and an expected life of 3 months for both years.

The Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company during the quarter ending March 31, 2005. Compensation cost for our performance based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized on a straight-line basis over the related performance period. Compensation expense previously recorded for unvested employee stock based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture. Compensation costs related to this grant were included in net income in the consolidated interim statements of operations. See Note 9, "Restricted Stock" to our consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004),"Share-Based Payment," which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures will no longer be an alternative. In April 2005, the SEC approved a new rule to amend the compliance date with SFAS No. 123(R). Financial statements will be required to be prepared in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the company’s first fiscal year beginning on or after June 15, 2005. For CCC, implementation would be effective with the first quarter of 2006. As a result, the Company is currently considering delaying its adoption of SFAS No. 123(R) to January 1, 2006 based on the new rule. The Company is still assessing the appropriate transition method and the impact the adoption of this standard will have on the results of operations and financial position.

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of March 31, 2005, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

NOTE 3 — COMPRENSIVE INCOME

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$5,419	$6,207
Other comprehensive income:
Unrealized gain on interest rate swap	1,533	—
Comprehensive income	$6,952	$6,207

NOTE 4 — OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Prepaid data royalties	$2,010	$1,853
Insurance reimbursement for litigation settlement	1,800	1,800
Prepaid equipment maintenance	1,765	1,141
Deferred contract buyouts	999	978
Computer inventory	553	51
Prepaid insurance	400	820
Other	1,334	1,147
Total	$8,861	$7,790

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Litigation settlements	$7,999	$8,101
Compensation	2,955	5,725
Health insurance	1,421	1,347
Restructuring charges	978	921
Professional fees	936	655
Sales tax	742	842
Other, net	2,278	1,877
Total	$17,309	$19,468

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

NOTE 6 — OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Deferred rent	$1,352	$1,466
Other, net	—	250

Total	$1,352	$1,716

NOTE 7 — RESTRUCTURING CHARGES

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

The following summarizes the activity in the restructuring accrual (in thousands):

Excess
Facilities
Balance at December 31, 2004	$1,126
Cash payments	(291)
Sublet rent received	143
Balance at March 31, 2005	$978

NOTE 8— LONG-TERM DEBT

On August 20, 2004, in conjunction with a self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consisted of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. Through March 31, 2005, the Company had no advances under the Revolving Loan. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries. In accordance with the terms of the Credit Agreement, the Company entered into a hedging agreement that resulted in at least 50% of the aggregate principal amount borrowed under the Term Loan, or $88.8 million, being effectively subject to a fixed or maximum interest rate. See Note 2, “Significant Accounting Policies - Derivatives” to our consolidated financial statements for further discussion of the interest rate hedge.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. The next scheduled payment is due on March 31, 2006. The final payment of $161.9 million is due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at LIBOR or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.5% on any unused portion of the Revolving Loan.

NOTE 9 — RESTRICTED STOCK

In the first quarter of 2005, the Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company. The awards of 221,475 restricted shares were made under the 2000 Stock Incentive Plan (2004 Restatement). The awards vest on a graduated scale based on the achievement of certain earnings per share goals at the end of December 31, 2006. Compensation expense for our performance-based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation expense is amortized on a straight-line basis over the related performance period. Compensation expense recorded in the first quarter of 2005 related to the performance-based stock awards was $0.6 million and was included in selling, general and administration expense in our consolidated interim statements of operations.

Additionally in March 2005, the Company issued a performance based restricted stock award to the Chairman and Chief Executive Officer of the Company, which vests on the achievement of a stock price of $28.50 per share. This award of 60,000 shares will expire in ten years from the award date if the share price does not reach $28.50 per share. Under provisions of APB No. 25, the Company will record compensation expense related to this grant in the period in which the market-based performance criteria is met.

The Company also issued 4,000 shares of restricted shares, with a fair market value of $23.03 per share, to certain members of the Board of Directors, each of whom received 1,000 shares, as part of their compensation for serving on our board. The shares vest in four equal installments annually on the anniversary of each board member's election to the Board of Directors, although accelerated vesting is provided in certain instances. Compensation expense related to these restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction.

The Company has deferred stock compensation expense, related to the grant of restricted stock, of $6.2 million as of March 31, 2005, which was included in 'stockholders' deficit' in our consolidated interim balance sheets.

NOTE 10 — LEGAL PROCEEDINGS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

STATE OF CALIFORNIA EX REL. JOHN METZ V. CCC INFORMATION SERVICES INC., Case No. RG04153363 (filed April 29, 2004 in the Superior Court of California, County of Alameda). By order dated March 29, 2005, the Superior Court of California, County of Los Angeles, granted CCC’s motion to transfer the case from Alameda County, California to Los Angeles County, California, where the case is now pending.

During 2001, CCC recorded a pre-tax charge of $4.3 million, net of an expected insurance reimbursement of $2.0 million, as an estimate of the amount that CCC will contribute toward the potential settlement of certain of these lawsuits. During the third quarter of 2004, that charge was increased by a net amount of $1.9 million to $6.2 million. This increase was due to several factors, including the growth that has occurred in the size of the putative classes of insureds over time, participation in the potential settlement by an additional customer of CCC, increases in certain costs associated with the settlement and changes in the terms of the settlement as between CCC and its participating customers. Additionally, the expected insurance reimbursement has been reduced from $2.0 million to $1.8 million. The Company continues to believe that the current recorded reserve is necessary and appropriate.

CCC intends to vigorously defend its interests in all pending matters and claims to which it is a party and support its customers in other actions. Due to the numerous legal and factual issues that must be resolved during the course of litigation, CCC is unable to predict the ultimate outcome of any of these actions. If CCC was held liable in any of the actions (or otherwise concludes that it is in CCC's best interest to settle any of them), CCC could be required to pay monetary damages (or settlement payments). Depending upon the theory of recovery or the resolution of the plaintiff's claims for compensatory and punitive damages, or potential claims for indemnification or contribution by CCC's customers in any of the actions, these monetary damages (or settlement payments) could be substantial and could have a material adverse effect on CCC's business, financial condition or results of operations. CCC is unable to estimate the magnitude of its exposure, if any, at this time. As additional information is gathered and the lawsuits proceed, CCC will continue to assess its potential impact.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," or other words and terms of similar meaning. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in our annual report on Form 10-K for the year ended December 31, 2004 and our other filings with the Securities and Exchange Commission, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from our expectations include, but are not limited to, competition in the automotive claims and collision repair industries, the ability to develop new products and services, the prolonged sales and implementation cycle of some of the Company's new products, the ability to protect trade secrets and proprietary information, the ability to generate the cash flow necessary to meet our obligations, the outcome of certain legal proceedings and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We have based these forward-looking statements on information currently available and disclaim any intention or obligation to update or revise any forward-looking statement.

General

Our products and services fall into five categories or “suites”: CCC Pathways, CCC Valuescope, Workflow Products, Information Services and Other Products and Services. Each of these products and services suites is described below. For additional information regarding these suites and the various products and services in each suite, please refer to the “Business” section of our annual report on Form 10-K for the year ended December 31, 2004.

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

CCC Pathways
This suite consists of our collision estimating products:

•	CCC Pathways® Appraisal Solution (for insurance customers);

•	CCC Pathways® Estimating Solution (for collision repair facility customers);

•	CCC Pathways® Independent Appraiser Solution (for independent appraisers);

•	CCC Pathways® Digital Imaging;

•	Recycled Parts Services; and

•	Comp-Est™ Estimating Solution

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

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

 CCC Valuescope

CCC Valuescope. Our CCC Valuescope services are used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. This valuation service can also be obtained for both commercial and recreational vehicles as well as for specialty vehicles, such as trucks, semi-trailers, marine craft, motorcycles and pre-fabricated housing.

Workflow Products

This suite includes the following products and services:

•	CCC Autoverse®;

•	EZNet® Communications Network ("EZNet");

•	CCC Accumark™ Reinspection;

•	CCC Pathways® Appraisal Quality Advisor and Quality Advisor Appraisal Review (QAAR Plus™).

CCC Autoverse. Our CCC Autoverse® products include CCC Autoverse® Claim Management (for insurance customers), CCC Autoverse® Repair Management (for multiple-location repair facilities) and CCC Autoverse Appraiser Management (for independent appraiser customers). CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as other established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products facilitate the secure flow of information between those who write damage estimates and insurers who process claims.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

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

Information Services

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP." We review the accounting policies, including those described in the notes to the consolidated interim financial statements, we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our accounts receivable, income taxes, goodwill, intangibles, software development, fair value of financial instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors and Disclosure Committee. See "Preparation of Financial Information" in this section for further discussion of the Disclosure Committee.

We believe that the following critical accounting policies can have a significant impact on our results of operations, financial position and financial statement disclosures and require the most difficult, subjective and complex estimates and judgments.

•	Revenue Recognition
•	Accounts Receivable, Net
•	Income Taxes
•	Goodwill and Intangibles
•	Software Development Costs
•	Fair Value of Financial Instruments
•	Commitments and Contingencies

For a detailed discussion of the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. Additional information on certain of these policies is included in Note 2, "Summary of Significant Accounting Policies" to our consolidated interim financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Preparation of Financial Information

We believe that the application of accounting standards is as important as the underlying financial data in reporting our financial position, results of operations and cash flows. We believe that our accounting policies are prudent and provide a clear view of our financial performance. In 2002, we formed a Disclosure Committee, composed of senior management, including senior financial and legal personnel, to help ensure the completeness and accuracy of our financial results and disclosures. In addition, prior to the release of our financial results, senior financial and legal personnel review our annual and quarterly results, along with key accounting policies and estimates, with the Audit Committee of our Board of Directors.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Results of Operations

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating Income. Operating income increased quarter over quarter by $1.2 million, to $11.2 million. An increase in revenues of $0.1 million along with a decrease in operating expenses of approximately $1.1 million were the drivers behind this increase. Operating margins (operating income as a percentage of revenue) increased to 22.4% for the quarter ended March 31, 2005 compared to 20.2% in the same period in 2004.

Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

	Three Months Ended March 31,				Variance
	2005		2004		Increase (Decrease)

CCC Pathways	$31,486	63.3%	$31,174	62.8%	$312	1.0%
CCC Valuescope	10,495	21.1%	10,139	20.5%	356	3.5%
Workflow Products	6,655	13.4%	6,258	12.6%	397	6.3%
Information Services	517	1.1%	502	1.0%	15	3.0%
Other Products and Services	568	1.1%	1,530	3.1%	(962)	(62.9)%
Total Revenue	$49,721	100.0%	$49,603	100.0%	$118	0.2%

Revenues from our CCC Pathways products increased in the first quarter of 2005 by $0.3 million, or 1.0%, compared to the first quarter of last year. CCC Pathways unit growth and increased sales of our Recycled Parts Service to insurance companies were the primary drivers of growth over the prior year.

Revenues from CCC Valuescope in 2005 increased by $0.4 million, or 3.5%, from the prior year, primarily as a result of new customers added during the second half of 2004.

Revenues from our workflow product suite increased in the first quarter of 2005 by $0.4 million, or 6.3%, from the prior year. The growth was driven by increased sales of our CCC Autoverse product, to both new and existing customers.

Revenues from our information services product suite were essentially flat with the prior year.

Revenues from our other products and services decreased by $1.0 million, or 62.9%, primarily the result of the discontinuance of our CARS service in third quarter 2004. Additionally, 2004 had a higher level of consulting revenue associated with interface projects for insurance carriers.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Operating Expenses. Operating expenses as a percentage of revenues are summarized as follows (in thousands):

	Three Months Ended March 31,				Variance
					Increase (Decrease)
	2005		2004
Revenues	$49,721	100.0%	$49,603	100.0%	$118	0.2%

Production and customer support	8,334	16.7%	8,349	16.8%	(15)	(0.2)%
Commissions, royalties and licenses	3,364	6.8%	3,174	6.4%	190	6.0%
Selling, general and administrative	17,689	35.6%	17,930	36.1%	(241)	(1.3%)
Depreciation and amortization	1,978	4.0%	2,103	4.3%	(125)	(5.9)%
Product development and programming	7,196	14.5%	8,037	16.2%	(841)	(10.5)%
Total operating expenses	$38,561	77.6%	$39,593	79.8%	$(1,032)	(2.6)%

Production and Customer Support. Production and customer support expenses were flat with the first quarter last year. Higher costs related to implementing and training both new customers and existing customers with additional products and services were offset by a decrease in training and transition costs incurred in the first quarter of 2004 to complete the implementation of a new customer support model put in place in the fourth quarter of 2003.

Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased in 2005 compared to the first quarter of 2004 due primarily to new data license fees related to our CCC Valuescope service.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.2 million, or 1.3%, from the first quarter of 2004. Selling, general and administrative expenses declined versus prior year as a result of the organization realignment that took place in mid-2004 as well as the absence of certain one-time expenses incurred last year, including improvements made to our main office in Chicago. Offsetting a portion of these favorable variances were costs related to Sarbanes-Oxley requirements, our annual customer conference, which was held during the second quarter of 2004, and stock compensation expense. The non-cash stock compensation charge of $0.7 million in the first quarter of 2005 was primarily the result of a performance-based restricted stock grant to executive officers, senior managers and other key employees of the Company that is to be earned over a specified performance period and will vest on a graduated scale based on the achievement of certain earnings per share goals at December 31, 2006. Prior to the grant of restricted shares in 2004, the Company had used stock option grants as long-term incentive compensation.

Depreciation and Amortization. Depreciation and amortization expenses decreased 5.9% compared to the first quarter of last year as a result of lower depreciation on customer leased equipment and lower spending on internal use software and computer equipment.

Product Development and Programming. Product development and programming expenses decreased by 10.5% from the first quarter of 2004 primarily due to the realignment of our organization that took place during the second quarter of 2004.

Interest Expense. The increase in interest expense was driven by a new Credit Agreement we entered into in August 2004, in conjunction with the self-tender offer. The new Credit Agreement consisted of a Term Loan of $177.5 million and a Revolving Loan of $30.0 million. All borrowings under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") or the prime rate in effect from time to time, plus a variable spread based on our leverage ratio. Additionally, the Company entered into an interest rate swap agreement to hedge cash flows associated with interest payments on $88.8 million of the outstanding indebtedness under the Term Loan.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Equity in Income of ChoiceParts. The Company recorded income of $0.1 million for the quarter ended March 31, 2005 related to our 27.5% share of ChoiceParts' income which was flat compared to the first quarter of 2004.

Income Taxes. The income tax provision decreased from $3.9 million, or 38.3% of income before taxes, in 2004 to $3.2 million, or 37.2% of income before taxes, in 2005. The decline in the tax provision was driven mainly by lower income before income taxes, primarily the result of higher interest expense related to the Term Loan of $177.5 million the Company entered into in August 2004.

Diluted Shares. Weighted average diluted shares outstanding declined by 10.6 million shares from the first quarter of 2004 due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004.

Outlook

As part of our first quarter earnings release, we provided updated guidance for the second quarter and the remainder of 2005.

Diluted earnings per share for the second quarter is expected to be in the $0.31 to $0.33 per share range. For the full year, the Company has tightened the range and now expects diluted earnings per share to be in the $1.30 to $1.35 per share range from prior guidance of $1.25 to $1.35. The Company is using a diluted share base of 17.5 million shares for both the second quarter and full year. As mentioned during the year-end earnings call, the Company is evaluating the impact of SFAS No. 123(R). However, based on the recent announcement by the SEC delaying the implementation of SFAS No. 123(R), the Company is considering delaying its implementation until 2006.

Revenue growth for the second quarter is expected to be in the low single digits and for the full year revenue is expected to grow in the low-to-mid single digit range. This is unchanged from previous guidance. The Company expects revenue growth to accelerate in the second half as new customer implementations are completed by the end of the second quarter.

Operating income for the second quarter is expected to be in the $11.0 to $12.0 million range. The guidance for full year operating income is $47.0 to $49.0 million. Both the second quarter and full year guidance includes the impact of the non-cash stock compensation expense.

Liquidity and Capital Resources

During the three months ended March 31, 2005, net cash provided by operating activities was $7.6 million and proceeds received from the exercise of stock options and the employee stock purchase plan were $0.7 million. We used $1.5 million for the purchase of equipment and software.

Credit Agreement

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consisted of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of March 31, 2005 the Company has had no advances under the Revolving Loan. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million through June 30, 2010. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. The next scheduled payment is due on March 31, 2006. The final payment of $161.9 million is due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at LIBOR or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. In accordance with the terms of the Credit Agreement, the Company entered into a hedging agreement that resulted in at least 50% of the aggregate principal amount borrowed under the Term Loan, or $88.8 million, being effectively subject to a fixed or maximum interest rate. See Note 2, “Significant Accounting Policies - Derivatives” to our consolidated interim financial statements for further discussion of the interest rate hedge. CCC pays a commitment fee of 0.5% on any unused portion of the Revolving Loan.

Liquidity Requirements

The Company's principal liquidity requirements consist of operating activities, including product development, investments in capital equipment and other business development activities and scheduled repayments on our long-term debt. Working capital requirements are minimal as payments are typically received from customers in advance of the services being provided. In addition, management believes that cash flows from operations and availability of funds under our new $30.0 million Revolving Loan will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurances that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of March 31, 2005, we were in compliance with all covenants under the Credit Agreement and have had no advances under the Revolving Loan.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations and commitments as of March 31, 2005 (in thousands):
		Less than	1-3	4-5	More than	No Specific
	Total	1 Year*	Years	Years	5 Years	Date
Operating lease obligations	$14,765	$2,454	$6,549	$3,823	$1,939	$—
ChoiceParts Investment	1,788	—	—	—	—	1,788
Long-term debt obligations	169,613	—	3,444	3,444	162,725	—
Purchase obligations	164,021	15,177	22,626	19,130	107,088	—
Other long-term liabilities	782	550	232	—	—	—
Total	$350,969	$18,181	$32,851	$26,397	$271,752	$1,788

* Payable on or before December 31, 2005.

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases with terms ranging from 3 to 15 years.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

ChoiceParts Investment. The Company has approximately $1.8 million of the original $5.5 million ChoiceParts capital funding commitment still outstanding as of March 31, 2005. Currently, there are no specific plans on the timing of when CCC will be required to fund this commitment.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, ("Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information provided in Note 10, "Legal Proceedings" in our consolidated interim financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive and Financial Officers

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on January 14, 2005 to report that the Company issued a press release announcing that Andrew G. Balbirer has been elected to serve as Executive Vice President and Chief Financial Officer of the Company effective January 31, 2005. The Company also announced that David L. Harbert, the Company’s interim Senior Vice President and Chief Financial Officer, will resign effective January 31, 2005.

We filed a Current Report on Form 8-K on February 16, 2005 to report the Company had issued a press release to report its financial results for the fiscal quarter ended December 31, 2004.

We filed a Current Report on Form 8-K on February 16, 2005 to report the Company had filed forms of agreements to be used to evidence certain stock option or restricted stock grants made to executive officers or non-employee directors pursuant to the Company's 2000 Stock Incentive Plan (2004 Restatement), as amended from time to time ("Plan").

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 2, 2005	CCC Information Services Group Inc.

	By:	/s/ Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chairman and Chief Executive Officer

By:	/s/Andrew G. Balbirer
Name:	Andrew G. Balbirer
Title:	Executive Vice President and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer