Form 10-Q
period 2005-06-30
CCC INFORMATION SERVICES GROUP INC
filed 2005-07-29
CIK 1017917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28600

CCC INFORMATION SERVICES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1242469
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	dentification Number)

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

As of July 29, 2005, 16,569,965 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

CONSOLIDATED INTERIM STATMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$50,741	$49,473	$100,462	$99,076
Expenses:
Production and customer support	8,655	7,807	16,989	16,156
Commissions, royalties and licenses	3,325	3,145	6,689	6,319
Selling, general and administrative	18,507	19,105	36,196	37,035
Depreciation and amortization	2,052	1,805	4,030	3,908
Product development and programming	6,936	8,089	14,132	16,126
Restructuring charges	—	886	—	886
Total operating expenses	39,475	40,837	78,036	80,430

Operating income	11,266	8,636	22,426	18,646

Interest expense	(2,802)	(126)	(5,594)	(272)
Other income, net	199	80	333	167
Equity in income of ChoiceParts investment	133	94	258	203
Income before income taxes	8,796	8,684	17,423	18,744

Income tax provision	(3,323)	(3,341)	(6,531)	(7,194)

Net income	$5,473	$5,343	$10,892	$11,550

Per Share Data:
Income per common share:
Basic	$0.34	$0.20	$0.67	$0.43
Diluted	$0.31	$0.19	$0.63	$0.41
Weighted average shares outstanding:
Basic	16,209	26,643	16,179	26,558
Diluted	17,452	27,824	17,404	27,875

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

ASSETS	June 30, 2005	December 31, 2004
Cash and cash equivalents	$30,640	$19,958
Accounts receivable (net of allowances of $1,972 and $2,357 at June 30, 2005 and December 31, 2004, respectively)	13,973	12,721
Other current assets	8,346	7,790
Total current assets	52,959	40,469
Property and equipment (net of accumulated depreciation and amortization of $41,132 and $37,530 at June 30, 2005 and December 31, 2004, respectively)	11,134	12,151
Intangible assets (net of accumulated amortization of $1,997 and $1,569 at June 30, 2005 and December 31, 2004, respectively)	870	1,298
Goodwill	15,747	15,747
Deferred income taxes (net of valuation allowance of $11,599 at June 30, 2005 and December 31, 2004)	9,618	9,420
Investments	1,036	778
Other assets	4,989	3,770
Total assets	$96,353	$83,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$6,536	$7,728
Accrued expenses	18,009	19,468
Income taxes payable	—	97
Deferred revenues	7,807	6,886
Current portion of long-term debt	861	—
Total current liabilities	33,213	34,179
Long-term debt	168,752	169,613
Other liabilities	1,238	1,716
Total liabilities	203,203	205,508

Commitments and contingencies

Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding)	—	—
Common stock ($0.10 par value, 40,000,000 shares authorized, 16,568,826 and 16,144,124 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	1,657	1,614
Additional paid-in capital	16,195	7,298
Deferred stock compensation	(5,862)	(292)
Other comprehensive income	835	72
Accumulated deficit	(67,423)	(78,315)
Treasury stock, at cost (4,460,501 common shares in treasury at June 30, 2005 and December 31, 2004)	(52,252)	(52,252)
Total stockholders' deficit	(106,850)	(121,875)
Total liabilities and stockholders' deficit	$96,353	$83,633

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$10,892	$11,550
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges	—	886
Equity in income of ChoiceParts	(258)	(203)
Depreciation and amortization of property and equipment	3,602	3,481
Amortization of intangible assets	428	428
Deferred income tax provision	(198)	393
Restricted stock compensation, non-cash	1,422	23
Income tax benefit related to exercise of stock options	338	—
Other, net	31	65
Changes in:
Accounts receivable, net	(1,252)	(3,928)
Other current assets	(556)	(224)
Other assets	(456)	170
Accounts payable	(1,192)	885
Accrued expenses	(1,459)	(1,165)
Income taxes payable	(97)	(934)
Other current liabilities	—	91
Deferred revenues	921	(47)
Other liabilities	(478)	(1,035)
Net cash provided by operating activities	11,688	10,436
Investing Activities:
Capital expenditures	(2,587)	(3,089)
Proceeds from sale of short-term investments	—	7,004
Net cash provided by (used for) investing activities	(2,587)	3,915
Financing Activities:
Proceeds from exercise of stock options	1,380	2,583
Proceeds from employee stock purchase plan	201	216
Principal repayments of capital lease obligations	—	(158)
Net cash provided by financing activities	1,581	2,641
Net increase in cash and cash equivalents	10,682	16,992
Cash and cash equivalents:
Beginning of period	19,958	20,755
End of period	$30,640	$37,747

Supplemental Disclosure:
Cash paid:
Interest	$5,329	$81
Taxes	6,527	6,213

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS

NOTE 1 —	DESCRIPTION OF BUSINESS AND ORGANIZATION

CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 765 full-time employees at June 30, 2005, compared to 813 at June 30, 2004. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways® collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope® Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

As of June 30, 2005, White River Ventures Inc. ("White River") held approximately 29% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title holding company for the endowment fund of Harvard University. Charlesbank Capital Partners LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements as of and for the three and six months ended June 30, 2005 and 2004 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC").

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are comprised of commercial paper and certificates of deposit. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of these instruments. Any realized gains or losses are shown in the accompanying consolidated interim statements of operations in 'other income, net'.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
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

Accounts Receivable, Net

Accounts receivable as presented in our consolidated interim balance sheets are net of reserves for customer sales allowances and doubtful accounts. In addition to the sales allowance discussed above, we determine allowances for doubtful accounts based on specific identification of customer accounts and the application of a predetermined percentage, based on historical experience, to the remaining accounts receivable balance. Our assessment of doubtful accounts includes using historical write-off information, current economic trends and the probability of collection from customers.

Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 “Business Combinations” the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of SFAS No. 142 “Goodwill and Intangible Assets” ("SFAS No. 142"), goodwill is no longer amortized. Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The goodwill balance as of June 30, 2005 was $15.7 million, which includes goodwill of $4.9 million related to CCC Valuescope services, which was part of the 1988 CCC acquisition, and goodwill of $10.8 million from the Comp-Est acquisition completed in February 2003. We reviewed the recoverability of the goodwill balance as of December 31, 2004 and concluded that the balance was not impaired. There have been no events or changes in circumstances since that date that indicate the values of such assets are impaired.

Intangible assets as of June 30, 2005 include $0.4 million for customer relationships and $0.2 million for acquired software, both of which are being amortized on a straight-line basis over a period of three years. Also included in intangible assets is a trademark valued at $0.3 million that is not being amortized. There have been no events or changes in circumstances that indicate that the values of such assets are impaired.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

Derivatives

The Company’s strategy is to hedge the floating LIBOR interest payments on at least 50% of the Term Loan debt for the first three years of the six-year term of the underlying Term Loan debt. The Company entered into an interest rate swap agreement, designated as a cash flow hedge, in which the Company will pay a fixed interest rate and receive LIBOR on a notional principal balance of $88.8 million for the three-year term expiring on November 29, 2007. The Company is accounting for this interest rate swap under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as a cash flow hedge. The hedge was evaluated and considered effective at June 30, 2005. As such, the current gain on the effective portion of the hedge of $0.8 million was classified as 'other comprehensive income' in the stockholders' deficit section and the fair market value of the interest rate swap of $0.8 million was included in 'other assets' on the consolidated interim balance sheets.

Earnings Per Share Information

Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options, unvested restricted stock and certain other equity instruments. Using the treasury method, for the three and six month periods ended June 30, 2005, options to purchase a weighted average number of 5,000 and 3,978 shares of common stock, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. Additionally, for the three and six month periods ended June 30, 2005, a weighted average number of 1,011 and 1,017 unvested restricted shares were excluded from the computations of diluted earnings per share because the shares were anti-dilutive during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$5,473	$5,343	$10,892	$11,550

Weighted average common shares outstanding:
Shares attributable to common stock outstanding	16,209	26,643	16,179	26,558
Shares attributable to common stock equivalents outstanding	1,243	1,181	1,225	1,317
Total weighted average common shares outstanding	17,452	27,824	17,404	27,875
Per share net income:
Basic	$0.34	$0.20	$0.67	$0.43
Diluted	$0.31	$0.19	$0.63	$0.41

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,473	$5,343	$10,892	$11,550
Add:
Stock based employee compensation cost, net of taxes included in net income, as reported	467	—	885	—
Deduct:
Total stock based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(729)	(457)	(1,428)	(1,058)
Net income, pro forma	$5,211	$4,886	$10,349	$10,492

Per share net income — basic:
As reported	$0.34	$0.20	$0.67	$0.43
Pro forma	$0.32	$0.18	$0.64	$0.40
Per share net income — diluted:
As reported	$0.31	$0.19	$0.63	$0.41
Pro forma	$0.30	$0.18	$0.59	$0.38

Under the Company's stock incentive plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123 for option grants, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants for the quarter and six months ended June 30, 2004: no expected dividend yield; expected volatility of 68.9%, risk-free interest rate of 3.8% and expected life of 5.5 years. The Company did not issue options to employees during the six months ending June 30, 2005.

For purposes of calculating the compensation costs consistent with SFAS No. 123 for employee stock purchase plan purchase rights, the fair value of each purchase right is estimated on the date the purchase right is issued using the Black-Scholes option-pricing model with the following weighted-average assumptions for purchase rights for the quarter ended June 30, 2005 and 2004: no expected dividend yield; expected volatility of 29.6% in 2005 and 68.9% in 2004; risk-free interest rates of 3.1% in 2005 and 3.8% in 2004 and an expected life of 3 months for both years. For the six months ended June 30, 2005 and 2004, the following weighted average assumptions were used: no expected dividend yield; expected volatility of 32.9% in 2005 and 68.9% in 2004; risk-free interest rates of 3.3% in 2005 and 3.8% in 2004 and an expected life of 3 months for both years.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

The Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company during the six months ending June 30, 2005. Compensation cost for our performance based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized on a straight-line basis over the related performance period. Compensation expense previously recorded for unvested employee stock based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture. Compensation costs related to this grant were included in net income in the consolidated interim statements of operations. See Note 9, "Restricted Stock" to our consolidated interim financial statements.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures will no longer be an alternative. In April 2005, the SEC approved a new rule to amend the compliance date with SFAS No. 123(R). Financial statements will be required to be prepared in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the company’s first fiscal year beginning on or after June 15, 2005. For CCC, implementation would be effective with the first quarter of 2006. As a result, the Company is delaying its adoption of SFAS No. 123(R) to January 1, 2006 based on the new rule. The Company is still assessing the appropriate transition method and the impact the adoption of this standard will have on the results of operations and financial position.

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

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of June 30, 2005, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

NOTE 3 —	COMPREHENSIVE INCOME

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$5,473	$5,343	$10,892	$11,550
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	(770)	—	763	—
Comprehensive income	$4,703	$5,343	$11,655	$11,550

NOTE 4 —	OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Prepaid data royalties	$1,968	$1,853
Insurance reimbursement for litigation settlement	1,800	1,800
Prepaid equipment maintenance	1,346	1,141
Deferred contract buyouts	984	978
Prepaid insurance	657	820
Other	1,591	1,198
Total	$8,346	$7,790

NOTE 5 —	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Litigation settlements	$7,854	$8,101
Compensation	3,928	5,725
Health insurance	1,638	1,347
License fees	963	484
Other, net	3,626	3,811
Total	$18,009	$19,468

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

NOTE 6 —	OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Deferred rent	$1,238	$1,466
Other, net	—	250
Total	$1,238	$1,716

NOTE 7 —	RESTRUCTURING CHARGES

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

The following summarizes the activity in the restructuring accrual (in thousands):

Excess Facilities
Balance at December 31, 2004	$1,126
Cash payments	(291)
Sublet rent received	143
Balance at March 31, 2005	$978
Cash payments	(337)
Sublet rent received	142
Balance at June 30, 2005	$783

In the second quarter of 2004, we recorded a charge of $0.9 million primarily related to severance costs for 40 former employees. As part of the restructuring, the Company has streamlined its customer implementation process and improved sales and support execution. The restructuring has resulted in expense savings over the second half of 2004 and the first half of 2005. All the expenditures related to this charge were completed by December 31, 2004.

NOTE 8 —	LONG-TERM DEBT

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consists of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of June 30, 2005 the Company has had no advances under the Revolving Loan and $169.6 million outstanding under the term loan. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 10, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC. The amount available to the Company to borrow under the Revolving Loan is reduced by the amount of the LOC. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million per quarter through June 30, 2010. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. The next scheduled payment is due on March 31, 2006. The final payment of $161.9 million is due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at LIBOR or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. CCC pays a commitment fee of 0.5% on any unused portion of the Revolving Loan.

NOTE 9 —	RESTRICTED STOCK

During the first six months of 2005, the Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company. The awards of 225,975 restricted shares were made under the 2000 Stock Incentive Plan (2004 Restatement). The awards vest on a graduated scale based on the achievement of certain earnings per share goals at the end of December 31, 2006. Compensation expense for our performance-based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation expense is amortized on a straight-line basis over the related performance period. Compensation expense related to the performance-based stock awards for the three and six months ended June 30, 2005 was $0.7 million and $1.4 million, respectively, and was included in selling, general and administration expense in our consolidated interim statements of operations.

Additionally, in March 2005 the Company issued a performance based restricted stock award to the Chairman and Chief Executive Officer of the Company, which vests on the achievement of a stock price of $28.50 per share. This award of 60,000 shares will expire in ten years from the award date if the share price does not reach $28.50 per share. Under provisions of APB No. 25, the Company will record compensation expense related to this grant in the period in which the market-based performance criteria is met. This criterion has not yet been met as of June 30, 2005 and the Company has recorded no compensation expense.

The Company issued 4,000 restricted shares with a fair market value of $23.03 per share and 4,000 shares with a fair market value of $23.36 in the first and second quarter of 2005, respectively, to certain members of the Board of Directors as part of their compensation for serving on our board for 2004 and 2005. The Board members received 1,000 restricted shares for each year of service, which vest in four equal installments annually on the anniversary of each board member's election to the Board of Directors, although accelerated vesting is provided in certain instances. Compensation expense related to these restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

The Company has deferred stock compensation expense, related to the granting of restricted stock of $5.9 million as of June 30, 2005, which was included in 'stockholders' deficit' in our consolidated interim balance sheets.

NOTE 10 —	LEGAL PROCEEDINGS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

On July 13, 2005, CCC signed a settlement agreement with the plaintiffs and co-defendants in the putative class action suits pending against CCC in the Circuit Court of Madison County, Illinois, LANCEY v. COUNTRY MUTUAL INS. CO., AND CCC INFORMATION SERVICES INC., Case No. 01 L 113 (filed January 29, 2001); KMUCHA v. COLONIAL PENN INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Case No. 03 L 1267 (filed September 18, 2003); and JACKSON v. ATLANTA CASUALTY COMPANY, INFINITY PROPERTY & CASUALTY CORPORATION AND CCC INFORMATION SERVICES INC., Case No. 03 L 1266 (filed September 18, 2003). In connection with the settlement, CCC was added as a party to the following additional cases, which assert claims and seek relief substantially similar to the above cases: BORDONI v. CGU INSURANCE COMPANY OF ILLNOIS AND CCC INFORMATION SERVICES INC., Case No. 01 L 157; SCHOENLEBER v. PRUDENTIAL PROPERTY AND CASUALTY INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Case No. 01 L 99; RICHARDSON v. PROGRESSIVE PREMIER INSURANCE COMPANY OF ILLINOIS AND CCC INFORMATION SERVICES INC., Case No. 01 L 149, KNACKSTEDT v. ECONOMY PREFERRED INSURANCE COMPANY, METROPOLITAN PROPERTY AND CASUALTY INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Case No. 01 L 153; HUFF AND MADISON v. HARTFORD INSURANCE COMPANY OF ILLINOIS, HARTFORD INSURANCE COMPANY OF THE MIDWEST AND CCC INFORMATION SERVICES INC., Case No. 01 L 158; JACKSON v. NATIONAL GENERAL INSURANCE COMPANY AND CCC INFORMATION SERVICES INC., Case No. 02 L 628; PARCHMENT v. TRAVELERS PROPERTY CASUALTY INSURANCE COMPANY OF ILLINOIS, TRAVELERS PROPERTY CASUALTY COMPANY, AND CCC INFORMATION SERVICES INC., Case No. 02 L 1135; and CARTER, VANOVER AND URKE v. ALLSTATE INSURANCE COMPANY, NATIONAL-BEN FRANKLIN INSURANCE COMPANY OF ILLINOIS AND CCC INFORMATION SERVICES INC., Case No. 02 L 717.

The proposed settlement class consists of all customers of the settling carriers who had a total loss claim from January 28, 1989 to July 18, 2005, for which CCC provided a valuation to the carrier. This settlement includes no admission of liability or wrongdoing by CCC or its customers. Upon final approval of the settlement, the above-described cases will be dismissed and CCC will receive releases with respect to the matters raised in the lawsuits. CCC, in turn, has agreed to pay for all costs of settlement administration and certain other costs associated with the settlement. The Company estimates that these costs will total approximately $8.0 million, and as discussed below, the Company is fully reserved for these payments. CCC also has agreed to engage the services of an independent third party as a Court-appointed monitor to periodically review CCC Valuescope’s methodology for five years following settlement and to oversee the performance of various product validation studies. Other settlement costs, including the payment of claims made by class members, will be paid by the insurance companies that are participating in the settlement. On July 18, 2005, the Court granted preliminary approval to the settlement, and a final approval hearing is scheduled for December 20, 2005.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANACIAL STATEMENTS
(continued)

In the third quarter of 2004, CCC increased its reserve for this potential litigation settlement by $1.9 million to $6.2 million, which is net of an expected insurance reimbursement of $1.8 million. The Company believes that the current recorded reserve is adequate to cover the terms agreed to by the Company as part of the settlement signed on July 13, 2005. The settlement administrator has undertaken preliminary work related to the settlement administration. CCC has paid approximately $0.2 million related to this work, which has been charged against the settlement reserve.

McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., AND CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000 in the State Court of Fulton County, Georgia), DASHER v. ATLANTA CASUALTY CO. AND CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed June 16, 2000 in the State Court of Fulton County, Georgia) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. AND CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000 in the State Court of Fulton County, Georgia). Each of these cases was pending before the Court of Appeals of Georgia (Case Nos. A06A0726, A05A1077, and A05A1090, respectively) following the trial court’s dismissal of the cases with prejudice. On July 15, 2005, the Court of Appeals affirmed those dismissals and no further appeals have been filed to date.

In ROGAN v. FARMERS INSURANCE GROUP, FARMERS INSURANCE EXCHANGE, and CCC INFORMATION SERVICES INC., Case No. SC076462 (filed March 24, 2003 in the Superior Court of the State of California, County of Los Angeles County), the case has been settled by the parties thereto and the claims against CCC and its co-defendant were dismissed with prejudice on May 19, 2005. The resolution of this case did not have a material adverse impact on the Company’s results of operations or financial condition.

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
AND SUSIDIARIES

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

CCC has long been a leader and innovator in the automotive claims and collision repair market. CCC has approximately 21,000 collision repair facility installations, located in all 50 states, and over 350 insurance company customers in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet® communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market leader. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

CCC Pathways

This suite consists of our collision estimating products:

•	CCC Pathways® Appraisal Solution (for insurance customers);

•	CCC Pathways® Estimating Solution (for collision repair facility customers);

•	CCC Pathways® Independent Appraiser Solution (for independent appraisers);

•	CCC Pathways® Digital Imaging;

•	Recycled Parts Services; and

•	Comp-Est™ Estimating Solution.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

CCC Pathways Solutions help automobile insurance companies, collision repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Services and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored either via our EZNet communications network or our CCC Autoverse® workflow solution, both of which are described later in this section under "Workflow Products."

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

CCC Valuescope

CCC Valuescope. Our CCC Valuescope services are used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. This valuation service can also be obtained for both commercial and recreational vehicles as well as for specialty vehicles, such as trucks, semi-trailers, marine craft, motorcycles, and pre-fabricated housing.

Workflow Products

This suite includes the following products and services:

•	CCC Autoverse®;

•	EZNet® Communications Network ("EZNet");

•	CCC Accumark™ Reinspection; and

•	CCC Pathways® Appraisal Quality Advisor and Quality Advisor Appraisal Review (QAAR Plus™).

CCC Autoverse. Our CCC Autoverse products include CCC Autoverse® Claim Management (for insurance customers), CCC Autoverse® Repair Management (for multiple-location repair facilities) and CCC Autoverse® Appraiser Management (for independent appraiser customers). CCC Autoverse is a web-based open workflow solution that allows for the exchange of claims information derived from using CCC Pathways products as well as other established collision estimating systems that meet the Collision Industry Electronic Commerce Association Estimating Management System standard. CCC Autoverse products facilitate the secure flow of information between those who write damage estimates and insurers who process claims.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

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

Information Services

CCC Intellisphere®. CCC Intellisphere is our next generation, online web-based information service that provides access to create and distribute industry and company claims data. CCC Intellisphere provides our customers with flexible methods to access claims data and analyze certain key performance metrics, including parts and labor usage, adherence to company established estimating guidelines, valuation results and vehicle disposition.

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
AND SUSIDIARIES

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
AND SUSIDIARIES

Results of Operations

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Income. Operating income increased quarter over quarter by $2.6 million, to $11.3 million. An increase in revenues of $1.3 million along with a decrease in operating expenses of approximately $1.3 million were the drivers behind this increase. The second quarter of 2004 included a restructuring charge of $0.9 million related to an organizational realignment. Operating margins (operating income as a percentage of revenue) increased to 22.2% for the quarter ended June 30, 2005 compared to 17.5% in the same period in 2004.

Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

	Three Months Ended June 30,				Variance
	2005		2004		Increase (Decrease)
CCC Pathways	$31,992	63.1%	$31,255	63.2%	$737	2.4%
CCC Valuescope	10,274	20.2%	10,161	20.5%	113	1.1%
Workflow Products	7,325	14.4%	6,541	13.2%	784	12.0%
Information Services	586	1.2%	504	1.0%	82	16.3%
Other Products and Services	564	1.1%	1,012	2.1%	(448)	(44.3)%
Total Revenue	$50,741	100.0%	$49,473	100.0%	$1,268	2.6%

Revenues from our CCC Pathways products increased in the second quarter of 2005 by $0.7 million, or 2.4%, compared to the second quarter of last year. CCC Pathways unit growth and increased sales of our Recycled Parts Service to insurance companies were the primary drivers of growth over the prior year.

Revenues from CCC Valuescope were essentially flat with prior year.

Revenues from our workflow product suite increased in the second quarter of 2005 by $0.8 million, or 12.0%, from the prior year. The growth was driven by increased sales of our CCC Autoverse product, to both new and existing customers.

Revenues from our information services product suite were essentially flat with the prior year.

Revenues from our other products and services decreased by $0.4 million, or 44.3%, due primarily to the discontinuance of our CARS service in the third quarter of 2004.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Operating Expenses. Operating expenses in dollars and as a percentage of revenues are summarized as follows (in thousands):

	Three Months Ended June 30,				Variance
	2005		2004		Increase (Decrease)
Revenues	$50,741	100%	$49,473	100.0%	$1,268	2.6%

Production and customer support	8,655	17.1%	7,807	15.8%	848	10.9%
Commissions, royalties and licenses	3,325	6.5%	3,145	6.4%	180	5.7%
Selling, general and administrative	18,507	36.5%	19,105	38.6%	(598)	(3.1)%
Depreciation and amortization	2,052	4.0%	1,805	3.6%	247	13.7%
Product development and programming	6,936	13.7%	8,089	16.3%	(1,153)	(14.3)%
Restructuring	—	0.0%	886	1.8%	(886)	(100)%
Total operating expenses	$39,475	77.8%	$40,837	82.5%	$(1,362)	(3.3)%

Production and Customer Support. Production and customer support expenses increased by $0.9 million, or 10.9%, in 2005 compared to the second quarter of 2004. The increase was driven primarily by higher costs related to implementing and training both new and existing customers with additional products and services during the second quarter of 2005.

Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased by $0.2 million, or 5.7%, in 2005 compared to same quarter last year due primarily to new data license fees related to our CCC Valuescope service.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.6 million, or 3.1%, in 2005 compared to the second quarter of 2004. Selling, general and administrative expenses declined versus the prior year as a result of the organization realignment that took place in mid-2004, our annual customer conference, which was held during the second quarter of 2004 but spanned the first and second quarter of 2005, as well as the absence of certain one-time expenses incurred last year, including a charge of $0.8 million related to non-discrimination testing for the CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan for prior years. Offsetting a portion of these favorable variances were costs related to Sarbanes-Oxley requirements, certain consulting expenses and non-cash stock compensation expense. The non-cash stock compensation charge of $0.7 million in the second quarter of 2005 was primarily the result of a performance-based restricted stock grant to executive officers, senior managers and other key employees of the Company that is to be earned over a specified performance period and will vest on a graduated scale based on the achievement of certain earnings per share goals at December 31, 2006. Prior to the grant of restricted shares in 2005, the Company had used stock option grants as long-term incentive compensation.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 13.7%, in 2005 compared to the second quarter of 2004 as a result of higher capital expenditures over the second half of 2004 and the first half of 2005.

Product Development and Programming. Product development and programming expenses decreased by $1.2 million, or 14.3%, in 2005 compared to the second quarter of 2004 primarily due to the organization realignment that took place during the second quarter of 2004 and lower spending on product development consulting.

Restructuring Charges. In the second quarter of 2004, the Company recorded a charge of $0.9 million for a realignment of the organization, which primarily related to severance costs for 40 former employees. With the restructuring, the Company has streamlined its customer implementation process and improved sales and support execution. The restructuring has resulted in expense savings over the second half of 2004 and the first half of 2005.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Interest Expense. Interest expense increased by $2.7 million in 2005 compared to the second quarter in 2004. The increase in interest expense was driven by a new Credit Agreement CCC entered into in August 2004, in conjunction with the self-tender offer. The new Credit Agreement consisted of a Term Loan of $177.5 million and a Revolving Loan of $30.0 million. All borrowings under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") or the prime rate in effect from time to time, plus a variable spread based on our leverage ratio. Additionally, the Company entered into an interest rate swap agreement to hedge cash flows associated with interest payments on $88.8 million of the outstanding indebtedness under the Term Loan.

Equity in Income of ChoiceParts. The Company recorded income of $0.1 million for the quarters ended June 30, 2005 and 2004 related to our 27.5% share of ChoiceParts' income.

Income Taxes. The income tax provision was flat compared to the second quarter of last year. Income taxes were $3.3 million, or 37.8% of income before taxes, compared to $3.3 million, or 38.5% of income before taxes, in 2004.

Diluted Shares. Weighted average diluted shares outstanding declined by 10.4 million shares from the second quarter of 2004 due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating Income. Operating income increased for the six months ended June 30, 2005 by $3.8 million, to $22.4 million over the same period in 2004. An increase in revenues of $1.4 million along with a decrease in operating expenses of approximately $2.4 million were the drivers behind this increase. In the second quarter of 2004, there was a restructuring charge of $0.9 million related to an organizational realignment. Operating margins (operating income as a percentage of revenue) increased to 22.3% for the six months ended June 30, 2005 compared to 18.8% in the same period in 2004.

Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

	Six Months Ended June 30,				Variance
	2005		2004		Increase (Decrease)

CCC Pathways	$63,478	63.2%	$62,429	63.0%	$1,049	1.7%
CCC Valuescope	20,769	20.7%	20,300	20.5%	469	2.3%
Workflow Products	13,980	13.9%	12,798	12.9%	1,182	9.2%
Information Services	1,103	1.1%	1,006	1.0%	97	9.6%
Other Products and Services	1,132	1.1%	2,543	2.6%	(1,411)	(55.5)%
Total Revenue	$100,462	100.0%	$99,076	100.0%	$1,386	1.4%

Revenues from our CCC Pathways products increased for the six months ended June 30, 2005 by $1.0 million, or 1.7%, compared to the same period in 2004. CCC Pathways unit growth and increased sales of our Recycled Parts Service to insurance companies were the primary drivers of growth over last year.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Revenues from CCC Valuescope during the first six months of 2005 increased by $0.5 million, or 2.3%, from the same period in 2004, primarily as a result of higher volume with existing customers and new customers added during the second half of 2004.

Revenues from our workflow product suite increased for the six months ended June 30, 2005 by $1.2 million, or 9.2%, from the same period in 2004. The growth was driven by increased sales of our CCC Autoverse product, to both new and existing customers.

Revenues from our information services product suite were essentially flat with the prior year.

Revenues from our other products and services for the six months ended June 30, 2005 decreased by $1.4 million, or 55.5%, due primarily to the discontinuance of our CARS service in the third quarter of 2004. Additionally, 2004 had a higher level of consulting revenue associated with interface projects for insurance carriers.

Operating Expenses. Operating expenses in dollars and as a percentage of revenues are summarized as follows (in thousands):

	Six Months Ended June 30,				Variance
	2005		2004		Increase (Decrease)
Revenues	$100,462	100%	$99,076	100.0%	$1,386	1.4%

Production and customer support	16,989	16.9%	16,156	16.3%	833	5.2%
Commissions, royalties and licenses	6,689	6.7%	6,319	6.4%	370	5.9%
Selling, general and administrative	36,196	36.0%	37,035	37.4%	(839)	(2.3)%
Depreciation and amortization	4,030	4.0%	3,908	3.9%	122	3.1%
Product development and programming	14,132	14.1%	16,126	16.3%	(1,994)	(12.4)%
Restructuring	—	0.0%	886	0.9%	(886)	(100)%
Total operating expenses	$78,036	77.7%	$80,430	81.2%	$(2,394)	(3.0)%

Production and Customer Support. Production and customer support expenses increased by $0.8 million, or 5.2%, compared to the first six months of 2004. The increase was driven primarily by higher costs related to implementing and training both new customers and existing customers with additional products and services in 2005.

Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased by $0.4 million, or 5.9%, in 2005 compared to the same period in 2004 due primarily to new data license fees related to our CCC Valuescope service.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.8 million, or 2.3%, compared to the same period in 2004. Selling, general and administrative expenses declined versus prior year as a result of the organization realignment that took place in June 2004, as well as the absence of certain one-time expenses incurred last year, including a charge of $0.8 million related to non-discrimination testing for the CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan for prior years. Offsetting a portion of these favorable variances were costs related to Sarbanes-Oxley requirements, certain consulting expenses and stock compensation expense. Non-cash stock compensation expense of $1.4 million in the first six months of 2005 was primarily the result of a performance-based restricted stock grant to executive officers, senior managers and other key employees of the Company that is to be earned over a specified performance period and will vest on a graduated scale based on the achievement of certain earnings per share goals at December 31, 2006. Prior to the grant of restricted shares in 2005, the Company had used stock option grants as long-term incentive compensation.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Depreciation and Amortization. Depreciation and amortization expenses were essentially flat with the prior year.

Product Development and Programming. Product development and programming expenses decreased by $2.0 million, or 12.4%, in 2005 compared to the same period in 2004 primarily due to the organization realignment that took place during the second quarter of 2004 and lower spending on product development consulting.

Restructuring Charges. In the second quarter of 2004, the Company recorded a charge of $0.9 million for a realignment of the organization, which primarily related to severance costs for 40 former employees. With the restructuring, the Company has streamlined its customer implementation process and improved sales and support execution. The restructuring has resulted in expense savings over the second half of 2004 and the first half of 2005.

Interest Expense. Interest expense increased by $5.3 million compared to the same period in 2004. The increase in interest expense was driven by a new Credit Agreement we entered into in August 2004, in conjunction with the self-tender offer. The new Credit Agreement consisted of a Term Loan of $177.5 million and a Revolving Loan of $30.0 million. All borrowings under the Credit Agreement bear interest, at CCC's election, at the London Interbank Offered Rate ("LIBOR") or the prime rate in effect from time to time, plus a variable spread based on our leverage ratio. Additionally, the Company entered into an interest rate swap agreement to hedge cash flows associated with interest payments on $88.8 million of the outstanding indebtedness under the Term Loan.

Equity in Income of ChoiceParts. The Company recorded income of approximately $0.2 million for the six months ended June 30, 2005 and 2004 related to our 27.5% share of ChoiceParts' income.

Income Taxes. The income tax provision decreased from $7.2 million, or 38.4% of income before taxes, in 2004 to $6.5 million, or 37.5% of income before taxes, in 2005. The decline in the tax provision was driven mainly by lower income before income taxes, primarily the result of higher interest expense related to the Term Loan of $177.5 million the Company entered into in August 2004 offsetting the increase in operating income in 2005 compared to 2004.

Diluted Shares. Weighted average diluted shares outstanding declined by 10.5 million shares from the second quarter of 2004 due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004.

Outlook

As part of our second quarter earnings release, we provided updated guidance for the third quarter and the remainder of 2005.

Diluted earnings per share for the third quarter is expected to be $0.34 to $0.35. For the full year, the Company expects diluted earnings per share to be in the $1.32 to $1.35 range. The Company is using a diluted share base of 17.5 million shares for both the third quarter and full year.

Revenue growth for the second half is expected to be approximately 5 percent, resulting in full year revenue growth of about 3 percent.

Operating income for the third quarter is expected to be in the $12.0 to $13.0 million range. Operating income for the full year is expected to be in the $47.0 to $49.0 million range. Both the third quarter and full year guidance includes the impact of the non-cash stock compensation expense.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Liquidity and Capital Resources

During the six months ended June 30, 2005, net cash provided by operating activities was $11.7 million and proceeds received from the exercise of stock options and the employee stock purchase plan were $1.6 million. We used $2.6 million for the purchase of equipment and internal use software.

Credit Agreement

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consists of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of June 30, 2005 the Company has had no advances under the Revolving Loan and $169.6 million outstanding under the term loan. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 10, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC. The amount available to the Company to borrow under the Revolving Loan is reduced by the amount of the LOC. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

The Revolving Loan matures on August 20, 2009 and the Term Loan matures on August 20, 2010. The quarterly scheduled principal payments on the Term Loan are approximately $0.4 million per quarter through June 30, 2010. Due to a prepayment in 2004, there are no scheduled payments due under the Term Loan in 2005. The next scheduled payment is due on March 31, 2006. The final payment of $161.9 million is due at maturity. All advances under the Credit Agreement bear interest, at CCC's election, at LIBOR or the prime rate in effect from time to time plus a variable spread based on our leverage ratio. In accordance with the terms of the Credit Agreement, the Company entered into a hedging agreement that resulted in at least 50% of the aggregate principal amount borrowed under the Term Loan, or $88.8 million, being effectively subject to a fixed or maximum interest rate. See Note 2, “Significant Accounting Policies - Derivatives” to our consolidated interim financial statements for further discussion of the interest rate hedge. CCC pays a commitment fee of 0.5% on any unused portion of the Revolving Loan.

Liquidity Requirements

The Company's principal liquidity requirements consist of operating activities, including product development, investments in equipment and software and other business development activities and scheduled repayments on our long-term debt. Working capital requirements are minimal as payments are typically received from customers in advance of the services being provided. In addition, management believes that cash flows from operations and availability of funds under our Revolving Loan will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of June 30, 2005, we were in compliance with all covenants under the Credit Agreement and have had no advances under the Revolving Loan.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations and commitments as of June 30, 2005 (in thousands):

	Total	Less than 1 Year*	1-3 Years	4-5 Years	More than 5 Years	No Specific Date
Operating lease obligations	$13,948	$1,640	$6,546	$3,823	$1,939	$—
ChoiceParts Investment	1,788	—	—	—	—	1,788
Long-term debt obligations	169,613	—	3,444	3,444	162,725	—
Purchase obligations	159,623	10,204	22,913	19,418	107,088	—
Other long-term liabilities	600	368	232	—	—	—
Total	$345,572	$12,212	$33,135	$26,685	$271,752	$1,788

* Payable on or before December 31, 2005.

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases with terms ranging from 3 to 15 years.

ChoiceParts Investment. The Company has approximately $1.8 million of the original $5.5 million ChoiceParts capital funding commitment still outstanding as of June 30, 2005. Currently, there are no specific plans on the timing of when CCC will be required to fund this commitment.

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

Letter of Credit. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 10, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC.

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

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

	Expected Maturity Date
Interest Rate Derivatives	2005	2006	2007
Interest Rate Swap
Variable to Fixed	$88,750	$88,750	$88,750
Average pay rate	3.53%	3.53%	3.53%
Average receive rate	3.75%	4.30%	4.51%

Foreign Currency Risk

Due to the shut down of our international operations in the United Kingdom in 2001, we no longer believe our financial results will be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

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

(a) The annual meeting of the stockholders of the Registrant was held on June 8, 2005.

(b) The directors listed in the Registrant’s Proxy Statement dated April 22, 2005, were elected to serve until the earlier of the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified, as follows:

Director	For	Against	Withheld	Broker Non Votes
John D. Collins	15,409,587	—	278,935	—
Morgan W. Davis	11,181,273	—	4,507,249	—
Michael R. Eisenson	15,420,778	—	267,744	—
J. Roderick Heller, III	15,409,022	—	279,500	—
Thomas L. Kempner	13,507,444	—	2,181,078	—
Githesh Ramamurthy	15,400,091	—	288,431	—
Mark A. Rosen	15,384,018	—	304,504	—
Herbert S. Winokur, Jr.	15,344,049	—	344,473	—

(c) Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved. Voting by stockholders on the proposal was 15,341,184 for, 345,667 against, 1,671 withheld and no broker non votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Total Loss Class Action - Lancey Settlement Agreement

10.2	Total Loss Class Action - Settlement Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2005	CCC Information Services Group Inc.

	By:	/s/Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chairman and Chief Executive Officer

	By:	/s/Andrew G. Balbirer
	Name:	Andrew G. Balbirer
	Title:	Executive Vice President and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Total Loss Class Action - Lancey Settlement Agreement

10.2	Total Loss Class Action - Settlement Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer