Form 10-Q
period 2005-09-30
CCC INFORMATION SERVICES GROUP INC
filed 2005-10-25
CIK 1017917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 25, 2005, 16,683,610 shares of CCC Information Services Group Inc. common stock, par value $0.10 per share, were outstanding.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$51,623	$49,092	$152,085	$148,168
Expenses:
Production and customer support	8,645	7,976	25,634	24,132
Commissions, royalties and licenses	3,431	3,166	10,120	9,485
Selling, general and administrative	18,656	17,086	54,852	54,120
Depreciation and amortization	1,875	1,719	5,905	5,628
Product development and programming	6,472	7,175	20,604	23,302
Merger costs	1,441	—	1,441	—
Stock compensation expense related to tender offer, non-cash	—	13,139	—	13,139
Restructuring charges	—	—	—	886
Litigation settlement	2,882	(2,586)	2,882	(2,586)
Total operating expenses	43,402	47,675	121,438	128,106

Operating income	8,221	1,417	30,647	20,062

Interest expense	(2,996)	(1,199)	(8,590)	(1,471)
Other income, net	319	265	652	432
Equity in income of ChoiceParts investment	8,896	161	9,154	365
Income before income taxes	14,440	644	31,863	19,388

Income tax provision	(6,003)	(161)	(12,534)	(7,356)

Net income	$8,437	$483	$19,329	$12,032
Per Share Data:
Income per common share:
Basic	$0.52	$0.02	$1.19	$0.47
Diluted	$0.48	$0.02	$1.11	$0.45
Weighted average shares outstanding:
Basic	16,298	22,965	16,219	25,351
Diluted	17,618	24,161	17,479	26,629

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004
Cash and cash equivalents	$45,903	$19,958
Accounts receivable (net of allowances of $2,130 and $2,357 at September 30, 2005 and December 31, 2004, respectively)	15,875	12,721
Other current assets	9,359	7,790
Total current assets	71,137	40,469
Property and equipment (net of accumulated depreciation and amortization of $42,801 and $37,530 at September 30, 2005 and December 31, 2004, respectively)	11,771	12,151
Intangible assets (net of accumulated amortization of $2,211 and $1,569 at September 30, 2005 and December 31, 2004, respectively)	656	1,298
Goodwill	15,747	15,747
Deferred income taxes (net of valuation allowance of $11,599 at September 30, 2005 and December 31, 2004)	6,167	9,420
Investments	758	778
Other assets	5,947	3,770
Total assets	$112,183	$83,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$8,457	$7,728
Accrued expenses	20,405	19,468
Income taxes payable	—	97
Deferred revenues	7,367	6,886
Current portion of long-term debt	1,292	—
Total current liabilities	37,521	34,179
Long-term debt	168,321	169,613
Other liabilities	1,125	1,716
Total liabilities	206,967	205,508

Commitments and contingencies

Preferred stock ($1.00 par value, 100 shares authorized, issued and outstanding)	—	—
Common stock ($0.10 par value, 40,000,000 shares authorized, 16,683,610 and 16,144,124 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	1,669	1,614
Additional paid-in capital	18,479	7,298
Deferred stock compensation	(5,449)	(292)
Other comprehensive income	1,755	72
Accumulated deficit	(58,986)	(78,315)
Treasury stock, at cost (4,460,501 common shares in treasury at September 30, 2005 and December 31, 2004)	(52,252)	(52,252)
Total stockholders' deficit	(94,784)	(121,875)
Total liabilities and stockholders' deficit	$112,183	$83,633

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income	$19,329	$12,032
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges	—	886
Equity in income of ChoiceParts	(9,154)	(365)
Depreciation and amortization of property and equipment	5,263	4,986
Amortization of intangible assets	642	642
Deferred income tax benefit (provision)	3,253	(3,825)
Restricted stock compensation, non-cash	2,304	22
Stock compensation expense related to tender offer, non-cash	—	13,139
Income tax benefit related to exercise of stock options	773	827
Other, net	48	84
Changes in:
Accounts receivable, net	(3,154)	(3,625)
Other current assets	(1,569)	490
Other assets	(494)	28
Accounts payable	729	3,124
Accrued expenses	937	1,210
Income taxes payable	(97)	2,051
Other current liabilities	—	432
Deferred revenues	481	(675)
Other liabilities	(591)	(1,064)
Net cash provided by operating activities	18,700	30,399

Investing Activities:
Capital expenditures	(4,890)	(4,085)
Proceeds from sale of short-term investments	—	7,004
Distribution from ChoiceParts	9,174	—
Net cash provided by investing activities	4,284	2,919
Financing Activities:
Proceeds from borrowings on long-term debt	—	177,500
Principal repayments on long-term debt	—	(7,444)
Self-tender offer of common stock	—	(210,000)
Payments of self-tender offer costs	—	(935)
Payment of debt issuance costs	—	(3,550)
Proceeds from exercise of stock options	2,659	1,620
Proceeds from employee stock purchase plan	302	321
Principal repayments of capital lease obligations	—	(158)
Net cash provided by (used for) financing activities	2,961	(42,646)

Net increase (decrease) in cash and cash equivalents	25,945	(9,328)
Cash and cash equivalents:
Beginning of period	19,958	20,755
End of period	$45,903	$11,427

Supplemental Disclosure:
Cash paid:
Interest	$8,141	$1,057
Taxes	9,664	7,862

The accompanying notes are an integral part of these consolidated interim financial statements.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND ORGANIZATION

CCC Information Services Group Inc. ("CCCG"), incorporated in Delaware in 1983 and headquartered in Chicago, Illinois, is a holding company, which operates through its wholly owned subsidiary, CCC Information Services Inc. ("CCC"). CCC and CCCG are collectively referred to herein as the "Company" or "we." We employed 779 full-time employees at September 30, 2005, compared to 758 at September 30, 2004. We automate the process of evaluating and settling automobile claims, which allows our customers to integrate estimate information, labor time and cost, recycled parts and various other calculations derived from our extensive databases, electronic images, documents and related information into organized electronic workfiles. We develop, market and supply a variety of automobile claim products and services which enable customers in the automobile claims industry, including automobile insurance companies, collision repair facilities, independent appraisers and automobile dealers, to manage the automobile claim and vehicle restoration process. Our principal products and services are CCC Pathways® collision estimating software ("CCC Pathways"), which provides our customers with access to various automobile information databases and claims management software, and CCC Valuescope® Claim Services ("CCC Valuescope"), which is used by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen.

As of September 30, 2005, White River Ventures Inc. ("White River") held approximately 29% of our outstanding common stock. In June 1998, White River Corporation, the sole shareholder of White River, was acquired by Demeter Holdings Corporation, which is solely controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation and title holding company for the endowment fund of Harvard University. Charlesbank Capital Partners, LLC serves as the investment manager with respect to the investment of White River in the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements as of and for the three and nine months ended September 30, 2005 and 2004 are unaudited. We are of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our interim results of operations and financial condition have been included. The results of operations for any interim period should not be regarded as necessarily indicative of results of operations for any future period. The consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC").

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

Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 “Business Combinations”, the purchase method of accounting is used for all business combinations. The purchase method of accounting requires that the excess of purchase price paid over the fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of SFAS No. 142 “Goodwill and Intangible Assets” ("SFAS No. 142"), goodwill is no longer amortized. Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The goodwill balance as of September 30, 2005 was $15.7 million, which includes goodwill of $4.9 million related to CCC Valuescope services, which was part of the 1988 CCC acquisition, and goodwill of $10.8 million from the Comp-Est acquisition completed in February 2003. We reviewed the recoverability of the goodwill balance as of December 31, 2004 and concluded that the balance was not impaired. There have been no events or changes in circumstances since that date that indicate the values of such assets are impaired.

Intangible assets as of September 30, 2005 include $0.3 million for customer relationships and $0.1 million for acquired software, both of which are being amortized on a straight-line basis over a period of three years. Also included in intangible assets is a trademark valued at $0.3 million that is not being amortized. There have been no events or changes in circumstances that indicate that the values of such assets are impaired.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

Derivatives

The Company’s strategy is to hedge the floating LIBOR interest payments on at least 50% of the Term Loan debt for the first three years of the six-year term of the underlying Term Loan debt. See Note 8, “Long-Term Debt” in this section for further discussion of the Term Loan. The Company entered into an interest rate swap agreement, designated as a cash flow hedge, in which the Company will pay a fixed interest rate and receive LIBOR on a notional principal balance of $88.8 million for the three-year term expiring on November 29, 2007. The Company is accounting for this interest rate swap under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as a cash flow hedge. The hedge was evaluated and considered effective at September 30, 2005. As such, the current gain on the effective portion of the hedge of $1.8 million was classified as 'other comprehensive income' in the stockholders' deficit section, and the fair market value of the interest rate swap of $1.8 million was included in 'other assets' on the consolidated interim balance sheets.

Earnings Per Share Information

Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common share equivalents and is computed using the weighted-average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options, unvested restricted stock and certain other equity instruments. Using the treasury method, for the three and nine month periods ended September 30, 2005, a weighted average number of 2,250 and 703, respectively, unvested restricted shares were excluded from the computations of diluted earnings per share because the shares were anti-dilutive during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$8,437	$483	$19,329	$12,032

Weighted average common shares outstanding:
Shares attributable to common stock outstanding	16,298	22,965	16,219	25,351
Shares attributable to common stock equivalents outstanding	1,320	1,196	1,260	1,278
Total weighted average common shares outstanding	17,618	24,161	17,479	26,629
Per share net income:
Basic	$0.52	$0.02	$1.19	$0.47
Diluted	$0.48	$0.02	$1.11	$0.45

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004 (1)	2005	2004 (1)
Net income, as reported	$8,437	$483	$19,329	$12,032
Add:
Stock based employee compensation cost, net of taxes included in net income, as reported	549	8,160	1,433	8,160
Deduct:
Total stock based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(696)	(543)	(2,087)	(1,589)
Net income, pro forma	$8,290	$8,100	$18,675	$18,603

Per share net income — basic:
As reported	$0.52	$0.02	$1.19	$0.47
Pro forma	$0.51	$0.35	$1.15	$0.73
Per share net income — diluted:
As reported	$0.48	$0.02	$1.11	$0.45
Pro forma	$0.47	$0.34	$1.07	$0.70

(1) The Company revised the calculation of pro forma net income and net income per share (basic and diluted) for the three months and nine months ended September 30, 2004 to eliminate the stock compensation expense of $13.1 million pre-tax, or $8.2 million after-tax included in its 2004 statements of operations. In the third quarter of 2004, the Company modified its 1997 and 2000 Stock Incentive Plans permitting employees a stock-for-stock cashless exercise of vested options in connection with the Company's self-tender offer, which resulted in a non-cash stock compensation charge of $13.1 million under APB No. 25. The originally reported pro forma net income amounts were $0.1 million and $10.6 million for the three and nine month ended September 30, 2004, respectively. The originally reported pro forma net income per share was zero per share (basic and diluted) for the three months ended September 30, 2004, and $0.42 per share (basic) and $0.40 per share (diluted) for the nine months ended September 30, 2004. The Company has also revised pro forma net income, and related earnings per share information for the year ended December 31, 2004 to eliminate the stock compensation expense of $13.1 million pre-tax, or $8.2 million after-tax related to the Company's self-tender offer in the third quarter of 2004. Pro forma net income originally reported for the year ended December 31, 2004 was $16.8 million as compared to $24.8 million (revised), and pro forma net income per diluted share amount originally reported was $0.69 per share as compared to $1.02 per share (revised).

Under the Company's stock incentive plan, the exercise price of each option equals the market value of the Company's stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123 for option grants, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants for the nine months ended September 30, 2004: no expected dividend yield; expected volatility of 66.7%, risk-free interest rate of 3.4% and expected life of 5.5 years. The Company did not issue options to employees during the three and nine months ended September 30, 2005.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

For purposes of calculating the compensation costs consistent with SFAS No. 123 for employee stock purchase plan purchase rights, the fair value of each purchase right is estimated on the date the purchase right is issued using the Black-Scholes option-pricing model with the following weighted-average assumptions for purchase rights for the quarter ended September 30, 2005 and 2004: no expected dividend yield; expected volatility of 32.9% in 2005 and 66.7% in 2004; risk-free interest rates of 3.6% in 2005 and 3.4% in 2004 and an expected life of 3 months for both periods. For the nine months ended September 30, 2005 and 2004, the following weighted average assumptions were used: no expected dividend yield; expected volatility of 32.3% in 2005 and 66.7% in 2004; risk-free interest rates of 3.9% in 2005 and 3.4% in 2004 and an expected life of 3 months for both periods.

The Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company during the nine months ending September 30, 2005. Compensation cost for our performance based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation cost is amortized on a straight-line basis over the related performance period. Compensation expense previously recorded for unvested employee stock based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture. Compensation costs related to this grant were included in net income in the consolidated interim statements of operations. See Note 9, “Restricted Stock” to our consolidated interim financial statements.

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

Commitments and Contingencies

 Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties such as regulators. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. See Note 11, “Proposed Acquisition of CCC”.

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of September 30, 2005, have not recorded any liabilities related to such indemnifications in our financial statements, as we do not believe the likelihood of a material obligation is probable.

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$8,437	$483	$19,329	$12,032
Other comprehensive income:
Unrealized gain on interest rate swap	920	—	1,683	—
Comprehensive income	$9,357	$483	$21,012	$12,032

NOTE 4 —OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Prepaid data royalties	$1,944	$1,853
Insurance reimbursement for litigation settlement	1,800	1,800
Prepaid equipment maintenance	1,541	1,141
Prepaid income taxes	1,058	—
Deferred contract buyouts	968	978
Prepaid insurance	451	820
Other	1,597	1,198
Total	$9,359	$7,790

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

NOTE 5 —ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Litigation settlements	$8,188	$8,101
Compensation	5,642	5,725
Health insurance	1,612	1,347
Professional fees	1,194	655
License fees	1,012	484
Other, net	2,757	3,156
Total	$20,405	$19,468

NOTE 6 — OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Deferred rent	$1,125	$1,466
Other, net	—	250
Total	$1,125	$1,716

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

The following summarizes the activity in the restructuring accrual (in thousands):

Excess
Facilities
Balance at December 31, 2004	$1,126
Cash payments	(291)
Sublet rent received	143
Balance at March 31, 2005	$978
Cash payments	(337)
Sublet rent received	142
Balance at June 30, 2005	$783
Cash payments	(335)
Sublet rent received	141
Balance at September 30, 2005	$589

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

In the second quarter of 2004, we recorded a charge of $0.9 million primarily related to severance costs for 40 former employees. As part of the restructuring, the Company streamlined its customer implementation process and improved sales and support execution. The restructuring resulted in expense savings over the second half of 2004 and the first nine months of 2005. All the expenditures related to this charge were completed by December 31, 2004.

NOTE 8— LONG-TERM DEBT

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consists of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of September 30, 2005, the Company has had no advances under the Revolving Loan and $169.6 million was outstanding under the Term Loan. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 12, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC. The amount available to the Company to borrow under the Revolving Loan is reduced by the amount of the LOC. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

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

NOTE 9 — RESTRICTED STOCK

During the first nine months of 2005, the Company awarded performance based restricted stock to executive officers, senior managers and other key employees of the Company. The awards of 224,775 restricted shares, net of cancellations, were made under the 2000 Stock Incentive Plan (2004 Restatement). The awards vest on a graduated scale based on the achievement of certain earnings per share goals at the end of December 31, 2006. Compensation expense for our performance-based restricted stock awards is measured as the excess, if any, of the quoted market price of our common stock at the end of the reporting period over the amount an employee must pay to acquire the stock, and the compensation expense is amortized on a straight-line basis over the related performance period. Compensation expense related to the performance-based stock awards for the three and nine months ended September 30, 2005 was $0.9 million and $2.2 million, respectively, and was included in selling, general and administration expense in our consolidated interim statements of operations.

Additionally, in March 2005 the Company issued a performance based restricted stock award to the Chairman, President and Chief Executive Officer of the Company, which vests on the achievement of a stock price of $28.50 per share. This award of 60,000 shares will expire in ten years from the award date if the share price does not reach $28.50 per share. Under provisions of APB No. 25, the Company will record compensation expense related to this grant in the period in which the market-based performance criteria is met. This criterion has not yet been met as of September 30, 2005 and accordingly the Company has recorded no compensation expense.

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

The Company has deferred stock compensation expense, related to the granting of restricted stock of $5.4 million as of September 30, 2005, which was included in 'stockholders' deficit' in our consolidated interim balance sheets.

NOTE 10 — LITIGATION SETTLEMENTS

In September 2005, ChoiceParts, LLC (“ChoiceParts”), and its three founding companies, including CCC, signed a settlement agreement with the defendants in an antitrust case brought by ChoiceParts in federal court. As a result, CCC’s financial results for the three months and nine months ended September 30, 2005 includes an after-tax gain of approximately $5.4 million, which includes its allocable share of the gain recognized by ChoiceParts. ChoiceParts distributed proceeds from the settlement in September 2005 to its founding companies, of which CCC’s share was $9.2 million.

In August 2004, the Company settled a dispute that had been pending between the Company and certain of its insurers that had issued insurance policies to the Company. Under the terms of the settlement, the insurers paid the Company $4.8 million, and the parties agreed to dismiss the legal proceedings relating to this matter and to provide mutual releases. The settlement involved a lawsuit filed by the Company’s insurers in which they sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company’s vehicle valuation product and service, now known as CCC Valuescope. The benefit from this settlement, as shown in the Company’s Statement of Operations, was offset by $0.3 million for defense and settlement costs and a $1.9 million increase in the CCC Valuescope litigation accrual.

NOTE 11 — PROPOSED ACQUISITION OF CCC

On September 22, 2005, CCC announced that it entered into an Agreement and Plan of Merger, dated as of September 21, 2005 (“Merger Agreement”), by and among CCC, Cougar Holdings, Inc., a Delaware corporation (“Parent”), and Cougar Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into CCC, with CCC continuing after the merger as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are entities affiliated with Investcorp, S.A., a global investment group.

Pursuant to the Merger Agreement, CCC stockholders will receive $26.50 in cash for each share of CCC common stock, representing a 10.3% premium over the average closing price of CCC’s stock for the 90 trading days prior to the announcement of the transaction. Prior to the closing, all unvested stock options and outstanding shares of restricted stock will immediately vest. The fully diluted equity value of the transaction is approximately $495.6 million. The transaction is expected to close this year.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)

CCC’s board of directors has unanimously approved the Merger Agreement. In addition, CCC’s two largest shareholders, White River and Capricorn Investors III, L.P. (“Capricorn”), have agreed to vote a total of 4,751,735 shares of CCC common stock in the case of White River and 51 shares of Series F Preferred Stock in the case of Capricorn, representing approximately 30% of the voting power of CCC’s outstanding shares, in favor of the transaction.

The transaction is subject to various conditions, including filing of the proxy with the SEC, approval of the transaction by CCC’s stockholders, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, which termination of the waiting period was granted on October 17, 2005. The definitive agreement includes customary provisions permitting CCC’s board to receive and accept an alternative proposal if that proposal is more favorable to the Company’s stockholders and reasonably capable of being completed, subject to expense reimbursement and payment of a termination fee.

NOTE 12 — LEGAL PROCEEDINGS

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company has pending against it certain putative class actions and individual actions in which the plaintiffs allege that their insurers, using valuation reports prepared by CCC, offered them an inadequate amount for their total loss vehicles. Set forth below is a discussion of developments with respect to this litigation since the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005, and June 30, 2005.

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

In the third quarter of 2004, CCC increased its reserve for this potential litigation settlement by $1.9 million to $6.2 million, which is net of an expected insurance reimbursement of $1.8 million. The settlement administrator has undertaken certain settlement administration activities and has sent notices to the class. CCC has paid approximately $2.7 million related to this work, which has been charged against the settlement reserve. Additionally, the Company has reached an agreement in principle to contribute approximately $2.9 million to the settlement of an additional case that has previously been disclosed, PAK et al. v. FARMERS GROUP INC. and FARMERS INSURANCE EXCHANGE, Case No. CV98-04873 (Second Judicial District of the State of Nevada in and for Washoe County). As a result, the current recorded reserve has been increased by $2.9 million in the third quarter of 2005 to account for this anticipated settlement.

McGOWAN v. PROGRESSIVE CASUALTY INS. CO., PROGRESSIVE INS. CO., AND CCC INFORMATION SERVICES INC., Case No. 00VS006525 (filed June 16, 2000 in the State Court of Fulton County, Georgia), DASHER v. ATLANTA CASUALTY CO. AND CCC INFORMATION SERVICES INC., Case No. 00VS006315 (filed June 16, 2000 in the State Court of Fulton County, Georgia) and WALKER v. STATE FARM MUTUAL AUTOMOBILE INS. CO. AND CCC INFORMATION SERVICES INC., Case No. 00VS007964 (filed August 2, 2000 in the State Court of Fulton County, Georgia). Each of these cases was pending before the Court of Appeals of Georgia (Case Nos. A06A0726, A05A1077, and A05A1090, respectively) following the trial court’s dismissal of the cases with prejudice. On July 15, 2005, the Court of Appeals affirmed those dismissals, and on August 23, 2005, Plaintiffs filed a petition for writ of certiorari with the Georgia Supreme Court.

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

CCC has long been a leader and innovator in the automobile claims and collision repair market. CCC has approximately 21,000 collision repair facility installations, located in all 50 states, and over 350 insurance company customers in the United States. We have also pioneered value-added network communications between industries involved in claims settlement, and today our EZNet® communications network handles an average of over 1 million claims-related transactions each business day. CCC Valuescope is also an established market-leading offering. We continue to seek products and services to anticipate and respond to changing demands in the auto-claims industry.

CCC Pathways

This suite consists of our collision estimating products:

•	CCC Pathways® Appraisal Solution (for insurance customers);

•	CCC Pathways® Estimating Solution (for collision repair facility customers);

•	CCC Pathways® Independent Appraiser Solution (for independent appraisers);

•	CCC Pathways® Digital Imaging;

•	Recycled Parts Services; and

•	Comp-Est™ Estimating Solution.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CCC Pathways Solutions. CCC Pathways helps automobile insurance companies, collision repair facilities and independent appraisers manage aspects of their day-to-day automobile claim activities, including receipt of new assignments, preparation of estimates, communication of status and completed activity, and maintenance of notes and reports. The CCC Pathways platform allows customers to integrate our other services, including CCC Pathways Digital Imaging, Recycled Parts Services and CCC Valuescope, in order to organize individual claim information in electronic workfiles, which can be stored either via our EZNet communications network or our CCC Autoverse® workflow solution, both of which are described later in this section under "Workflow Products."

CCC Pathways Digital Imaging. Imaging integration allows automobile insurance companies, collision repair facilities, and independent appraisers to attach digital images of damaged vehicles to the CCC Pathways estimate workfile and transmit images with the workfile. These electronic images can be accessed by any authorized participant in the automobile claim process at any time and from any web enabled location. CCC Pathways Digital Imaging reduces the need for onsite inspections and eliminates film, photo processing, travel and overnight delivery costs.

Recycled Parts Services. Recycled Parts is our solution that allows CCC Pathways users to download the available recycled parts from suppliers selected by the insurance companies. These parts are delivered to CCC Pathways with the assignment or at the appraiser’s request, and are automatically deposited into the database for use when writing the estimate. The Recycled Parts solutions result in an estimate that is aligned with the repair options.

Comp-Est Estimating Solution. Comp-Est Estimating Solution is our collision estimating software that targets smaller repair facilities that do not communicate electronically with insurance companies. This product also allows our customers to access the MOTOR Crash Estimating Guides and provides them with the ability to generate estimates and supplements.

 CCC Valuescope

CCC Valuescope. Our CCC Valuescope® services are used primarily by automobile insurance companies and independent appraisers in processing claims involving private passenger vehicles that have been heavily damaged or stolen. Typically, when the cost to repair a vehicle exceeds 70% to 90% of the vehicle's value, the automobile insurance company will declare that vehicle to be a "total loss." In such cases, we provide the insurer or independent appraiser with the local market value of the vehicle to assist in processing the claim. This valuation service can also be obtained for both commercial and recreational vehicles as well as for specialty vehicles, such as trucks, semi-trailers, marine craft, motorcycles, and pre-fabricated housing.

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

EZNet Communications Network. Our EZNet communications network is a secure network that allows clients to communicate estimates and claim information electronically. We also use our EZNet communications network to offer to our customers various electronic direct repair services such as dispatch of assignment information, estimate and supplement retrieval, electronic review of automobile appraisals, and recycled parts information. The network allows customers to electronically communicate claim information, including assignments, workfiles, estimates, images and auditable estimate data, internally and among insurance company appraisers, collision repair facilities, independent appraisers, insurance company reinspectors and other parties involved in the automobile claims process. The EZNet communications network allows customers to share information and review claims, regardless of their location and provides them with an electronic library to catalog, organize and store completed claims files.

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

Other Products and Services

Pathways Enterprise Solution®and Pathways Professional Advantage®. Pathways Enterprise Solution is an automotive repair facility management software system that allows multiple location collision repair facilities to manage accounts, prepare employee schedules and perform various other management functions. Pathways Professional Advantage, similar to Pathways Enterprise Solution, is a repair facility management software system for a single store location.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

CCC Pathways Production Assistant. Production Assistant™ helps shops control its scheduling, parts ordering, and overall shop productivity. Integrated with CCC Pathways®, Production Assistant provides shops with parts management, vendor management, accounting system interface, and reporting that allows the shop to analyze its productivity, cycle time metrics, and capacity.

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

For a detailed discussion of the application of these accounting policies, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. Additional information on certain of these policies is included in Note 2, “Summary of Significant Accounting Policies” to our consolidated interim financial statements in Item 1 in this Quarterly Report on Form 10-Q.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating Income. Operating income increased quarter over quarter by $6.8 million, to $8.2 million. An increase in revenues of $2.5 million, and a decrease in operating expenses of $4.3 million were the drivers behind this increase. The three months ended September 30, 2004 included a one-time stock compensation charge of $13.1 million, while the three months ended September 30, 2005 included a charge of $1.4 million related to the proposed merger, and an increase to the litigation settlement reserve of $2.9 million.

Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

	Three Months Ended September 30,				Variance
	2005		2004		Increase (Decrease)
CCC Pathways	$32,173	62.3%	$30,937	63.0%	$1,236	4.0%
CCC Valuescope	10,415	20.2%	10,301	21.0%	114	1.1%
Workflow Products	7,740	15.0%	6,391	13.0%	1,349	21.1%
Information Services	556	1.1%	511	1.0%	45	8.8%
Other Products and Services	739	1.4%	952	2.0%	(213)	(22.4)%
Total Revenue	$51,623	100.0%	$49,092	100.0%	$2,531	5.2%

Revenues from our CCC Pathways products increased in the third quarter of 2005 by $1.2 million, or 4.0%, compared to the third quarter of last year. CCC Pathways unit growth, and Comp-Est unit growth in the collision repair channel were the primary drivers of growth over the prior year along with increased sales of our Recycled Parts Service to insurance companies.

Revenues from CCC Valuescope were essentially flat with the prior year.

Revenues from our Workflow Product suite increased in the third quarter of 2005 by $1.3 million, or 21.1%, from the prior year. The growth was driven by increased sales of our CCC Autoverse and CCC Accumark Reinspection products, to both new and existing customers.

Revenues from our Information Services product suite were essentially flat with the prior year.

Revenues from our other products and services decreased by $0.2 million, or 22.4%, due primarily to the discontinuance of our CARS service in the third quarter of 2004.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Operating Expenses. Operating expenses in dollars and as a percentage of revenues are summarized as follows (in thousands):

	Three Months Ended September 30,				Variance
	2005		2004		Increase (Decrease)
Revenues	$51,623	100.0%	$49,092	100.0%	$2,531	5.2%

Production and customer support	8,645	16.8%	7,976	16.2%	669	8.4%
Commissions, royalties and licenses	3,431	6.7%	3,166	6.5%	265	8.4%
Selling, general and administrative	18,656	36.1%	17,086	34.8%	1,570	9.2%
Depreciation and amortization	1,875	3.6%	1,719	3.5%	156	9.1%
Product development and programming	6,472	12.5%	7,175	14.6%	(703)	(9.8)%
Merger costs	1,441	2.8%	—	—	1,441	100.0%
Stock compensation expense related to tender offer, non-cash	—	—	13,139	26.8%	(13,139)	(100.0)%
Litigation settlement	2,882	5.6%	(2,586)	(5.3)%	5,468	211.4%
Total operating expenses	$43,402	84.1%	$47,675	97.1%	$(4,273)	(9.0)%

Production and Customer Support. Production and customer support expenses increased by $0.7 million, or 8.4%, in 2005 compared to the third quarter of 2004. The increase was driven primarily by higher costs related to implementing, training, and supporting both new and existing customers.

Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased by $0.3 million, or 8.4%, in 2005 compared to same quarter last year due primarily to new data license fees related to our CCC Valuescope service.

Selling, General and Administrative. Selling, general and administrative expenses increased by $1.6 million, or 9.2%, in 2005 compared to the third quarter of 2004. This increase was primarily due to non-cash stock compensation of $0.9 million related to performance-based restricted stock awards to executive officers, senior managers and other key employees of the Company issued in 2005, increased business continuity and disaster recovery costs and higher consulting fees.

Depreciation and Amortization. Depreciation and amortization expenses were essentially flat with the prior year.

  Product Development and Programming. Product development and programming expenses decreased by $0.7 million, or 9.8%, in 2005 compared to the third quarter of 2004 primarily due to lower spending on product development consulting.

Merger Costs. Merger costs of $1.4 million during the current quarter were primarily related to financial advisory fees and legal fees associated with the proposed acquisition of CCC.

Stock compensation expense, non-cash. The non-cash stock compensation charge during 2004 of $13.1 million resulted from the exercise of employee stock options in connection with the Company's self-tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer, as such, the Company does not expect to record any additional compensation expense associated with current or future options granted under these plans. Following stock compensation accounting requirements, the charge had to cover all vested employee stock options including those that were not tendered and those that were unable to be exercised due to the 44 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Litigation Settlement. During the third quarter of 2005, the Company increased its litigation settlements reserve by $2.9 million relating to an additional total loss case that was previously disclosed. During the third quarter of 2004, the Company received $4.8 million as a result of the settlement of a lawsuit filed by certain of the Company’s insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company’s vehicle valuation product, now known as CCC Valuescope. We also recorded a net charge of $1.9 million to increase our accrual for settlement of the litigation relating to CCC Valuescope, from $4.3 million to $6.2 million. The net result of the insurance settlement of $4.8 million, after the $1.9 million charge and the deduction of approximately $0.3 million for defense and settlement costs resulted in a net pre-tax benefit of $2.6 million for the third quarter of 2004.

Interest Expense. Interest expense increased by $1.8 million in 2005 compared to the third quarter in 2004. The increase in interest expense was primarily due to the credit agreement, which was signed August 20, 2004, not being in place for a full quarter in 2004, an increase in the interest rate, offset by the benefit of the interest rate swap, and lower principal balance due to repayments.

  Equity in Income of ChoiceParts. Equity in income of ChoiceParts increased by $8.7 million in 2005 compared to the third quarter in 2004. During the current quarter, ChoiceParts, and its three founding companies, signed a settlement agreement with the defendants in an antitrust case resulting in a pre-tax gain to the Company of $8.9 million.

  Income Taxes. The income tax provision increased by $5.8 million, as compared to the third quarter of last year. The increase was due to higher pretax income, including income related to the ChoiceParts settlement. Additionally, the income tax rate of 41.6% was higher due to costs related to the proposed merger of $1.4 million not being deductible for income tax purposes.

  Diluted Shares. Weighted average diluted shares outstanding declined by 6.5 million shares from the third quarter of 2004 due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating Income. Operating income increased for the nine months ended September 30, 2005 by $10.6 million, to $30.6 million over the same period in 2004. An increase in revenues of $3.9 million, and a decrease in operating expenses of approximately $6.7 million were the drivers behind this increase. The nine months ended September 30, 2004 included a one-time stock compensation charge of $13.1 million, while the nine months ended September 30, 2005 included a charge of $1.4 million related to the proposed merger, and an increase to the litigation settlement reserve of $2.9 million.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Revenues. Revenues for each of our product and service suites are summarized as follows (in thousands):

	Nine Months Ended September 30,				Variance
	2005		2004		Increase (Decrease)

CCC Pathways	$95,651	62.9%	$93,366	63.0%	$2,285	2.4%
CCC Valuescope	31,184	20.5%	30,601	20.6%	583	1.9%
Workflow Products	21,720	14.3%	19,190	13.0%	2,530	13.2%
Information Services	1,659	1.1%	1,517	1.0%	142	9.4%
Other Products and Services	1,871	1.2%	3,494	2.4%	(1,623)	(46.5)%
Total Revenue	$152,085	100.0%	$148,168	100.0%	$3,917	2.6%

Revenues from our CCC Pathways products increased for the nine months ended September 30, 2005 by $2.3 million, or 2.4%, compared to the same period in 2004. CCC Pathways unit growth and increased sales of our Recycled Parts Service to insurance companies were the primary drivers of growth over last year.

Revenues from CCC Valuescope during the first nine months of 2005 increased by $0.6 million, or 1.9%, from the same period in 2004, primarily as a result of higher volume with existing customers and new customers added during 2005.

Revenues from our Workflow Product suite increased for the nine months ended September 30, 2005 by $2.5 million, or 13.2%, from the same period in 2004. The growth was driven by increased sales of our CCC Autoverse and CCC Accumark Reinspection products, to both new and existing customers.

Revenues from our Information Services product suite were essentially flat with the prior year.

Revenues from our other products and services for the nine months ended September 30, 2005 decreased by $1.6 million, or 46.5%, due primarily to the discontinuance of our CARS service in the third quarter of 2004. Additionally, 2004 had a higher level of consulting revenue associated with interface projects for insurance carriers.

Operating Expenses. Operating expenses in dollars and as a percentage of revenues are summarized as follows (in thousands):

	Nine Months Ended September 30,				Variance
	2005		2004		Increase (Decrease)
Revenues	$152,085	100.0%	$148,168	100.0%	$3,917	2.6%

Production and customer support	25,634	16.9%	24,132	16.3%	1,502	6.2%
Commissions, royalties and licenses	10,120	6.7%	9,485	6.4%	635	6.7%
Selling, general and administrative	54,852	36.1%	54,120	36.5%	732	1.4%
Depreciation and amortization	5,905	3.9%	5,628	3.8%	277	4.9%
Product development and programming	20,604	13.5%	23,302	15.7%	(2,698)	(11.6)%
Merger costs	1,441	0.9%	—	—	1,441	100.0%
Stock compensation expense related to tender offer, non-cash	—	—	13,139	8.9%	(13,139)	(100.0)%
Restructuring	—	—	886	0.6%	(886)	(100.0)%
Litigation settlement	2,882	1.9%	(2,586)	(1.7)%	5,468	211.4%
Total operating expenses	$121,438	79.9%	$128,106	86.5%	$(6,668)	(5.2)%

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Production and Customer Support. Production and customer support expenses increased by $1.5 million, or 6.2%, compared to the first nine months of 2004. The increase was driven primarily by higher costs related to implementing and training both new customers and existing customers with additional products and services in 2005.

Commissions, Royalties and Licenses. Commissions, royalties and licenses expenses increased by $0.6 million, or 6.7%, in 2005 compared to the same period in 2004 due primarily to new data license fees related to our CCC Valuescope service.

Selling, General and Administrative. Selling, general and administrative expenses increased by $0.7 million, or 1.4%, in 2005 compared to the same period in 2004. This increase was primarily due to non-cash stock compensation of $2.2 million related to performance-based restricted stock awards to executive officers, senior managers and other key employees of the Company issued in 2005, increased business continuity and disaster recovery costs and higher consulting fees. Offsetting these increases, in part, was savings associated with the organization realignment that took place in June 2004, as well as the absence of certain one-time expenses incurred last year, including a charge of $0.8 million related to non-discrimination testing for the CCC Information Services Inc. 401(k) Retirement Savings & Investment Plan for prior years.

Depreciation and Amortization. Depreciation and amortization expenses were essentially flat with the prior year.

  Product Development and Programming. Product development and programming expenses decreased by $2.7 million, or 11.6%, in 2005 compared to the same period in 2004 primarily due to the organization realignment that took place during the second quarter of 2004 and lower spending on product development consulting.

Merger Costs. Merger costs of $1.4 million during the current quarter were primarily related to financial advisory fees and legal fees associated with the proposed acquisition of CCC.

Stock compensation expense, non-cash. The non-cash stock compensation charge of $13.1 million resulted from the exercise of employee stock options in connection with the Company's self-tender offer. The Company permitted employee stock option holders to participate in the self-tender offer using a stock-for-stock cashless exercise. This triggered variable stock compensation accounting for the 1997 and 2000 Stock Incentive Plans, which resulted in a non-cash stock compensation charge. The stock-for-stock cashless exercise was only allowed for purposes of participating in the self-tender offer, as such, the Company does not expect to record any additional compensation expense associated with current or future options granted under these plans. Following stock compensation accounting requirements, the charge had to cover all vested employee stock options including those that were not tendered and those that were unable to be exercised due to the 44 percent pro-ration factor. All stock option holders received the same terms and conditions for their shares as shareholders and warrant holders.

Restructuring Charges. In the second quarter of 2004, the Company recorded a charge of $0.9 million for a realignment of the organization, which primarily related to severance costs for 40 former employees. With the restructuring, the Company streamlined its customer implementation process and improved sales and support execution. The restructuring resulted in expense savings over the second half of 2004 and the first nine months of 2005.

Litigation Settlement. During the third quarter of 2005, the Company increased its litigation settlements reserve by $2.9 million relating to an additional total loss case that was previously disclosed. During the third quarter of 2004, the Company received $4.8 million as a result of the settlement of a lawsuit filed by certain of the Company’s insurers in which the insurers sought a declaration that there was no insurance coverage under certain policies for the pending litigation involving the Company’s vehicle valuation product, now known as CCC Valuescope. We also recorded a net charge of $1.9 million to increase our accrual for settlement of the litigation relating to CCC Valuescope, from $4.3 million to $6.2 million. The net result of the insurance settlement of $4.8 million, after the $1.9 million charge and the deduction of approximately $0.3 million for defense and settlement costs resulted in a net pre-tax benefit of $2.6 million for the third quarter of 2004.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Interest Expense. Interest expense increased by $7.1 million compared to the same period in 2004. The increase in interest expense was primarily due to the credit agreement, which was signed on August 20, 2004, not being in place for a full nine months in 2004, increase in the interest rate, offset by the benefit of the interest rate swap, and lower principal balance due to repayments.

  Equity in Income of ChoiceParts. Equity in income of ChoiceParts increased by $8.8 million in 2005 compared to the third quarter in 2004. During the current quarter, ChoiceParts, and its three founding companies, signed a settlement agreement with the defendants in an antitrust case resulting in a pre-tax gain to the Company of $8.9 million.

  Income Taxes. The income tax provision increased from $7.4 million, or 37.9% of income before taxes, in 2004 to $12.5 million, or 39.3% of income before taxes, in 2005. The increase was due to higher pretax income, including income related to the ChoiceParts settlement.

  Diluted Shares. Weighted average diluted shares outstanding declined by 9.2 million shares from the third quarter of 2004 due to the purchase by the Company of 11.2 million shares pursuant to its self-tender offer in the third quarter of 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, net cash provided by operating activities was $18.7 million, which included $2.7 million in payments related to the CCC Valuescope litigation. We received a $9.2 million distribution from our ChoiceParts investment. Proceeds received from the exercise of stock options and the employee stock purchase plan were $3.0 million. We used $4.9 million for the purchase of equipment and internal use software.

Credit Agreement

On August 20, 2004, in conjunction with the self-tender offer, CCC entered into a new credit agreement ("Credit Agreement"). The new agreement consists of a term loan ("Term Loan") of $177.5 million and a revolving loan ("Revolving Loan") of $30.0 million. As of September 30, 2005, the Company has had no advances under the Revolving Loan and $169.6 million outstanding under the Term Loan. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 12, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC. The amount available to the Company to borrow under the Revolving Loan is reduced by the amount of the LOC. The Credit Agreement contains covenants that, among other things, restrict CCC's ability to sell or transfer assets, make certain investments and make capital expenditures in addition to certain financial covenants. CCC is also required to provide the lender with quarterly and annual financial reports. The Credit Agreement is guaranteed by CCCG and is secured by a blanket first priority lien on substantially all of the assets of CCCG and its subsidiaries.

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

Liquidity Requirements

The Company's principal liquidity requirements consist of operating activities, including product development, investments in equipment and software and other business development activities and scheduled repayments on our long-term debt. Working capital requirements are minimal as payments are typically received from customers in advance of the services being provided. In addition, management believes that cash flows from operations and availability of funds under our Revolving Loan will be sufficient to meet our liquidity needs for the foreseeable future. There can be no assurance that we will be able to satisfy our liquidity needs in the future without engaging in financing activities beyond those described above. As of September 30, 2005, we were in compliance with all covenants under the Credit Agreement and have had no advances under the Revolving Loan.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations and commitments as of September 30, 2005 (in thousands):

		Remainder	2006 -	2008 -	2010 and	No Specific
	Total	of 2005*	2007	2009	Beyond	Date
Operating lease obligations	$13,131	$823	$6,546	$3,823	$1,939	$ ─
ChoiceParts Investment	1,788	─	─	─	─	1,788
Long-term debt obligations	169,613	─	3,444	3,444	162,725	─
Purchase obligations	163,120	5,519	30,762	19,751	107,088	─
Other long-term liabilities	589	357	232	─	─	─
T Total	$348,241	$6,699	$40,984	$27,018	$271,752	$1,788
* Payable on or before December 31, 2005.

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases with terms ranging from 1 to 15 years.

ChoiceParts Investment. The Company has approximately $1.8 million of the original $5.5 million ChoiceParts capital funding commitment still outstanding as of September 30, 2005. Currently, it is not expected that CCC will be required to fund this commitment.

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

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Letter of Credit. As part of a legal settlement entered into by the Company, CCC had an $8.0 million letter of credit ("LOC") issued on July 8, 2005. See Note 12, “Legal Proceedings” to our consolidated interim financial statements for further discussion of the legal settlement. The LOC expires on July 7, 2006, however, the LOC will be extended automatically for one year unless the beneficiaries of the LOC provide notification not to extend. The interest rate on the LOC is at our variable spread, unless there are borrowings outstanding, in which case the interest rates are the same as the Revolving Loan. There are no borrowings outstanding on the LOC.

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

	Expected Maturity Date
Interest Rate Derivatives	2005	2006	2007
Interest Rate Swap
Variable to Fixed	$88,750	$88,750	$88,750
Average pay rate	3.53%	3.53%	3.53%
Average receive rate	3.29%	4.54%	4.58%

Foreign Currency Risk

Due to the shut down of our international operations in the United Kingdom in 2001, we no longer believe our financial results will be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information provided in Note 12, “Legal Proceedings” in our consolidated interim financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

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

Date: October 25, 2005	CCC Information Services Group Inc.

	By:	/s/Githesh Ramamurthy
	Name:	Githesh Ramamurthy
	Title:	Chairman, President and Chief Executive Officer

By:	/s/Andrew G. Balbirer
Name:	Andrew G. Balbirer
Title:	Executive Vice President and Chief Financial Officer

CCC INFORMATION SERVICES GROUP INC.
AND SUBSIDIARIES

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer